Form 10-Q
period 1996-03-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1996-05-14
CIK 1000779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q


(Mark One)

                 Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996 or

                  Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from_______________to____________


Commission File Number:    0-26954


                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
             (Exact name of Registrant as specified in its charter)


    Delaware                                                         22-3350958
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)



Mack Centre IV, 61 South Paramus Road                               07652
Paramus, New Jersey                                               (Zip Code)
(Address of principal executive offices)

                       (201) 291-1900
(Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No___

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of May 9, 1996 was 6,629,569.

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX





               Page


Part I - Financial Information (unaudited)

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  December 31, 1995 and March 31, 1996                      1

                  Condensed Combined/Consolidated Statements of Income for the
                  Three Months Ended March 31, 1995 and 1996                2

                  Condensed  Combined/Consolidated  Statements  of Cash
                  Flows for the Three Months Ended March 31,
                  1995 and 1996                                             3

                  Notes to Condensed Combined/Consolidated
                  Financial Statements                                      4

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition                                                 5

Part II - Other Information


     Item 6 - Exhibits and Reports on Form 8-K                              7


     Signature                                                              8

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except share information)

                                           December 31, 1995    March 31, 1996
                                           ------------------   ---------------
                                              (Note 1)            (Unaudited)

                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $6,589               $3,020
  Accounts receivable, net                          18,555               19,672
  Prepaid expenses and other current assets          2,312                3,016
                                             ----------------    ---------------
    Total current assets                            27,456               25,708

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net            3,925                4,153
OTHER ASSETS                                         1,459                1,173
                                             =================  ================
    Total assets                                    $32,840             $31,034
                                             =================  ================

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                             $2,803               $2,759
  Current maturities of long-term debt               3,477                3,607
  Accounts payable and accrued liabilities          13,634               12,440
                                            ------------------  ----------------
    Total current liabilities                       19,914               18,806

LONG-TERM DEBT, net of current maturities            3,027                2,312
OTHER LONG-TERM LIABILITIES                          1,588                1,382
                                            ------------------  ----------------
    Total liabilities                               24,529               22,500
                                            ------------------  ----------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding          0                    0
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 6,629,569 shares issued and outstanding   7                    7
 Additional paid-in capital                          8,499                8,499
 Retained earnings                                    (195)                  28
                                            ------------------  ----------------
    Total stockholders' equity                        8,311                8,534
                                            ==================  ================
    Total liabilities and
      stockholders' equity                          $32,840              $31,034
                                            ==================  ================


See accompanying notes to condensed combined/consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
              CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                             For the Three Months Ended
                                                     March 31,
                                             -----------------------------------
                                                1995                  1996
                                             ---------------     ---------------
                                                (Note 2)

REVENUES                                        $34,031             $40,165

COST OF REVENUES                                 23,754              27,718
                                              ---------------     --------------

          Gross profit                           10,277              12,447

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      9,052              11,975
                                              ---------------     --------------

          Operating income                        1,225                 472

OTHER INCOME (EXPENSE):
  Other income, net                                  98                  94
  Interest expense                                 (194)               (181)
                                              ---------------     --------------


          INCOME BEFORE INCOME TAXES              1,129                 385

PROVISION FOR INCOME TAXES                          462                 162
                                               ---------------    --------------

          Net income                               $667                $223
                                              ===============     ==============

NET INCOME PER SHARE                                                   $.03
                                                                 ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                                   6,630
                                                                 ===============

PRO FORMA NET INCOME PER                           $.10
SHARE
                                              ===============

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING     6,811
                                              ===============




See accompanying notes to condensed combined/consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
            CONDENSED COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share data)
                                   (Unaudited)

                                               For the Three Months Ended
                                                       March 31,
                                               --------------------------------
                                                   1995              1996
                                               --------------    --------------
                                                (Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $667                $223
Adjustments to reconcile net income to net
cash provided (used) by
operating activities -
    Adjustments to conform fiscal year-ends of
        certain acquired companies                 105                   0
    Depreciation and amortization                  219                 319
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                (2,077)             (1,117)
        Prepaid expenses and other
          current assets                          (910)               (704)
        Other assets                               (93)                275
      Increase (decrease) in -
        Accounts payable and accrued liabilities 3,170             (1,194)
        Other long-term liabilities               (531)              (206)
                                               --------------    --------------
          Net cash provided (used) by
             operating activities                  550             (2,404)
                                               --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold
    improvements                                  (517)              (536)
                                               --------------    --------------
          Net cash used in investing activities   (517)              (536)
                                               --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings, net                       (44)               (44)
  Proceeds from long-term debt                      36                440
  Repayments of long-term debt                    (552)            (1,025)
  Distributions to stockholders                    145                  0
                                               --------------    --------------
     Net cash provided (used) by
       financing activities                       (415)              (629)
                                               --------------    --------------
     Net increase (decrease) in cash
       and cash equivalents                       (382)            (3,569)
CASH AND CASH EQUIVALENTS, beginning of year     2,399              6,589
                                               ==============    ==============
CASH AND CASH EQUIVALENTS, end of period        $2,017             $3,020
                                               ==============    ==============




See accompanying notes to condensed combined/consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS


(1)       BASIS OF PRESENTATION:

                  The accompanying unaudited condensed combined/consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation -

                  The Company completed the acquisition of 11 companies on November 20, 1995. October 1, 1995 has been used as the effective date of the acquisition for accounting purposes since, in management's opinion, effective control was transferred to the Company by that date. The assets and liabilities of the acquired companies at September 30, 1995 were recorded by the Company at their historical amounts. The pro forma combined statements of income and cash flows for the three months ended March 31, 1995 include the combined operations of the acquired companies for the three months then ended as if the acquisition had taken place as of January 1, 1995.

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Net Income Per Share -

                  The computation of pro forma combined net income per share for the three months ended March 31, 1995 is based upon 6,810,564 shares of Common Stock outstanding, which includes (i) 493,869 shares issued prior to the Combination, (ii) 2,935,700 shares in connection with the companies acquired in November 1995, (iii) 3,200,000 shares sold in the Offering, and (iv) the dilution attributable to the Company's debentures which are convertible into 180,995 shares of Common Stock.

                  The computation of consolidated net income per share for the three months ended March 31, 1996 is based upon 6,629,569 shares of Common Stock outstanding. The conversion of the stock options and the debentures outstanding at March 31, 1996 are not included in the computation as the effect would be antidilutive.

      Item 2 - Management's Discussion and Analysis of Financial Condition

Overview

         The Company was founded in June 1994 to create a national, full service, same-day ground and air delivery and logistics company. On November 27, 1995, the Company acquired eleven companies (the "Combination") simultaneously with the consummation of its initial public offering (the "Offering"). Prior to the Combination, each of the acquired companies operated as a separate, independent entity. As a result, historical combined results may not be comparable to or indicative of future performance. For all periods presented, the financial information includes the consolidated results of Consolidated Delivery & Logistics, Inc. combined with those of the acquired companies as if these businesses had always been members of the same operating group without giving effect to the Combination or the Offering. The assets and liabilities of the acquired companies are reflected at their historical amounts.

         Prior to the Combination, most of the acquired companies elected to be treated as S Corporations under the Internal Revenue Code of 1986, as amended. Upon consummation of the Combination, the Company terminated such S Corporation elections. For purposes of the pro forma combined financial statements presented elsewhere herein, pro forma Federal income taxes have been provided for the acquired companies as if they had all filed C Corporation tax returns for all periods presented.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

         Revenues for the first quarter of 1996 increased $6.1 million, or 18.0%, to $40.2 million from $34.0 million for the first quarter of 1995 primarily as a result of increased air and ground delivery revenues, as well as increases in revenues in the Company's logistics business. For the first quarter of 1996, ground delivery revenues increased approximately $2.8 million (13.0%), air delivery revenues increased approximately $2.4 million (26.2%) and logistics revenues increased by approximately $927,000 (26.9%) over the comparable period in 1995. Ground delivery revenues increased primarily due to additional business from existing customers as well as the addition of new customers in the consumer products and pharmaceutical industries. The increase in air delivery revenues during the first quarter of 1996 was largely attributable to new customers in the computer hardware and software industries and to increased demand from existing customers. The increase in logistics revenues was primarily attributable to the addition of new customers and increased demand from existing customers. This increase was partially offset by a significant reduction in revenues resulting from the loss of several important project bids during the period.

     Gross profit for the first quarter of 1996 increased $2.2 million, or 21.1%, to $12.4 million from $10.3 million for the first quarter of 1995 primarily as a result of increased air and ground delivery revenues. These increases were partially offset by lower margins in the Company's logistics business for the reason described above. Gross profit margin for the first quarter of 1996 increased to 31.0%, as compared to 30.2% for the first quarter of 1995. The increase in gross profit margin resulted primarily from the Company's ability to provide an increased level of services to its customers and to reduce the amount of work subcontracted to third parties. This increase was partially offset by lower margins resulting from adverse weather conditions occurring during the first quarter of 1996.

         SG&A for the first quarter of 1996 increased $2.9 million, or 32.3%, to $12.0 million from $9.1 million for the first quarter of 1995. As a percentage of revenues, SG&A increased to 29.8% for the first quarter of 1996 from 26.6% for the comparable period of 1995. Approximately $1.5 million of the increase in SG&A resulted from increased costs relating to ongoing staff and facility expansion to generate and support the increased revenue volume as described above. Approximately $1.0 million of the increase in SG&A resulted from corporate overhead expenses, including salaries and benefits for members of senior management and administrative staff, professional fees, travel and office expenses, and other costs related to the establishment of the Company's corporate and administrative infrastructure as a newly formed public company. In addition, a portion of the increase in SG&A expenses was attributable to costs necessary to consolidate and combine certain of the Company's facilities and operations.

         For the reasons discussed above, operating income for the first quarter of 1996 decreased $753,000, or 61.5%, to $472,000 from $1.2 million for the comparable period in 1995. Operating margin decreased to 1.2% in the first quarter of 1996 from 3.6% for the first quarter of 1995.

         Interest expense for the first quarter of 1996 decreased $13,000, or 6.7%, to $181,000 from $194,000 for the first quarter of 1995 primarily as a result of lower interest rates on outstanding borrowings.

         The provision for income taxes for the first quarter of 1996 decreased $300,000, or 64.9%, to $162,000 from $462,000 for the first quarter of 1995 primarily as a result of a lower level of taxable income.

     For the reasons discussed above, net income for the first quarter of 1996 decreased $444,000, or 66.6%, to $223,000 from $667,000 for the first quarter of 1995.

Liquidity and Capital Resources

         During the first quarter of 1996, net cash used by operating activities was $2.4 million, compared to net cash provided by operating activities of $550,000 during the first quarter of 1995. The decrease in cash generated by operating activities resulted primarily from lower net income and changes in working capital items.

         Additions to equipment and leasehold improvements used $536,000 in investing activities during the first quarter of 1996, compared to $517,000 during the comparable period in 1995.

         During the first quarter of 1996, net cash used by financing activities was $629,000, compared to $415,000 for the comparable period of 1995. The higher level of cash used during the first three months of 1996 resulted from the repayment of approximately $1.0 million of long-term debt, partially offset by higher short-term borrowings.

         Management believes that cash flow from operations, together with its current sources of liquidity and borrowing capacity, are sufficient to support the Company's operations and general business and capital liquidity requirements. The Company will seek opportunities to make appropriate acquisitions and intends to implement an opportunistic acquisition program. The Company currently intends to use its Common Stock for all or a portion of the consideration to be paid in future acquisitions. However, the recent decline in the market value of the Company's Common Stock has reduced the attractiveness of the Common Stock as an acquisition medium. As a result, the Company will be required to utilize more of its cash resources, if available, in order to effect its acquisition program. The Company currently does not have sufficient cash resources to fund its acquisition program. Accordingly, the Company's growth through acquisitions will be limited unless it is able to obtain additional capital through additional debt or equity financings. The Company is currently discussing the terms of a proposed credit facility with an institutional lender. However, there can be no assurance that the Company will be able to obtain such financing if and when it is needed or that, if available, it will be available on terms the Company deems acceptable. As a result, the Company might be unable to implement successfully its acquisition strategy.

Disclosure Regarding Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained in this Form 10-Q includes information that is forward looking, such as the Company's expectations for future performance, its growth and acquisition strategies, its anticipated liquidity and capital needs and its future prospects. The matters referred to in such forward looking statements could be affected by the risks and uncertainties related to the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the Company's lack of prior operating history, the ability of the Company to successfully integrate the business of acquired companies, the impact of competition, both for customers and for acquisition candidates, the need for financing to implement the Company's strategic plan, as well as certain other risks described elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained herein and elsewhere in this Form 10-Q.


                           Part II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K


(a)  Exhibits

Exhibit
Number                             Description

2.1 Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated Delivery & Logistics, nc., American Courier Acquisition Corp., American Courier Express, Inc. and the Stockholders named therein (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference)

2.2 Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated Delivery & Logistics, Inc., Bestway Distribution Acquisition Corp., Bestway Distribution Services, Inc., Crown Courier Systems, Inc. and the Stockholders named therein (filed as Exhibit 2.2 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

2.3 Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated Delivery & Logistics, Inc., Click Messenger Acquisition Corp., Click Messenger Service, Inc., Click Messenger Service of N.Y., Inc., Meteor Messenger Service, Inc. (t/a Prime time), Cassidy, Ltd., DMK Services, Ltd. and the Stockholders named therein (filed as Exhibit 2.3 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and
     incorporated   herein   by   reference).

2.4 Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated Delivery & Logistics, Inc., Court Courier Acquisition Corp., Court Courier Systems, Inc., Court Courier - Revex of Connecticut, Inc. and the Stockholders named therein (filed as Exhibit 2.4 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

2.5 Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated Delivery & Logistics, Inc., Distribution Solutions Acquisition Corp., Distribution Solutions International, Inc. and the Stockholder named therein (filed as Exhibit 2.5 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

2.6 Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated Delivery & Logistics, Inc., Clayton/National Acquisition Corp., Clayton/National Courier Systems, Inc., National Express Company, Inc. and the Stockholders named therein (filed as Exhibit 2.6 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

2.7 Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated Delivery & Logistics, Inc., Olympic Courier Acquisition Corp., Olympic Courier Systems, Inc., Qualco Courier Systems, Inc. and the Stockholders named therein (filed as Exhibit 2.7 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

2.8 Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated Delivery & Logistics, Inc., Orbit/Lightspeed Acquisition Corp., Orbit/Lightspeed Courier Systems, Inc., NWC Trucking Corp., BMBA, Inc., O/L Warehousing, Inc. and the Stockholders named therein (filed as
     Exhibit 2.8 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

2.9 Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated Delivery & Logistics, Inc., Securities Courier Acquisition Corp., Securities Courier Corporation and the Stockholder named therein (filed as Exhibit 2.9 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

2.10 Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated Delivery & Logistics, Inc., Silver Star Acquisition Corp., Silver Star Express, Inc., All World Brokers, Inc., Parcel Delivery Company of Florida, Inc., Silver Star Express North, Inc. and the
     Stockholders named therein (filed as Exhibit 2.10 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

2.11 Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated Delivery & Logistics, Inc., SureWay Air Acquisition Corp., SureWay Air Traffic Corporation and the Stockholders named therein (filed as Exhibit 2.11 to the Company's Registration Statement on
     Form S-1 (File No.  33-97008)  and  incorporated herein by  reference).

2.12 Amendment, dated as of November 7, 1995, to Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated
     Delivery & Logistics,  Inc., Click Messenger  Acquisition  Corp.,   Click
     Messenger  Service,  Inc.,  Click Messenger  Service of N.Y., Inc., Meteor
     Messenger Service, Inc. (t/a Prime time), Cassidy, Ltd., DMK Services, Ltd. and the Stockholders named therein (filed as Exhibit 2.12 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

2.13 Amendment, dated as of November 7, 1995, to Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated Delivery & Logistics, Inc., Clayton/National Acquisition Corp., Clayton/ National Courier Systems, Inc., National Express Company, Inc. and the Stockholders named therein (filed as Exhibit 2.13 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

2.14 Amendment, dated as of November 7, 1995, to Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated Delivery & Logistics, Inc., Orbit/Lightspeed Acquisition Corp., Orbit/ Lightspeed Courier Systems, Inc., NWC Trucking Corp., BMBA, Inc., O/L Warehousing, Inc. and the Stockholders named therein (filed as Exhibit
     2.14 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

2.15 Amendment, dated  as  of  October  10,  1995,  to  Agreement  and  Plan of
     Reorganization,  dated  as  of   September  8,  1995,   by   and   among
     Consolidated Delivery & Logistics, Inc., Securities Courier Acquisition Corp., Securities Courier Corporation and the Stockholder named therein (filed as Exhibit 2.15 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

3.1 Second Restated Certificate of Incorporation of Consolidated Delivery & Logistics, Inc. (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

3.2 Amended and Restated By-laws of Consolidated Delivery & Logistics, Inc. (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

4.1 Form of certificate evidencing ownership of Common Stock of Consolidated Delivery & Logistics, Inc. (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

4.2 Instruments defining the rights of holders of the Company's long-term debt (not filed pursuant to Regulation S-K Item 601((b)(4)(iii); to be furnished to the Commission upon request).

10.1 Consolidated Delivery & Logistics, Inc. Employee Stock Compensation Program (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.2 Consolidated  Delivery  &  Logistics,  Inc.  1995  Stock  Option  Plan  for
     Independent   Directors   (filed   as  Exhibit  10.2  to   the  Company's
     Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.3 Management Team Agreement dated November 8, 1995, among Consolidated Delivery & Logistics, Inc. and John Mattei, Joseph Wojak and William Brannan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.4 Employment Agreement, dated as of September 8, 1995, with John Mattei ("Mattei Employment Agreement") (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.5 Amendment to  Mattei  Employment  Agreement.

10.6 Employment Agreement, dated as of September 8, 1995, with William T. Brannan (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.7 Employment Agreement, dated as of September 8, 1995, with Joseph G. Wojak (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.8 Employment Agreement, dated as of September 15, 1995, with John Bailey (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.9 Employment Agreement, dated as of September 15, 1995, with William Beaury (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.10Employment Agreement, dated as of September  15,  1995,  with Michael
     Berry (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.11Employment  Agreement,  dated as of September 15,  1995, with Vincent Brana
     (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.12 Employment Agreement, dated as of September 15, 1995, with Michael Brooks (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.13Employment Agreement,  dated as of September 15,  1995, with Juan Camandona
     (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.14Employment  Agreement,  dated  as  of  September  15,  1995,  with  Joseph
     Caruvana (filed as Exhibit 10.14 to the Company's Registration Statement on
     Form S-1 (File No. 33-97008)  and   incorporated   herein  by  reference).

10.15Employment Agreement,  dated as of  September 15, 1995, with Randall Catlin
     (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.16Employment Agreement, dated as of September 15,  1995, with Martin Galinsky
     (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.17Employment Agreement,  dated as of  September 15,  1995,  with Curtis Hight
     (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1
     (File No. 33-97008)  and   incorporated   herein  by  reference).

10.18Employment Agreement,  dated as of  September 15,  1995,  with Norton Hight
     (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1
     (File No. 33-97008)  and   incorporated   herein  by  reference).

10.19Employment Agreement, dated as of September 15, 1995, with Rick Katz (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.20Employment  Agreement,  dated as of September 15,  1995, with David Kronick
     (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.21Employment Agreement, dated  as  of September  15,  1995,  with  Andrew B.
     Kronick (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.22Employment Agreement,  dated as of  September 15,  1995, with Howard
     Kronick (filed as Exhibit 10.22 to the Company's Registration Statement on
     Form S-1 (File No. 33-97008)  and   incorporated   herein  by  reference).

10.23Employment Agreement, dated as of September 15, 1995, with Irwin Leibowitz
     (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1
     (File No. 33-97008) and   incorporated   herein  by  reference).

10.24Employment Agreement,  dated as of  September 15, 1995, with Labe Leibowitz
     (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.25Employment  Agreement,  dated as of September 15,  1995, with John LoPresti
     (filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.26Employment Agreement, dated as of September 15, 1995, with Thomas LoPresti
     (filed as Exhibit 10.26 to the Company's  Registration  Statement  on Form
     S-1 (File No. 33-97008)  and   incorporated   herein  by  reference).

10.27Employment Agreement,  dated as of  September 15,  1995,  with David Mathia
     (filed as Exhibit 10.27 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.28Employment Agreement,  dated as of September 15,  1995, with Jack McCorkell
     (filed as Exhibit 10.28 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.29Employment Agreement,  dated as of  September 15, 1995, with Philip Panasci
     (filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1
     (File No. 33-97008)  and   incorporated   herein  by  reference).

10.30Employment Agreement,  dated as of  September 15, 1995,  with  Peter Silver
     (filed as Exhibit 10.30 to  the  Company's Registration  Statement  on Form
     S-1 (File No. 33-97008)  and   incorporated   herein  by  reference).

10.31Employment  Agreement,  dated  as  of  September  15,  1995,  with  Philip
     Snyder (filed as Exhibit 10.31 to the Company's Registration Statement on
     Form S-1 (File No. 33-97008)  and   incorporated   herein  by  reference).

10.32Employment Agreement, dated as of September 15, 1995, with William Starace
     (filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1
     (File No. 33-97008)  and   incorporated   herein  by  reference).

10.33Employment Agreement, dated as of September 15, 1995, with Kenneth Tunnell,
     Jr. (filed as Exhibit 10.33 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.34Employment Agreement, dated as of September 15, 1995, with Jeremy Weinstein
     (filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.35Employment  Agreement,  dated as of  September 15,  1995, with Robert Wyatt
     (filed as Exhibit 10.35 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.36Employment Agreement, dated  as  of  September 15, 1995,  with  Stephen J.
     Zrowka (filed as Exhibit 10.36 to the Company's Registration Statement on
     Form S-1 (File No. 33-97008)  and  incorporated   herein  by  reference).

10.37Termination Agreement,  dated August 14,  1995, by and between Consolidated
     Delivery & Logistics, Inc. and David Lardier (filed as Exhibit 10.37 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.38Share  Acquisition  Agreement  and  Release  with Victor  Samara  (filed as
     Exhibit 10.38 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

10.39Share  Acquisition  Agreement and Release with the Estate of William Samara
     (filed as Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

27.1 Financial Data Schedule.

(b) The Company has not filed any reports on Form 8-K during the relevant period.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   May 9, 1996                     CONSOLIDATED DELIVERY & LOGISTICS, INC.




                                        By: /s/ Joseph G. Wojak
                                                ____________________________
                                                Joseph G. Wojak
                                                Executive Vice President, Chief
                                                Financial Officer, Treasurer
                                                   and Secretary
                                               (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS

     Exhibits                                                         Page

      10.5     Amendment to Mattei Employment Agreement               17

      27.1     Financial Data Schedule                                20