Form 10-Q
period 1996-06-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1996-08-19
CIK 1000779

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C. 20549
                                FORM 10-Q


(Mark One)

     X   Quarterly report  pursuant  to  Section  13 or 15  (d)  of  the
               Securities  Exchange  Act of 1934  For the  quarterly
                          period ended June 30, 1996 or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of August 7, 1996 was 6,679,882.

                    CONSOLIDATED DELIVERY & LOGISTICS, INC.
                FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                                    INDEX





               Page


Part I - Financial Information (unaudited)

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of              1
                  December 31, 1995 and June 30, 1996

                  Consolidated Delivery & Logistics, Inc. and Subs.        2
                  For The Three and Six Months Ended June 30, 1996
                  Combined Founding Companies For The Three and Six
                  Months Ended June 30, 1996
                  Condensed Statements of Income

                  Consolidated Delivery & Logistics, Inc. and Subs.        3
                  For The Six Months Ended June 30, 1996
                  Combined Founding Companies For The Six
                  Months Ended June 30, 1996
                  Condensed Statements of Cash Flows

                  Notes to Condensed Combined/Consolidated Financial       4
                  Statements

         Item 2 - Management's Discussion and Analysis of Financial        7
                  Condition

Part II - Other Information

         Item 1 - Legal Proceedings                                       11

         Item 4 - Submission of Matters to a Vote of Security Holders     11

         Item 6 - Exhibits and Reports on Form 8-K                        12

         Signature                                                        14

             CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share information)

                                          December 31, 1995      June 30, 1996
                                         ------------------    -----------------
                                              (Note 1)            (Unaudited)

                            ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $6,589               $1,778
  Accounts receivable, net                        18,555               21,889
  Prepaid expenses and other current assets        2,312                3,137
                                         ------------------    -----------------
    Total current assets                          27,456               26,804

Equipment and leasehold improvements, net          3,925                4,179
Other assets                                       1,459                3,891
                                         ==================    =================
    TOTAL ASSETS                                 $32,840              $34,874
                                         ==================    =================

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                           $2,803               $6,511
  Current maturities of long-term debt             3,477                1,574
  Accounts payable and accrued liabilities        13,634               12,466
                                         ------------------    -----------------
    Total current liabilities                     19,914               20,551

Long-term debt, net of current maturities          3,027                3,743
Other long-term liabilities                        1,588                1,312
                                         ------------------    -----------------
    TOTAL LIABILITIES                             24,529               25,606
                                         ------------------    -----------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding        0                    0
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 6,629,569 and 6,679,882 shares issued and
   outstanding at December 31, 1995 and June 30, 1996,
   respectively                                        7                    7
 Additional paid-in capital                        8,499                8,901
 Retained earnings (accumulated deficit)            (195)                 360
                                         ------------------    -----------------
    TOTAL STOCKHOLDERS' EQUITY                     8,311                9,268
                                         ==================    =================
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $32,840              $34,874
                                         ==================    =================








       See  accompanying  notes  to  condensed  combined/consolidated financial statements.

           CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
             For The Three and Six Months Ended June 30, 1996 and
                          COMBINED FOUNDING COMPANIES
               For The Three and Six Months Ended June 30, 1995
                        CONDENSED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                   (Unaudited)

                                   For The Three Months     For The Six Months
                                      Ended June 30,           Ended June 30,
                                  ----------------------   ---------------------
                                     1995         1996        1995        1996
                                  ---------    ---------   ---------   ---------
                                   (Note 2)                 (Note 2)

REVENUES                           $39,698      $41,529     $73,729     $81,694

Cost of Revenues                    27,714       28,853      51,468      56,571
                                  ---------    ---------   ---------   ---------

          GROSS PROFIT              11,984       12,676      22,261      25,123

Selling, General, &
   Administrative Expenses          10,585       12,021      19,637      23,996
                                  ---------    ---------   ---------   ---------

          OPERATING INCOME           1,399          655       2,624       1,127

OTHER (INCOME) EXPENSE:
  Other income, net                    (92)        (143)       (190)       (237)
  Interest expense                     201          226         395         407
                                  ---------    ---------   ---------   ---------


INCOME BEFORE INCOME TAXES           1,290          572       2,419         957

Provision for Income Taxes             580          240       1,042         402
                                  ---------    ---------   ---------   ---------

          NET INCOME                  $710         $332      $1,377        $555
                                  =========    =========   =========   =========

NET INCOME PER SHARE                               $.05                    $.08
                                               =========               =========

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                  6,637                   6,633
                                               =========               =========

PRO FORMA NET INCOME PER
                                      $.10                     $.20
SHARE
                                  =========                =========

PRO FORMA WEIGHTED AVERAGE
     SHARES OUTSTANDING              6,811                    6,811
                                  =========                =========



       See  accompanying  notes  to  condensed  combined/consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                     For The Six Months Ended June 30, 1996
                          COMBINED FOUNDING COMPANIES
                     For The Six Months Ended June 30, 1995
                       CONDENSED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share data)
                                  (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                            1995       1996
                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                     (Note 2)

Net income                                                  $1,377        $555

Adjustments to reconcile net income to net cash provided
       (used) by operating activities -
    Adjustments to conform fiscal year-ends of certain
        acquired companies                                     105           0
    Gain (loss) on disposal of equipment and leasehold
        improvements                                           221          (1)
    Depreciation and amortization                              480         792
    Capital contributions equal to current income taxes
        of S Corporations                                      278           0
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                            (2,112)     (2,794)
        Prepaid expenses and other current assets              113        (798)
        Other assets                                          (194)        266
      Increase (decrease) in -
        Accounts payable and accrued liabilities               446      (1,460)
        Other long-term liabilities                          1,209        (276)
                                                            ------      ------
          Net cash provided (used) by operating activities   1,923      (3,716)
                                                            ------      ------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses                                        0      (1,416)
  Proceeds from sale of equipment and leasehold
         improvements                                            0          46
  Additions to equipment and leasehold improvements         (1,007)       (927)
                                                            ------      ------
          Net cash used in investing activities             (1,007)     (2,297)
                                                            ------      ------


CASH FLOWS FROM FINANCING ACTIVITIES

  Deferred financing costs                                       0        (121)
  Issuance of Common Stock in connection with
    purchases of businesses                                      0         402
  Short-term borrowings, net                                    85       2,852
  Proceeds from long-term debt                               1,619       1,092
  Repayments of long-term debt                              (1,802)     (3,023)
  Distributions to stockholders                             (1,441)          0
                                                            ------      ------
          Net cash provided (used) by financing activities  (1,539)      1,202
                                                            ------      ------
          Net increase (decrease) in cash and cash equivalents(623)     (4,811)

CASH AND CASH EQUIVALENTS, beginning of year                 2,399       6,589
                                                            ------      ------
CASH AND CASH EQUIVALENTS, end of period                    $1,776      $1,778
                                                            ======      ======


 See accompanying notes to condensed combined/consolidated financial statements

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES NOTES TO CONDENSED COMBINED/CONSOLIDATED FINANCIAL STATEMENTS


(1)       BASIS OF PRESENTATION:

                  The accompanying unaudited condensed combined/consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation -

                  The Company completed the acquisition of 11 companies on November 20, 1995. The Company selected October 1, 1995 as the effective date of the merger for reasons of administrative and accounting convenience which the Company believed was justified under generally accepted accounting principles, given that the acquisition agreements with each of the Founding Companies had been executed prior to that date. The assets and liabilities of the acquired companies at September 30, 1995 were recorded by the Company at their historical amounts. The pro forma combined statements of income and cash flows for the three and six months ended June 30, 1995 include the combined operations of the acquired companies for the three and six months then ended as if the acquisition had taken place as of January 1, 1995.

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Net Income Per Share -

                  The computation of consolidated net income per share for the three and six months ended June 30, 1996 is based upon 6,636,756 and 6,633,163 shares, respectively, of Common Stock outstanding. The conversion of the stock options and debentures outstanding at June 30, 1996 are not included in the computations as the effect would be antidilutive.

                  The computation of pro forma combined net income per share for the three and six months ended June 30, 1995 is based upon 6,810,564 shares of Common Stock outstanding, which includes (i) 493,869 shares issued prior to the Combination, (ii) 2,935,700 shares issued in connection with the companies acquired in November 1995, (iii)
         3,200,000 shares sold in the Offering, and (iv) the dilution attributable to the Company's debentures which are convertible into 180,995 shares of Common Stock.

(3)      COMBINED FOUNDING COMPANIES:

                  The Combined  Founding  Companies  collectively are considered
         predecessors   to  the  Company.   The  following   table   provides  a
         reconciliation  to  the  Combined  Founding  Companies   Statement  of
         Income for the six months ended June 30, 1995.

                         Combined Founding Companies
                   For the Six Months Ended June 30, 1995
                        Condensed Statements of Incomes
                           (Unaudited, in thousands)
                                                                         Crown
                                                                        Courier
                                                                        Systems,
                                                                       Inc. and
                                                                        Bestway
                            SureWay                    Silver  Click    Distri-
                             Air   Securities National  Star  Messenger  bution
                           Traffic   Courier  Courier, Express, Service,Systems,
                             Corp     Corp     Inc.     Inc.     Inc.     Inc.
                           -------   ------  ------   ------   ------   ------
 Revenues                  $20,806   $8,641  $7,705   $6,726   $5,910   $5,460

 Cost of Revenues           11,779    7,856   5,075    5,119    4,179    3,504
                           -------   ------  ------   ------   ------   ------
 Gross Profit                9,027      785   2,630    1,607    1,731    1,956

 Selling, General, &
 Administrative Expenses     7,709      616   2,612    1,379    1,425    1,797
                           -------   ------  ------   ------   ------   ------
 Operating Income            1,318      169      18      228      306      159

 Other Income (Expense):
 Other Income, Net              53       65      (8)      63        0       76
 Interest Expense, Net         (59)     (88)    (41)     (28)     (24)      (2)
                           -------   ------  ------   ------   ------   ------
 Income Before Income        1,312      146     (31)     263      282      233
  Taxes

 Provision for Income          544       58       6      108      113       95
  Taxes
                           -------   ------  ------   ------   ------   ------
 Net Income                   $768      $88    $(37)    $155     $169     $138
                           =======   ======  ======   ======   ======   ======
                                     Orbit
                                     Light-
                             Court   Speed   Distrib.Olympic American
                            Courier  Courier   Sol.  Courier  Courier  Combined
                            Systems, Systems, Int'l  Systems, Express, Founding
                              Inc.     Inc.    Inc.     Inc.    Inc.   Companies
                            ------   ------  ------   ------   ------  ---------
 Revenues                   $4,824   $4,386  $4,384   $2,897   $1,990  $73,729

 Cost of Revenues            3,804    3,133   3,791    1,573    1,655   51,468
                            ------   ------  ------   ------   ------  -------
 Gross Profit                1,020    1,253     593    1,324      335   22,261

 Selling, General, &
 Administrative Expenses       905      936     627    1,277      354   19,637
                            ------   ------  ------   ------   ------  -------
 Operating Income              115      317     (34)      47      (19)   2,624

 Other Income (Expense):
 Other Income, Net             (25)       0      (7)       0      (27)     190
 Interest Expense, Net        (118)      (8)     (8)     (14)      (5)    (395)
                            ------   ------  ------   ------   ------  -------
 Income Before Income          (28)     309     (49)      33      (51)   2,419
  Taxes

 Provision for Income            1      124       0       14      (21)   1,042
  Taxes
                            ------   ------  ------   ------   ------  -------
 Net Income                   $(29)    $185    $(49)     $19     $(30)  $1,377
                            ======   ======  ======   ======   ======  =======

(4)      BUSINESS COMBINATIONS:

                  During the three months ended June 30, 1996, the Company acquired three businesses, accounted for as purchase transactions. The total consideration paid for these businesses is contingent upon future activity and is estimated to be $2,700,000 in cash and 50,312 shares of Common Stock at $8 per share. The excess of purchase price over net assets acquired is being amortized on a straight line basis over 25 years. Final determination of the individual acquisition costs will be made by April 1999. The accompanying financial statements as of and for the three and six months ended June 30, 1996 include the allocations of the preliminary purchase prices. Unaudited pro forma revenue and income data, reflecting the effects of the acquisitions for the six months ended June 30, 1995 and 1996 as if the acquisitions were effective on the first day of the year being reported are set forth below.

                                             For the Six Months Ended June 30,
                                                  1995                 1996
                                           (In thousands except per share data)

           Revenues                             $79,716              $86,287
           Net Income                            $1,314                 $321
           Net Income per Share                    $.20                 $.05

                  The pro forma results are not necessarily indicative of actual results which might have occurred had the operations of the Company and the acquired businesses been combined at the beginning of the periods presented.

(5)   REVOLVING CREDIT FACILITY:

                  In May 1996, the Company entered into a two year agreement with Summit Bank (formerly United Jersey Bank, N.A.) and Mellon Bank N.A., to establish a revolving credit facility. Credit availability is based on certain criteria, up to an initial maximum amount of $15,000,000, which may under certain conditions be increased to $25,000,000 and is secured by certain assets, including accounts receivable and stock of the Company and its subsidiaries. Availability at June 30, 1996, was approximately $12,500,000, of which approximately $6,000,000 was available for future borrowings. Interest rates on borrowings are based on margins over the banks lending rates or the London interbank borrowing rate (Libor). The credit agreement has certain restrictive covenants, with which the Company was in compliance at June 30, 1996.

     Item 2 - Management's Discussion and Analysis of Financial Condition

Overview

         The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto appearing elsewhere in this Quarterly Report. Simultaneously, with the closing of the Company's initial public offering in November, 1995, separate wholly-owned subsidiaries of the Company merged with each of the eleven Founding Companies. Prior to the Merger, each of the Founding Companies operated as a separate independent entity. The Company selected October 1, 1995 as the effective date of the Merger for reasons of administrative and accounting convenience which the Company believed was justified under generally accepted accounting principles, given that the acquisition agreements with each of the Founding Companies had been executed prior to that date. For the six and three month periods ended June 30, 1995, the combined financial statements include the accounts of the Founding Companies as if the Founding Companies had always been members of the same operating group without giving effect to the Mergers or the Offering. As a result, combined results may not be comparable to or indicative of future performance.

         During the three months ended June 30, 1996, the Company acquired three businesses, accounted for as purchase transactions. The total consideration paid for these businesses is contingent upon future activity and is estimated to be $2,700,000 in cash and 50,312 shares of Common Stock at $8 per share. The excess of purchase price over net assets acquired is being amortized on a straight line basis over 25 years.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

                  Revenues for the first half of 1996 increased $8.0 million, or 10.8%, to $81.7 million from $73.7 million for the first half of 1995 primarily as a result of increased air and ground delivery revenues, as well as increases in revenues in the Company's logistics business. Revenues at National increased $0.5 million from $7.7 million for the six months ended June 30, 1995 to $8.2 million for the six months ended June 30, 1996. Revenues at Securities Courier decreased by $210,000 from $8.6 million to $8.4 million while Sureway increased its revenues by $5.9 million from $20.8 million for the first half of 1995 to $26.7 million for the first half of 1996. The increase at Sureway resulted from a growth in its air courier business as well as its logistics business. For the first half of 1996, ground delivery revenues increased approximately $3.6 million (8.0%), air delivery revenues increased approximately $3.7 million (17.5%) and logistics revenues increased by approximately $0.7 million (9.1%) over the comparable period in 1995. Ground delivery revenues increased primarily due to additional business from existing customers as well as the addition of new customers in the consumer products and pharmaceutical industries. The increase in air delivery revenues during the first half of 1996 was largely attributable to new customers in the computer hardware and software industries and to increased demand from existing customers. The increase in logistics revenues was primarily attributable to the addition of new customers and increased demand from existing customers. This increase was partially offset by a significant reduction in logistics revenues resulting from the loss of several important project bids during the first quarter of 1996.

         Gross profit for the first half of 1996 increased $2.8 million, or 12.6%, to $25.1 million from $22.3 million for the first half of 1995 primarily as a result of increased air and ground delivery revenues. Gross profit at Securities Courier increased $0.8 million and at Sureway by $2.6 million for the first half of 1996 over the first half of 1995. The increase at Securities Courier is due to a reduction in insurance and payroll due to the increased purchasing power of the Company. The increase in gross profit at National Courier of approximately $100,000 was due mainly to increased operating efficiency. These increases were partially offset by lower margins in the Company's logistics business as a result of the loss of several project bids as described above. Gross profit margin for the first half of 1996 increased to 30.8%, as compared to 30.2% for the first half of 1995. The increase in gross profit margin resulted primarily from the Company's ability to provide an increased level of services to its customers and to reduce the amount of work subcontracted to third parties. This increase was partially offset by lower margins resulting from adverse weather conditions occurring during the first quarter of 1996.

         SG&A for the first half of 1996 increased $4.4 million, or 22.2%, to $24.0 million from $19.6 million for the first half of 1995. As a percentage of revenues, SG&A increased to 29.4% for the first half of 1996 from 26.6% for the comparable period of 1995. Approximately $2.3 million of the increase in SG&A resulted from increased costs relating to ongoing staff and facility expansion to generate and support the increased revenue volume as described above. Approximately $2.1 million of the increase in SG&A resulted from corporate overhead expenses, including salaries and benefits for members of senior management and administrative staff, professional fees, travel and office expenses, and other costs related to the establishment of the Company's corporate and administrative infrastructure as a newly formed public company. In addition, a portion of the increase in SG&A expenses was attributable to costs necessary to consolidate and combine certain of the Company's facilities and operations.

         For the reasons discussed above, operating income for the first half of 1996 decreased $1.5 million, or 57.0%, to $1.1 million from $2.6 million for the comparable period in 1995. Operating margin decreased to 1.4% in the first half of 1996 from 3.1% for the first half of 1995.

         The provision for income taxes for the first half of 1996 decreased $0.6 million, or 61.5%, to $0.4 million from $1.0 million for the first half of 1995 primarily as a result of a lower level of taxable income.

         For the reasons discussed above, net income for the first half of 1996 decreased $0.8 million, or 60.0%, to $0.6 million from $1.4 million for the first half of 1995.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

         Revenues for the second quarter of 1996 increased $1.8 million, or 4.6%, to $41.5 million from $39.7 million for the second quarter of 1995 primarily as a result of increased air and ground delivery revenues. Revenues at National increased $150,000. Securities Courier revenues remained the same at $4.3 million while Sureway increased its revenues by $2.1 million to $13.7 million for the second quarter of 1996. The increase at Sureway resulted from growth in both its air courier and logistics businesses. For the second quarter of 1996, ground delivery revenues increased approximately $0.8 million (3.5%), air delivery revenues increased approximately $1.2 million (10.5%) and logistics revenues decreased by approximately $220,000 (5.0%) over the comparable period in 1995. The increase in air delivery revenues during the second quarter of 1996 was largely attributable to new customers in the computer hardware and software industries and to increased demand from existing customers.

         Gross profit for the second quarter of 1996 increased $0.7 million, or 5.8%, to $12.7 million from $12.0 million for the second quarter of 1995 primarily as a result of increased air and ground delivery revenues discussed above.

         SG&A for the second quarter of 1996 increased $1.4 million, or 13.2%, to $12.0 million from $10.6 million for the second quarter of 1995. As a percentage of revenues, SG&A increased to 28.9% for the second quarter of 1996 from 26.7% for the comparable period of 1995. Approximately $1.0 million of the increase in SG&A resulted from corporate overhead expenses, including salaries and benefits for members of senior management and administrative staff, professional fees, travel and office expenses, and other costs related to the establishment of the Company's corporate and administrative infrastructure as a newly formed public company. In addition, a portion of the increase in SG&A expenses was attributable to costs necessary to consolidate and combine certain of the Company's facilities and operations.

         For the reasons discussed above, operating income for the second quarter of 1996 decreased $744,000, or 53.2%, to $655,000 from $1,399,000 for the comparable period in 1995.

         For the reasons discussed above, net income decreased by $376,000 from $708,000 for the three months ended June 30, 1995 to $332,00 for the three months ended June 30, 1996.

Liquidity and Capital Resources

         Working capital at June 30, 1996, amounted to $6,253,000, as compared to $7,542,000 at December 31, 1995. The decrease is primarily attrributable to a decline in net income and changes in current assets and liabilities. During the six months ended June 30, 1996, net cash used by operating activities was $3.7 million. Cash used in investing activities was $1.9 million, which primarily consisted of funds used for the acquisitions of three companies during the second quarter of 1996 and equipment purchases. Cash provided by financing activities was $0.8 million which consisted primarily of an increase in borrowing under the Company's line of credit, offset by repayments of outstanding debt.

         In May 1996, the Company entered into a two year agreement with Summit Bank (formerly United Jersey Bank, N.A.) and Mellon Bank N.A., to establish a revolving credit facility. Credit availability is based on certain criteria, up to an initial maximum amount of $15,000,000, which may under certain conditions be increased to $25,000,000 and is secured by certain assets, including accounts receivable and stock of the Company and its subsidiaries. Availability at June 30, 1996, was approximately $12,500,000, of which approximately $6,000,000 was available for future borrowings. Interest rates on borrowings are based on margins over the banks lending rates or the London interbank borrowing rate (Libor). The credit agreement has certain restrictive covenants, with which the Company was in compliance at June 30, 1996.

         Management believes that cash flow from operations, together with its current sources of liquidity and borrowing capacity, are sufficient to support the Company's operations and general business and capital liquidity requirements. The Company will seek opportunities to make appropriate acquisitions and intends to implement an opportunistic acquisition program. The Company intends to use its Common Stock for all or a portion of the consideration to be paid in future acquisitions. However, the recent decline in the market value of the Company's Common Stock has reduced the attractiveness of the Common Stock as an acquisition medium. As a result, the Company will be required to utilize more of its cash resources in order to effect its acquisition program.

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

                                            Part II - OTHER INFORMATION

Item 1 - Legal Proceedings.

         The Company and its subsidiaries are from time to time, parties to litigation arising in the normal course of their business, most of which involves claims for personal injury and property damage incurred in connection with their operations. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company and its subsidiaries.

Item 2 - Changes in Securities.  Not applicable

Item 3 - Defaults Upon Senior Securities.  Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

         On June 6, 1996, the Company held its annual meeting of stockholders. The following sets forth a brief description of each matter which was acted upon, as well as the votes cast for, against or withheld for each such matter, and, where applicable, the number of abstentions and broker non-votes for each matter:

         1.       Election of Directors

         Name of Director        Votes For   Votes Against   Authority Withheld

         John Mattei             5,018,159         --             1,008,540

         William T. Brannan      5,955,120         --                71,579

         Joseph G. Wojak         5,187,979         --               838,720

         William T. Beaury       5,472,940         --               553,759

         Vincent Brana           5,933,450         --                93,249

         Michael Brooks          5,954,520         --                72,179

         Juan Camandona          4,885,353         --             1,141,346

         Curtis Hight            5,894,972         --               131,727

         Howard E. Kronick       5,967,555         --                59,144

         Labe Leibowitz          5,873,802         --               152,897

         Thomas LoPresti         5,476,640         --               550,059

         David Mathia            4,923,958         --             1,102,741

         Philip Snyder           5,892,672         --               134,027

         Robert Wyatt            5,953,020         --                73,679

         Stephen J. Zrowka       5,969,955         --                56,744

         William M. Kearns, Jr.  5,952,370         --                74,329

         Kenneth W. Tunnell      5,955,220         --                71,479

         Albert W. Van Ness, Jr. 5,955,220         --                71,479


         2. Ratification of the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent auditors for 1996:

                    Votes For:                               5,006,709
                    Votes Against:                             783,494
                    Abstentions:                               236,496

Item 5 - Other Information.  Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits - none.

         (b)      The Company has not filed any reports on Form 8-K during the relevant period.

         27       Financial Data Schedule (for electronic submission only)

                  Appendix A to Item 601(c) of Regulation S-K
                      Commercial and Industrial Companies
                          Article 5 of Regulation S-X

    Item Number                   Item Descrition                   Item Amount

5-02(1)       cash and cash items                                        $1,778
5-02(2)       marketable securities                                           0
5-02(3)(a)(1) notes and accounts receivable-trade                        23,029
5-02(4)       allowance for doubtful accounts                            (1,140)
5-02(6)       inventory                                                       0
5-02(9)       total current assets                                       26,804
5-02(13)      property, plant and equipment                              11,697
5-02(14)      accumulated depreciation                                   (7,518)
5-02(18)      total assets                                               34,874
5-02(21)      total current liabilities                                  20,551
5-02(22)      bonds, mortgages and similar debt                               0
5-02(28)      preferred stock-mandatory redemption                            0
5-02(29)      preferred stock-no mandatory redemption                         0
5-02(30)      common stock                                                    7
5-02(31)      other stockholders' equity                                  9,261
5-02(32)      total liabilities and stockholders' equity                 34,874
5-03(b)1(a)   net sales of tangible products                                  0
5-03(b)1      total revenues                                             81,694
5-03(b)2(a)   cost of tangible goods sold                                     0
5-03(b)2      total costs and expenses applicable to sales and revenues  56,571
5-03(b)3      other costs and expenses                                   23,549
5-03(b)5      provision for doubtful accounts and notes                     447
5-03(b)(8)    interest and amortization of debt discount                    407
5-03(b)(10)   income before taxes and other items                           957
5-03(b)(11)   income before taxes                                           957
5-03(b)(14)   income/loss continuing operations                             957
5-03(b)(15)   discontinued operations                                         0
5-03(b)(17)   extraordinary items                                             0
5-03(b)(18)   cumulative effect-changes in accounting principles              0
5-03(b)(19)   net income or loss                                            555
5-03(b)(20)   earnings per share--primary                                   .08
5-03(b)(20)   earnings per share--fully diluted                            $.08

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated:   August 19, 1996        CONSOLIDATED DELIVERY & LOGISTICS, INC.




                                         By:___________________________
                                            Joseph G. Wojak
                                            Executive Vice President, Chief
                                              Financial Officer, Treasurer
                                              and Secretary
                                            (PRINCIPAL FINANCIAL AND
                                              ACCOUNTING OFFICER)

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated:   August 19, 1996        CONSOLIDATED DELIVERY & LOGISTICS, INC.




         By: /s/ Joseph G. Wojak
                                            Joseph G. Wojak
                                            Executive Vice President, Chief
                                              Financial Officer, Treasurer
                                              and Secretary
                                            (PRINCIPAL FINANCIAL AND
                                              ACCOUNTING OFFICER)