Form 10-K/A
period 1995-12-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1996-09-17
CIK 1000779

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                               -------------------

                                    FORM 10-K/A
                               -------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995        Commission File No.:  0-26954

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
              (Exact name of registrant as specified in its charter)

       Delaware                                                   22-3350958
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                     Mack Centre IV, 61 South Paramus Road
                            Paramus, New Jersey 07652
                                 (201) 291-1900
     (Address, including Zip Code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                      Common Stock, par value $.001 per share

     Indicate by check mark whether: the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $25,837,975 as of March 25, 1996.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
                        Outstanding as of March 15, 1996
   Common Stock, $.001 par value                                      6,629,569

     Documents Incorporated by Reference: The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 1995.

                               TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item  1.  Business...........................................................  2
Item  2.  Properties......................................................... 14
Item  3.  Legal Proceedings.................................................. 14
Item  4.  Submission of Matters to a Vote of Security Holders................ 15

                                     PART II

Item  5.  Market for Registrant's Common Stock and Related Stockholder
            Matters.......................................................... 16
Item  6.  Selected Financial Data............................................ 17
Item  7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................ 22
Item  8.  Financial Statements and Supplementary Data........................F-1
Item  9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...........................................F-160
                                     PART III

Item  10. Directors, Executive Officers, Promoters and Control Persons of
            the Registrant.................................................III-1
Item  11. Executive Compensation...........................................III-2
Item  12. Security Ownership of Certain Beneficial Owners and Management...III-2
Item  13. Certain Relationships and Related Transactions...................III-2
                                     PART IV

Item  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...IV-1

          Signatures........................................................IV-8

                                                      PART I


Item 1.  Business

         Consolidated Delivery & Logistics, Inc. (the "Company") was founded in June 1994 to create a national, full service, same-day ground and air delivery and logistics company. In November 1995 the Company consummated the acquisition (the "Combination") of eleven established businesses providing same-day ground and air delivery and logistics services (collectively, the "Founding Companies") concurrently with the closing of the Company's initial public offering (the
"Offering"). The Company provides an extensive network of same-day ground and air delivery and logistics services to a wide range of commercial, industrial and retail customers. The Company's ground delivery operations currently are concentrated on the East Coast, with a strategic presence in the Midwest and on the West Coast. The Company's logistics services are provided on a national basis and its air delivery services are provided throughout the United States and to major cities around the world.

         The Company's same-day delivery services are generally divided between rush and scheduled delivery. Rush delivery service, provided via ground and air, typically consists of delivering time-sensitive packages, such as critical machine parts or emergency medical devices. Scheduled or routed delivery services, provided on a recurring and often daily basis, include deliveries from pharmaceutical suppliers to pharmacies, manufacturers to retailers, and the interbranch distribution of financial documents. The Company's logistics services include designing and managing systems created to maximize efficiencies in transporting, warehousing, sorting and delivering customers' products.

         The Company believes that it can enhance revenues and profitability by systematically integrating the Founding Companies and by implementing an opportunistic acquisition program once it has obtained sufficient financing for such a program. The Company expects to realize internal growth opportunities by offering customers a single source for their same-day ground and air delivery and logistics needs and by internalizing services currently being purchased from other delivery companies. The Company intends to achieve increased operating efficiencies by rationalizing and consolidating operations to increase the density of its delivery routes and to improve the productivity of existing personnel, equipment and facilities. The Company also intends to pursue growth through acquisitions designed to augment the Company's existing customer base and services and to penetrate attractive new markets. The Company believes it will be successful in attracting and acquiring other high quality delivery and distribution companies as a result of its operating strategy, enhanced capital base and increased visibility. However, in light of the recent decline in the market value of the Common Stock, the Company will require significant additional capital resources to finance its planned acquisition program. No assurance can be given that the Company will obtain the financing necessary for its acquisition program or as to the terms and timing thereof. See Item 1. Business - Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Industry Overview

         The ground and air delivery industry in the United States is composed largely of companies providing same-day, next-day and two-day services. The
Company primarily services the same-day delivery market. In contrast, the next-day and two-day delivery markets are dominated by large nationally established entities, such as United Parcel Service, Inc. ("UPS") and FedEx Corp. ("FedEx").

         The Company  believes  that the  same-day  ground and air  delivery and logistics industry, which is currently serviced by a fragmented system of approximately 10,000 companies, is undergoing substantial growth and consolidation. The Company estimates that revenues generated by the same-day delivery and logistics industry were in excess of $15 billion in 1995. The Company believes that several factors, including the following, are driving the growth and resulting consolidation of the industry:

         Outsourcing. Commercial and industrial companies, which are major consumers of same-day delivery and logistics services, have continued to follow the trend toward controlling costs by outsourcing their delivery and logistics requirements. Companies that can offer comprehensive, customized delivery and logistics services at attractive prices will be able to capitalize on this trend.

         Vendor Consolidation. Businesses are increasingly seeking single-source solutions for their same-day delivery and logistics needs in order to increase efficiencies and improve service. As a result, the Company believes that significant opportunities exist for delivery and logistics companies able to provide a full range of services on a national or multi-regional basis.

         Heightened Customer Expectations. Increased customer demand for customized billing, enhanced tracking, storage and inventory management capabilities favor companies with greater resources to devote to providing such services.

         New Market Opportunities. The significant growth in catalog and at-home shopping and in-home medical care present substantial growth opportunities for companies capable of economically providing more customized, reliable services.

Strategy

         The Company's objective is to become the leading provider of same-day ground and air delivery and logistics services. The Company's strategy consists of the following three initiatives:

         Realize Internal Growth Opportunities. As a result of the Combination, the Company can offer the existing customer base of each of the Founding Companies an expanded range of services and geographic coverage. In addition, the Combination allows the Company to internalize business opportunities by redirecting services purchased from other delivery companies. The Company also expects to gain additional business by being able to offer new and existing customers single source solutions for ground and air delivery and logistics needs on a national and multi-regional basis.

         Achieve Increased Operating Efficiencies. The Company expects to achieve increased operating efficiencies by reducing costs and heightening productivity. The Company intends to accomplish this by rationalizing and consolidating operations to increase the density of its delivery routes and to improve the productivity of personnel, equipment and facilities. In addition, the Company believes that its size and purchasing power will enable it to achieve significant economies in areas such as insurance coverage and vehicle costs.

         Pursue Growth Through Acquisitions. The Company's acquisition program will focus on further penetrating existing markets and entering new geographic regions. Acquisitions in existing markets will increase route density and the Company expects to integrate the acquired companies' customer bases without a corresponding increase in operating costs. At the same time, the Company believes that such "tuck-in" acquisitions will provide enhanced cross selling opportunities. The Company also intends to acquire leading service providers in new regions that will serve as platforms from which the Company can consolidate a given service area by completing and integrating additional "tuck-in" acquisitions. The Company believes it will be successful in attracting and acquiring other high quality delivery and logistics companies as a result of its operating strategy, enhanced capital base and increased visibility. However, in light of the recent decline in the market value of the Common Stock, the Company will require significant additional capital resources to finance its planned acquisition program. No assurance can be given that the Company will obtain the financing necessary for its acquisition program or as to the terms and timing thereof. See Item 1. Business - Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Services

         The Company provides a full range of same-day ground and air delivery and logistics services. In many cases, the Company combines several service capabilities to meet the needs of its customers.

 Ground Delivery

         The Company's comprehensive same-day ground delivery services include:

         Rush. In providing rush or on-demand services, Company messengers and couriers respond to customer requests for immediate pick-up and delivery of time-sensitive packages, such as emergency medical devices and supplies, or a critical part necessary to repair a defective machine, as well as urgent documents and other materials. The Company generally offers one-, two- and four-hour service, seven days a week, twenty-four hours a day. Typical customers include commercial and industrial companies, hospitals and service providers such as accountants, lawyers, advertising and travel agencies and public relations firms.

         Scheduled and Routed. The Company's scheduled or routed delivery services are provided on a recurring and often daily basis. These services typically consist of picking up or receiving large shipments of products, which the Company sorts, routes and delivers. These shipments are generally delivered in accordance with a customer's demanding schedule calling for deliveries to be made within an agreed upon time window. These services include deliveries from pharmaceutical suppliers to pharmacies, from manufacturers to retailers, the interbranch distribution of checks, payroll data and other documents, the pick-up and delivery of state lottery tickets, and the delivery of time-sensitive materials for banks, financial institutions, insurance companies and photo-finishing laboratories. In addition, the Company provides these services to large retailers seeking low-cost home-delivery capabilities, including large cosmetic companies, door-to-door retailers, catalog marketers, home health care distributors and other direct sales companies.

Air Services

         The Company provides next-flight-out (rush) and scheduled air courier and air freight services to its customers, both domestically and internationally. The services provided include arranging for (i) the transportation of a shipment from the customer's location to the airport, (ii) air transportation and (iii) the delivery of the shipment to the destination. The Company monitors the shipment throughout the delivery stream and provides proof of delivery. In order to meet the needs of its customers, the Company has established relationships with many major airlines and large air freight companies from which the Company buys cargo space on an as-needed basis.

Logistics

         The Company provides a wide range of logistics services to its customers including the following:

         Contract Logistics. The Company custom designs and manages integrated networks for the transportation, warehousing, sorting, routing and distribution of customers' products. The Company specializes in providing these logistics services to companies which require timely distribution and tracking of a product or promotion throughout a specific region or nationwide. A typical logistics project entails coordinating the pick up, sorting and delivery of large quantities of a promotional piece to thousands of retailers utilizing the services of a large number of independent delivery companies. Typical customers include consumer products companies, manufacturers and wholesalers of various products.

         Warehousing/Just-in-Time. The Company has facilities to warehouse and deliver products on a just-in-time delivery basis. At many of these facilities, bulk shipments are broken down for processing and local delivery by the Company as part of its scheduled and routed delivery services. Typical customers include computer and electronics manufacturers, automotive parts distributors and pharmaceutical wholesalers.

         Facilities Management. The Company provides mail room management services, including the provision and supervision of mailroom personnel, mail and package sorting, internal delivery and outside local messenger services. Typical customers include commercial enterprises and professional firms.

Operations

 Ground Delivery

         The Company's delivery operations are currently managed on a local basis. Most locations have operations centers staffed by dispatchers, as well as order entry and operations personnel. The Company's ground delivery services are provided on a rush or on demand basis or pursuant to established scheduled and routing arrangements. Coordination and deployment of delivery personnel is accomplished either through communications systems linked to the Company's computers, through pagers or by radio. A dispatcher coordinates shipments for delivery within a specific time frame. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination and the time allotted for the delivery. In the case of scheduled and routed deliveries, routes are designed to minimize the unit costs of the deliveries and to enhance route density. Because the specific businesses of the Founding Companies vary in terms of the types of ground services and the geographic and time sensitive nature of the services provided, no general standard exists for the systems used to operate those businesses. The Company plans to obtain new hardware and software systems to enhance and centralize the reporting and tracking of shipments through the ground system as well as to simplify the process of designing delivery routes. The Company believes that this investment in technology will reduce costs by streamlining the delivery process and reducing back office expenses while enhancing the Company's tracking capabilities.

Air Services

         The Company's air courier and air freight service begins with a customer placing an order which is then dispatched for pickup by a local driver. Upon receipt by the driver, a tracking number is assigned to the shipment and entered into the Company's computer system. The computer system then selects the optimal route for the shipment based on delivery, destination and timing considerations, tracks the shipment as it flows through the delivery stream until it is ultimately delivered to the recipient and prepares the appropriate billing charges. At the final destination, a "proof of delivery" is obtained to conclude and confirm the delivery. At any point in the process, the Company is able to inform the customer as to the exact location of its shipment within the distribution network.

Logistics

         The Company's logistics services are coordinated by trained logistics specialists who have substantial experience in designing, implementing and managing integrated networks for the transportation, warehousing, sorting, routing and distribution of the customer's products and promotional materials. The Company analyzes the customer's distribution requirements; identifies, engages, coordinates and supervises the delivery services to be used to effect the distribution; and generates customized reports to manage and track the distribution.

Sales and Marketing

         The Company believes that its customers for same-day ground and air delivery and logistics services are most effectively reached by a direct sales force and, accordingly, the Company does not currently engage in mass media advertising. The Company markets directly to individual customers by designing and offering customized service packages after determining a customer's specific delivery, distribution and logistics requirements. The Company intends to implement a coordinated "major account" strategy by building on relationships established by the Founding Companies with their regional and national
customers.   The  Company  also  employs  certain  direct   response   marketing
techniques.

         The Company intends to designate a senior executive to coordinate and implement the Company's marketing strategy. No agreements or understandings have been entered into as of the date hereof.

         The Company anticipates that each of the Founding Companies will operate under its own name for a period of time in order to preserve customer relationships. As part of the Company's integration strategy, however, after such transition period the names of each of the Founding Companies will be changed to include the name "Consolidated Delivery & Logistics, Inc."

         Many of the services provided by the Company, such as facilities management, logistics, distribution services and scheduled and routed services are determined on the basis of competitive bids. However, the Company believes that quality and service capability are also important competitive factors. In certain instances, the Company has obtained business by offering a superior level of service, even though it was not the low bidder for a particular contract. The Company derives a substantial portion of its revenues from customers with whom it has entered into contracts. Virtually all scheduled and routed services, dedicated vehicle services, facilities management services and logistics services are provided pursuant to contracts. Many of these contracts are terminable by the customer on relatively short notice without penalty.

Competition

         The market for the Company's same-day ground and air delivery and logistics services is highly competitive. The Company believes that the principal competitive factors in the markets in which it competes are reliability, quality and breadth of service and price. The Company competes on all such factors. The Company's principal competitors in the same-day ground and air delivery industry are other ground and air delivery companies and the commercial and industrial businesses already using the Company's services. The Company's principal competitors in the logistics market are national freight carrier companies (including FedEx and UPS) and other logistics providers. In addition, UPS and FedEx have recently begun to provide same-day air delivery services.

         Most of the Company's competitors in the same-day ground and air delivery market are privately held companies that operate in only one location or in a limited service area. However, there is a growing trend toward consolidation in the industry. The Company's primary competitors in the same-day ground delivery business are U.S. Delivery Systems, Inc. ("USDS") and United Transnet, Inc. ("Transnet"). However, USDS does not currently compete with the Company in the air delivery business and has only recently entered the logistics market through acquisition. In addition, Transnet's business is heavily concentrated in the banking industry and is dominated by scheduled deliveries of checks and other items for processing. In addition to competing with the Company for the provision of services, USDS and Transnet are also significant competitors of the Company in the market for acquisition candidates. USDS was recently acquired by Corporate Express, Inc.

         In addition to the same-day ground and air delivery services provided by the Company, customers also utilize next-day and two-day air services. The market for next-day and second-day air services is primarily dominated by nationwide network providers, such as FedEx and UPS, which have built large, capital-intensive distribution channels that allow them to process a high volume of materials. In order to effectively operate their networks, these companies typically have fixed deadlines for next-day or second-day delivery services. In contrast, the Company specializes in on-demand, next-flight-out deliveries or services which, by their nature, are not governed by rigid time schedules. If a customer is unable to meet a network provider's established deadline, the Company can pick up the shipment, put it on the next available flight and deliver it, in some cases, before the network provider's scheduled delivery time. The Company's services are available twenty-four hours a day, seven days a week.

         The Company obtains space on scheduled airline flights to provide its same-day air services and accordingly does not have to acquire or maintain an expensive fleet of airplanes. As a result, the Company can provide a more flexible, specialized service to its customers on demand without incurring the high fixed overhead that the larger network providers must incur.

The Combination

         In  November  1995 the Company  acquired  eleven  businesses  providing same-day ground and air delivery and logistics services. The aggregate consideration paid by the Company for the Founding Companies was approximately $29,604,000 in cash and 2,935,702 shares of Common Stock, par value $.001 per share (the "Common Stock"), for an aggregate value of approximately $67,769,000. The consideration paid for the Founding Companies was determined through arms-length negotiations among the Company and representatives of the Founding Companies. The factors considered by the parties in determining the purchase prices included, among others, the historical operating results and the future prospects of the Founding Companies.

         A summary of certain terms of the acquisition of each of the Founding Companies follows:

         American. Under an agreement among Mr. Stephen J. Zrowka, who became a director of the Company upon closing of the Offering, Mr. John LoPresti and Mr. William Starace, the Company acquired by merger all of the issued and outstanding stock of American Courier Express, Inc. ("American Courier"). American Courier, which is headquartered in Edison, New Jersey, has been operating a same-day delivery service business for over six years. The consideration paid by the Company for American Courier consisted of $536,000 in cash and 102,485 shares of Common Stock. In connection with this transaction, Mr. Zrowka, Mr. LoPresti and Mr. Starace each entered into a five-year covenant-not-to-compete and a five-year employment agreement with the Company.

         Bestway/Crown. Under an agreement with Mr. Philip Snyder, who became a director of the Company upon closing of the Offering, and Mr. Norton Hight, the Company acquired by merger all of the issued and outstanding stock of Bestway Distribution Services, Inc. and Crown Courier Systems, Inc. ("Bestway/Crown"). Bestway/Crown, which is headquartered in Miami, Florida, has been operating a same-day delivery service business for over 20 years and currently has operations in Fort Myers, Miami, Orlando, Tampa and West Palm Beach, Florida. The consideration paid by the Company for Bestway/Crown consisted of $1,921,000 in cash and 192,063 shares of Common Stock. In connection with this transaction, Mr. Hight, Mr. Snyder and Mr. Martin Galinsky each entered into a five-year covenant-not-to-compete and a five-year employment agreement with the Company.

         Click. Under an agreement with Mr. Howard E. Kronick, who became a director of the Company upon closing of the Offering, Mr. Andrew B. Kronick, Mr. David Kronick, Mr. Kenneth J. Tunnell, Mr. Philip Panasci and certain other stockholders, the Company acquired by merger all of the issued and outstanding stock of Click Messenger Service, Inc. and related companies ("Click"). Click, which is headquartered in Cranford, New Jersey, has been operating a same-day delivery service business for over 35 years and currently has operations in Kearny, New Jersey and Albany, Buffalo, Maspeth, New York City, Rochester and Syracuse, New York. The consideration paid by the Company for Click consisted of $1,772,000 in cash and 177,212 shares of Common Stock. In connection with this transaction, Mr. Howard E. Kronick, Mr. Andrew B. Kronick, Mr. David Kronick, Mr. Tunnell and Mr. Panasci will entered into a five-year covenant-not-to-compete and an employment agreement with the Company for a term of five years.

         Court. Under an agreement with Mr. Juan Camandona, who became a director of the Company upon closing of the Offering, and Mr. Jack McCorkell, the Company acquired by merger all of the issued and outstanding stock of Court Courier Systems, Inc. and a related company ("Court"). Court, which is headquartered in Edison, New Jersey, has been operating a same-day delivery service business for over 16 years and currently has operations in East Hartford, Connecticut; Augusta, Maine; Milford, Massachusetts; Atlantic City and Edison, New Jersey and Albany, Buffalo, Rochester and Syracuse, New York. The consideration paid by the Company for Court consisted of $1,753,000 in cash and 175,362 shares of Common Stock. In connection with this transaction, Mr. Camandona and Mr. McCorkell each entered into a five-year covenant-not-to-compete and a five-year employment agreement with the Company.

         DSI. Under an agreement with Mr. David Mathia, who became a director of the Company upon closing of the Offering, the Company acquired by merger all of the issued and outstanding stock of Distribution Solutions International, Inc. ("DSI"). DSI, which is headquartered in Traverse City, Michigan, has been operating a logistics services business for over five years and has an additional location in Philadelphia, Pennsylvania. The consideration paid by the Company for DSI consisted of $1,372,000 in cash and 137,239 shares of Common Stock. In connection with this transaction, Mr. Mathia entered into a five-year covenant-not-to-compete and a five-year employment agreement with the Company.

         National. Under an agreement with Mr. Labe Leibowitz, who became a director of the Company upon closing of the Offering, Mr. Irwin Leibowitz and another stockholder, the Company acquired by merger all of the issued and outstanding stock of Clayton/National Courier Systems, Inc. and a related company ("National"). National, which is headquartered in St. Louis, Missouri, has been operating a same-day ground and air delivery service business for over 23 years and currently has operations in San Francisco, California, St. Louis, Missouri and Seattle, Washington. The consideration paid by the Company for National consisted of $3,154,000 in cash and 290,357 shares of Common Stock. In connection with this transaction, Mr. Irwin Leibowitz and Mr. Labe Leibowitz each entered into a five-year covenant-not-to-compete and a five-year employment agreement with the Company.

         Olympic. Under an agreement with Mr. Curtis Hight, who became a director of the Company upon closing of the Offering, Mr. Norton Hight, Mr. Philip Snyder, Mr. Neil Wattenberg, Mr. Jeffrey Kravet and Mr. Bruce Cohen, the Company acquired by merger all of the issued and outstanding stock of Olympic Courier Systems, Inc. and a related company ("Olympic"). Olympic, which is headquartered in New York City, has been operating a same-day delivery service business for over 12 years and currently has operations in Long Island City and New York City, New York. The consideration paid by the Company for Olympic consisted of $1,166,000 in cash and 116,644 shares of Common Stock. In connection with this transaction, Mr. Curtis Hight, Mr. Norton Hight and Mr. Snyder each entered into a five-year covenant-not-to-compete with the Company. In addition, Mr. Curtis Hight entered into a five-year employment agreement with the Company, Mr. Wattenberg entered into a four year employment agreement with the Company and Mr. Kravet and Mr. Cohen each entered into three-year employment agreements with the Company. As part of their employment agreements, each of Mr. Wattenberg, Mr. Kravet and Mr. Cohen entered into a covenant not-to-compete for a period of two years following the termination of their employment.

         Orbit/Lightspeed. Under an agreement with Mr. Robert Wyatt, who became a director of the Company upon closing of the Offering, Mr. Rick Katz, Mr. Jeremy Weinstein and Mr. Stephen Gilchick, the Company acquired by merger all of the issued and outstanding stock of Orbit/Lightspeed Courier Systems, Inc. and related companies ("Orbit/Lightspeed"). Orbit/Lightspeed, which is headquartered in New York City, has been operating a same-day delivery service business for over five years and currently has operations in Bayonne, New Jersey and New York City. The consideration paid by the Company for Orbit/Lightspeed consisted of $1,890,000 in cash and 194,000 shares of Common Stock. In connection with this transaction, Mr. Wyatt, Mr. Katz and Mr. Weinstein each entered into a five-year covenant-not-to-compete and a five-year employment agreement with the Company. In addition, Mr. Gilchick entered into a five-year covenant-not-to-compete and an affiliate, Insight Plus, Inc., was retained by the Company as a consultant for a period of three years.

         Securities Courier. Under an agreement with Mr. Vincent Brana, who became a director of the Company upon closing of the Offering, the Company acquired by merger all of the issued and outstanding stock of Securities Courier Corporation ("Securities Courier"). Securities Courier, which is headquartered in South Hackensack, New Jersey, has been operating a same-day delivery service business for over 22 years and currently has operations in South Hackensack, New Jersey and at 17 customer locations throughout New Jersey and New York City. The consideration paid by the Company for Securities Courier consisted of $3,740,000 in cash and 357,301 shares of Common Stock. In connection with this transaction, Mr. Brana entered into a five-year covenant-not-to-compete and a five-year employment agreement with the Company. In connection with the acquisition of Securities Courier, the Company acquired all of the outstanding stock of Liberty Transfer Corp., a contractor to Securities Courier, in exchange for 16,667 shares of Common Stock and entered into a five-year employment agreement and a five-year non-compete agreement with that company's president, Mr. John Bailey.

         Silver Star. Under an agreement with Mr. Michael Brooks, who became a director of the Company upon closing of the Offering, and Ms. Bonnie Silver, the Company acquired by merger all of the issued and outstanding stock of Silver Star Express, Inc. and related companies ("Silver Star"). Silver Star, which is headquartered in Miami, Florida, has been operating a same-day delivery service business for over seven years and currently has operations in Fort Myers, Jacksonville, Miami, Orlando and Tampa, Florida; Atlanta and Valdosta, Georgia; Indianapolis, Indiana; New Orleans and Shreveport, Louisiana; Baltimore, Maryland; Cinnaminson and Elizabeth, New Jersey; Saugerties, New York; Akron and Dayton, Ohio and Nashville, Tennessee. The consideration paid by the Company for Silver Star consisted of $3,338,000 in cash and 307,327 shares of Common Stock. In connection with this transaction, Mr. Michael Brooks, Ms. Silver and Mr. Peter Silver each entered into a five-year covenant-not-to-compete and Mr. Michael Brooks and Mr. Silver each entered into a five-year employment agreement with the Company. In addition, Mr. Harry Brooks entered into a five-year covenant-not-to-compete and was retained by the Company as a consultant for a period of three years.

         SureWay. Under an agreement with Mr. William Beaury and Mr. Thomas LoPresti, each of whom became a director of the Company upon closing of the Offering, Mr. Joseph Caruvana, Mr. Randall Catlin and Mr. Michael Berry, the Company acquired by merger all of the issued and outstanding stock of SureWay Air Traffic Corporation and a related company ("SureWay"). SureWay, which is headquartered in Long Island City, New York, has been operating a same-day air delivery service business for 20 years. In addition, SureWay provides logistics and ground delivery services. SureWay currently has operations in Los Angeles, California; Washington, D.C.; Chicago, Illinois; Clifton, New Jersey; Long Island City, New York and Greensboro, North Carolina, and sales agent locations in Phoenix, Arizona; Atlanta, Georgia; Miami and Tampa, Florida; Boston, Massachusetts; Detroit, Michigan; Minneapolis, Minnesota; Cincinnati, Ohio; Philadelphia, Pennsylvania and Dallas and Houston, Texas. The consideration paid by the Company for SureWay consisted of $8,962,000 in cash and 869,045 shares of Common Stock. In connection with this transaction, Mr. Beaury, Mr. Caruvana, Mr. Catlin and Mr. LoPresti each entered into a five-year covenant-not-to-compete and a five-year employment agreement with the Company. Mr. Berry entered into a five-year covenant-not-to-compete and a two-year employment agreement with the Company.

         In addition to the acquisition of the Founding Companies as described above, simultaneously with the Combination, the Company acquired certain additional assets (comprised primarily of customer lists and other assets) from other entities to supplement and enhance the assets and expertise of the Founding Companies. The assets acquired in those transactions were not material to the Company.

         Since the Combination, the Company has begun to rationalize the operations of the other Founding Companies by, among other things, combining operations where feasible and eliminating redundant facilities. In this regard, Orbit/Lightspeed and Click's Manhattan operations have been consolidated into Olympic. Recently, the Company appointed General Managers for each of its Northeast and Southeast Regions to better coordinate the operations of the Founding Companies and to manage the integration process.


Regulation

         The Company's delivery operations are subject to various state and local regulations and, in many instances, require permits and licenses from state authorities. To a limited degree, state and local authorities have the power to regulate the delivery of certain types of shipments and operations within certain geographic areas. Interstate and intrastate motor carrier operations are also subject to safety requirements prescribed respectively, by the United States Department of Transportation (the "DOT") and by State Departments of Transportation. Failure of the Company to comply with the applicable regulations could result in substantial fines or possible revocation of one or more of the Company's operating permits.

Safety

         The Company seeks to ensure that all employee drivers meet safety standards established by the Company and its insurance carriers as well as the DOT. In addition, where required by the DOT or state or local authorities, the Company requires independent owner/operators utilized by the Company to meet required safety standards. The Company reviews prospective drivers to ensure that they meet all applicable requirements.

Intellectual Property

         The Company has applied for Federal service mark registration of "Consolidated Delivery & Logistics, Inc." and the associated Company logo. No assurance can be given that any such registration will be granted or that if granted, such registration will be effective to prevent others from (i) using this or a similar service mark concurrently or (ii) preventing the Company from using the service mark in certain locations. The Company is not aware of any other entity using the name "Consolidated Delivery & Logistics, Inc."

Employees and Independent Owner/Operators

         At December 31, 1995, the Company employed approximately 2,800 people, 1,500 of whom were employed as drivers, 500 as messengers, 400 in operations, 200 in clerical and administrative positions, 50 in sales and 150 in management. The Company is not a party to any collective bargaining agreements although the Company is subject to union organizing activity from time to time. See Item 3. Legal Proceedings. The Company has not experienced any work stoppages and believes that its relationship with its employees is good.

         The Company also had contracts with approximately 900 independent owner/operators as of December 31, 1995. From time to time, federal and state authorities have sought to assert that independent owner/operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner/operators utilized by the Company are not employees under existing interpretations of federal and state laws. However, there can be no assurance that federal and state authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company is required to pay for and administer added benefits to independent owner/operators, the Company's operating costs would increase.
See "Risk Factors - Independent Owner/Operators."

Risk Factors

         Prospective investors should consider carefully the following risk factors as well as the other information contained in this Annual Report on Form 10-K.

Limited Combined Operating History

         The Company was founded in June 1994 and conducted no operations prior to consummating the Combination. The Founding Companies operated as separate independent entities prior to their acquisition by the Company. There can be no assurance that the Company will be able to integrate these businesses in an economic manner or that the recently assembled management group will be able to oversee the combined entity and implement the Company's operating or growth strategies. Failure to properly integrate these businesses and to implement the Company's operating and growth strategy could have a material adverse impact on the Company's operating results. See Item 1. Business - The Combination. During the course of the preparation of its 1995 financial statements, the Company discovered certain errors in the preliminary information provided to it by the individual Founding Companies relating to results for the fourth quarter of 1995. These errors related solely to the fourth quarter of 1995 and did not affect any other fiscal period. The financial statements for the fourth quarter of 1995 and for the year ended December 31, 1995 contained herein reflect the correction of these errors. The Company has begun to take certain actions, including the hiring of additional experienced supervisors, to improve the training and supervision of its accounting staff so that senior management receives accurate financial information on a timely basis. See Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview.

Acquisition Strategy

         One of the Company's business strategies is to increase its revenues by acquiring other companies performing similar ground and air delivery and logistics services. There can be no assurance that the Company will be able to acquire, profitably manage or successfully integrate such additional companies into the Company. In addition, there can be no assurance that future acquisitions will further the successful implementation of the Company's overall strategy, or that such acquisitions will ultimately produce returns that justify the investment therein. See Item 1. Business - Strategy.

         The Company currently intends to use Common Stock for all or a portion of the consideration to be paid in future acquisitions. However, the recent decline in the market value of the Company's Common Stock has reduced the attractiveness of the Common Stock as an acquisition medium. As a result, the Company will be required to utilize more of its cash resources, if available, in order to effect its acquisition program. The Company currently does not have sufficient cash resources to fund its acquisition program. Accordingly, the Company's growth through acquisitions will be limited unless it is able to obtain additional capital through additional debt or equity financings. The Company is currently discussing the terms of a proposed credit facility with an institutional lender. However, there can be no assurance that the Company will be able to obtain such financing if and when it is needed or that, if available, it will be available on terms the Company deems acceptable. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. As a result, the Company might be unable to implement successfully its acquisition strategy.

Competition

         The markets for the Company's same-day ground and air delivery and logistics services are highly competitive. Price competition is often intense, particularly in the market for basic delivery services where entry barriers are low. Major participants in the next-day and second-day air delivery market, such as UPS and FedEx, provide logistics services and have recently begun to provide same-day air delivery services. The Company's primary competitors in the same-day ground delivery business are USDS and Transnet. In addition to competing with the Company for the provision of services, USDS and Transnet are also significant competitors of the Company in the market for acquisition candidates. USDS was recently acquired by Corporate Express, Inc. Furthermore, other companies with significantly greater capital and other resources than the Company that do not currently operate same-day ground and air delivery and logistics services businesses may enter the industry in the future. See Item 1. Business - Competition.

Independent Owner/Operators

         From time to time, federal and state authorities have sought to assert that independent owner/operators in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent owner/operators utilized by the Company are not employees under existing interpretations of federal and state laws. However, there can be no assurance that federal and state authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company is required to pay for and administer added benefits to independent owner/operators, the Company's operating costs would increase.
See Item 1. Business - Employees and Independent Owner/Operators.

         In addition, certain of the Company's employees own and operate their own vehicles in the course of their employment. In certain cases, the Company has reimbursed those employees for all or a portion of the costs of operating those vehicles. The Company believes that these reimbursement arrangements do not represent additional compensation to those employees. However, there can be no assurance that federal and state taxing authorities will not seek to recharacterize some or all of such payments as additional compensation. If such amounts were so recharacterized, the Company would have to pay additional employment-related taxes on such amounts.

Claims Exposure

         The Company utilizes the services of approximately 1,500 drivers, and from time to time such drivers are involved in accidents. The Company currently carries liability insurance of at least $25,000,000 for each such accident (subject to applicable deductibles), and requires its independent owner/operators to maintain liability insurance of at least the minimum amounts required by state and federal law. However, there can be no assurance that claims against the Company will not exceed the amount of coverage. In addition, the Company's increased visibility and financial strength as a public company may create additional claims exposure. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims, or unfavorable resolutions of claims, the Company's operating results could be materially affected. In addition,
significant   increases   in  insurance   costs  would   reduce  the   Company's
profitability.

Shares Eligible for Future Sale

         The market price of the Common Stock could be adversely affected by the sale of substantial amounts of Common Stock in the public market. As of March 15, 1996, 6,629,569 shares of Common Stock were issued and outstanding. The 3,200,000 shares sold in the Offering are generally freely tradeable, except for shares acquired by affiliates of the Company.

         Simultaneously with the closing of the Offering, the stockholders of the Founding Companies received, in the aggregate, 2,935,702 shares of Common Stock as a portion of the consideration for their businesses. Certain other stockholders of the Company held, in the aggregate, an additional 493,867 shares of Common Stock. None of these 3,429,569 shares were issued in transactions registered under the Securities Act of 1933, as amended (the "Securities Act"), and, accordingly, such shares may not be sold except in transactions registered under the Securities Act or pursuant to an exemption from registration, including the exemption contained in Rule 144 under the Securities Act.

         In September 1995, the Company issued $2,000,000 in aggregate principal amount of its 8% Subordinated Convertible Debentures due August 2000 (the
"Debentures") to certain individuals. The Debentures are convertible into 180,995 shares of Common Stock. None of these shares will have been acquired in transactions registered under the Securities Act, and, accordingly, such shares may not be transferred except in transactions registered under the Securities Act or pursuant to an exemption from registration. Pursuant to the terms of the Debentures, the Company has agreed to register the shares of Common Stock into which the Debentures are convertible.

         All of the stockholders of the Founding Companies, the holders of the Debentures, the existing stockholders of the Company and the officers and directors of the Company have agreed for a period ending May 18, 1996 (the "Lockup Period") not to request or demand the filing of a registration statement with respect to, offer, sell, contract to sell or otherwise dispose of any shares of Common Stock (or any securities convertible into or exercisable or exchangeable for Common Stock) or grant any options or warrants to purchase any shares of Common Stock without the prior written consent of PaineWebber Incorporated ("PaineWebber"). The Company has also agreed during the Lockup Period not to register for sale, file a registration statement with respect to, offer, sell, contract to sell or otherwise dispose of or issue any shares of Common Stock (or any securities convertible into or exercisable or exchangeable for Common Stock) or grant any options or warrants to purchase any shares of Common Stock without the prior written consent of PaineWebber except for (i) the grant of up to 490,559 options pursuant to the Company's Employee Stock Compensation Program (the "Employee Stock Compensation Program") and the grant of 4,500 options pursuant to the Company's 1995 Stock Option Plan for Independent Directors (the "Director Plan" and, together with the Employee Stock Compensation Program, the "Stock Option Plans"), provided that at least 100,000 of the options that may be granted pursuant to the Employee Stock Compensation Program must be granted at an exercise price per share equal to the greater of
(a) $13 per share and (b) the fair market value of the Common Stock on the date of grant, (ii) the issuance of shares of Common Stock upon the exercise by the holders thereof of their right to convert the Debentures into shares of Common Stock, (iii) the issuance of shares of Common Stock in connection with future acquisitions, provided that the Company may issue such shares only if the party to whom such shares are issued agrees in writing not to offer, sell, contract to sell or otherwise dispose of any such shares or grant any options or warrants to purchase any such shares without the prior written consent of PaineWebber for the balance of the Lockup Period, (iv) the filing of a shelf registration statement to register an additional 5,000,000 shares of Common Stock for use by the Company as all or a portion of the consideration to be paid in future acquisitions and (v) the filing of the registration statements described below to register the shares of Common Stock reserved for issuance under the Stock Option Plans.

         As of March 15, 1996, the Company had outstanding under the Stock Option Plans options to purchase an aggregate of 494,319 shares of Common Stock, none of which were exercisable as of that date. The Company intends to file registration statements on Form S-8 in the near future registering the shares of Common Stock issuable upon the exercise of options granted under the Stock Option Plans. As a result, such shares will be eligible for resale in the public market, unless held by affiliates of the Company.

Reliance on Key Personnel

         The Company's operations are dependent on the continued efforts of its executive officers and on the senior management of the Founding Companies. Furthermore, the Company will likely be dependent on the senior management of companies that may be acquired in the future. If any of these people elect not to continue in their present roles, or if the Company is unable to attract and retain other skilled employees, the Company's business could be adversely affected. See Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant and Item 1. Business - Strategy.

Permits and Licensing

         The Company's delivery operations are subject to various state, local and federal regulations that in many instances require permits and licenses. Failure by the Company to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or possible revocation of the Company's authority to conduct certain of its operations. Furthermore, delays in obtaining approvals for the transfer of permits or licenses, or failure to obtain such approvals, could impede the implementation of the Company's acquisition program. See Item 1. Business - Regulation.

No Future Dividends

         The Company does not anticipate paying any cash dividends on shares of the Common Stock in the foreseeable future and intends to retain future earnings, if any, for use in its business. In addition, the Company intends to obtain bank financing for working capital purposes. The Company anticipates that its ability to pay cash dividends on the Common Stock may be limited by the terms of that financing. See Item 5. Market for Registrant's Common Stock and Related Stockholder Matters - Dividends and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Effect of Certain Charter Provisions

         The Board of Directors of the Company is empowered to issue preferred stock without stockholder action. The existence of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise and may adversely affect the prevailing market price of the Common Stock. The Company currently has no plans to issue shares of preferred stock. In addition,
Section 203 of the Delaware General Corporation Law prohibits certain persons from engaging in business combinations with the Company.

Item 2.  Properties

         As of December 31, 1995, the Company operated from 64 leased facilities (excluding 11 authorized sales agent locations of SureWay). These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities also contain storage and warehouse space. The table below summarizes the location of the Company's current facilities (excluding the sales agent locations).

State                                                     Number of Facilities
- -----                                                     --------------------
New York....................................................................  23
Florida.....................................................................  10
New Jersey..................................................................  10
California..................................................................   2
Georgia......................................................................  2
Louisiana....................................................................  2
Ohio.........................................................................  2
Connecticut..................................................................  1
Illinois.....................................................................  1
Indiana......................................................................  1
Maine........................................................................  1
Maryland.....................................................................  1
Massachusetts................................................................  1
Michigan.....................................................................  1
Missouri.....................................................................  1
North Carolina...............................................................  1
Pennsylvania.................................................................  1
Tennessee....................................................................  1
Washington...................................................................  1
Washington, D.C..............................................................  1

         The Company's corporate headquarters are located in Paramus, New Jersey. The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

         As of December 31, 1995, the Company owned and/or leased approximately 500 cars and 300 trucks of various types, which are primarily operated by drivers employed by the Company. In addition, certain of the Company's employee drivers own or lease their own vehicles. The Company also hires independent contractors who typically provide their own vehicles and are required to carry at least the minimum amount of insurance required by state law.

         The aggregate rental expense for the combined Founding Companies prior to the Combination (the "Combined Founding Companies") for the nine months ended September 30, 1995 was approximately $3.7 million and the Company's rental expense for the three months ended December 31, 1995 was approximately $1.9 million. See Note 12 to the Company's Consolidated Financial Statements and Note 13 to the Combined Founding Companies' Financial Statements for further information relating to these leases.


Item 3.  Legal Proceedings

         Olympic, as the successor to Orbit/Lightspeed, is the respondent in an administrative proceeding before the National Labor Relations Board ("NLRB") arising out of a representation election held in November 1994 in which Orbit/Lightspeed's messengers voted against a local of the International Brotherhood of Teamsters ("Union") becoming their collective bargaining representative. The administrative proceeding is based upon objections the Union filed in November 1994 following the election, as well as unfair labor practice charges first filed by the Union in September 1994, with respect to which General Counsel for the NLRB went to complaint on February 16, 1995 and May 31, 1995. The Union and General Counsel seek an order directing a second election. The Company is defending the action vigorously. In the event that the General Counsel for the NLRB is successful, the Company believes that it would be required to hold a new representation election.

         In March 1996, a purported class action lawsuit was filed against Olympic, Orbit/Lightspeed, Robert Wyatt, Rick Katz, Jeremy Weinstein and certain related entities (collectively, the "Orbit/Lightspeed Parties") in the Supreme Court of the State of New York, County of Kings, on behalf of former and current messengers of Olympic, as the successor to Orbit/Lightspeed, alleging that the Orbit/Lightspeed Parties unlawfully withheld certain amounts otherwise payable to the messengers. A similar action had previously been filed against the Orbit/Lightspeed Parties in October 1995 but was later voluntarily discontinued by the plaintiffs. The suit, which claims violations of contract, minimum wage and overtime statutes, and the civil provisions of the federal RICO statute, seeks an unspecified amount of compensatory and punitive damages from the Orbit/Lightspeed Parties, as well as attorney's fees and other expenses. The Company believes that the plaintiff's claims are without merit and is defending the action vigorously. The Company does not believe that this action will have a material adverse effect on the financial position or results of operations of the Company.

         In January 1996, Assumption Holdings Corp. ("Assumption) filed suit against the Company in the United States District Court for the District of New Jersey alleging that Securities Courier had breached an agreement under which Assumption was entitled to certain fees and 10% of Securities Courier's authorized capital stock. The complaint seeks damages of approximately $1.1 million. The action is at a preliminary stage and, therefore, the Company is unable at this time to determine whether the action is meritorious. Under the terms of its acquisition of Securities Courier, the Company is entitled to indemnification from Mr. Brana for any costs or damages in excess of $100,000. Accordingly, the Company does not believe that this action will have a material adverse effect on the financial position or results of operations of the Company.

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier, Mr. Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. The suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorney's fees and other expenses. The action is at a preliminary stage and, therefore, the Company is unable at this time to determine whether the action is meritorious. Under the terms of its acquisition of Securities Courier, the Company is entitled to indemnification from Mr. Brana for any costs or damages in excess of $100,000. Accordingly, the Company does not believe that this action will have a material adverse effect on the financial position or results of operations of the Company.

         The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day ground and air delivery operations. Management believes that none of these actions, including the actions described above, will have a material adverse effect on the financial position or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                                      PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Common Stock is included for quotation on the Nasdaq National Market under the symbol "CDLI." The following table sets forth the high and low sales prices for the Common Stock from November 20, 1995, the date of the Offering, through March 25, 1996.

                                           1995           Low              High
           Fourth Quarter (from November 20, 1995)      $10.00            $13.50


                                           1996           Low               High
           First Quarter (through March 25, 1996)        $5.75            $11.75

         On March 25, 1996, the last reported sale price of the Common Stock was $6.25 per share. As of March 15, 1996, there were approximately 125 shareholders of record of Common Stock and, based on security position listings, the Company believes there were approximately 1,500 beneficial holders of the Common Stock.

Dividends

         The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion. In addition, the Company intends to obtain bank financing for working capital purposes. The Company anticipates that its ability to pay cash dividends on the Common Stock will be limited by the terms of that financing. See Item 1. Business - Risk Factors - No Future Dividends and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Item 6.  Selected Financial Data

                                              SELECTED FINANCIAL DATA
                                     (In thousands, except per share amounts)

         Consolidated Delivery & Logistics, Inc. (the "Company") merged (the "Combination") with the following 11 companies: American Courier Express, Inc. ("American"); Bestway Distribution Services, Inc. and Crown Courier Systems, Inc. ("Bestway/Crown"); Click Messenger Service, Inc. and related companies ("Click"); Court Courier Systems, Inc. and a related company ("Court"); Distribution Solutions International, Inc. ("DSI"); Clayton/National Courier Systems, Inc. and a related company ("National"); Olympic Courier Systems, Inc. and a related company ("Olympic"); Orbit/Lightspeed Courier Systems, Inc. and related companies ("Orbit/Lightspeed"); Securities Courier Corporation ("Securities Courier"); Silver Star Express, Inc. and related companies ("Silver Star"); and SureWay Air Traffic Corporation and a related company ("SureWay") (collectively the "Founding Companies") in exchange for shares of the Company's common stock and cash.

         The  statement  of  operations  data  shown  below for the years  ended
December 31, 1991, 1992, 1993, and 1994 and the nine month period ended September 30, 1995 and the balance sheet data as of December 31, 1991, 1992, 1993 and 1994 are that of the Combined Founding Companies prior to the Combination (the "Combined Founding Companies") on a historical basis except for pro forma data. During the periods presented, the Combined Founding Companies were not under common control or management and some were not taxable entities. Therefore the data presented may not be comparable to or indicative of post-combination results to be achieved by the Company after the Combination.

         The following selected financial data with respect to the Combined Founding Companies' combined statements of operations for the years ended December 31, 1993 and 1994 and the nine month period ended September 30, 1995 and with respect to the Combined Founding Companies' combined balance sheets as of December 31, 1993 and 1994 have been derived from the Combined Founding Companies' combined financial statements that appear elsewhere herein. The selected financial data with respect to Consolidated Delivery & Logistics, Inc.'s consolidated statement of operations for the three month period ended December 31, 1995 and with respect to Consolidated Delivery & Logistics, Inc.'s consolidated balance sheet as of December 31, 1995 have been derived from Consolidated Delivery & Logistics, Inc.'s consolidated financial statements that appear elsewhere herein. The financial data provided below should be read in conjunction with these accompanying financial statements and notes thereto as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                 (In thousands, except per share amounts)

Income Statement Data:

                                                                 Consolidated
                                                                  Delivery &
                           Combined Founding Companies          Logistics, Inc.
                  ------------------------------------------- and Subsidiaries
                                                             ------------------
                                                              For The
                                                               Nine    For The
                                                              Months Year Ended
                        For The Years Ended December 31,       Ended   December
                                                             September  31, Pro
                  --------------------------------------------   30,    Forma
                    1991     1992     1993     1994     1995   1995(3)    (1)
                  -------- -------- -------- -------- -------- ------- --------
                  (Unaudited)
Revenues          $103,525 $111,972 $121,752 $137,544 $111,406 $39,036 $150,442
Cost of revenues    70,579   77,028   84,437   95,350   77,547  27,439  104,986
                  -------- -------- -------- -------- -------- ------- --------
     Gross profit   32,946   34,944   37,715   42,194   33,859  11,597   45,456
Selling general and
administrative
expense             31,624   34,299   36,015   40,338   29,777  11,301   41,079
                  -------- -------- -------- -------- -------- ------- --------
     Operating income1,322      645    1,300    1,856    4,082     296    4,377
Interest and other
income (expense), net (559)     349       58     (414)    (425)     91     (333)
                  -------- -------- -------- -------- -------- ------- --------
     Income before

       income taxes    763      994    1,358    1,442    3,657     387    4,044
Pro forma provision
for income taxes (2)   374      632      636      721    1,475     582    2,057
                  -------- -------- -------- -------- -------- ------- --------

     Net income (loss)$389     $362     $722     $721   $2,182   ($195)  $1,987
                  ======== ======== ======== ======== ======== ======= ========

Net loss per share                                               ($.10)
                                                               =======

Pro forma net income
per share (3)                                                              $.29
                                                                       ========

Balance Sheet Data:

                                                                    Consolidated
                                                                     Delivery &
                                                                     Logistics,
                                                                      Inc. and
                                Combined Founding Companies         Subsidiaries
                         ----------------------------------------  -------------
                                        December 31,                December 31,
                         ----------------------------------------  -------------
                          1991      1992       1993       1994          1995
                         ------  --------- ----------  ----------  -------------
                               (Unaudited)
Working capital            $887     $1,290     $3,211      $3,548       $7,542
Equipment and improvements,
 net                      1,992      3,255      3,651       3,102        3,925
Total assets             18,484     21,453     23,045      23,869       32,840
Long-term debt, net of
current  maturities       2,407      3,226      3,680       1,164        3,027
Stockholders' equity      3,719      4,149      5,212       5,568        8,311

(1) Reflects the results of operations of the Combined Founding Companies for the period from January 1 to September 30, 1995 and the results of operations of Consolidated Delivery & Logistics, Inc. and Subsidiaries for the year ended December 31, 1995.

(2) Pro forma income tax provisions have been provided for certain Founding Companies. See Notes 3 and 11 to the Combined Founding Companies Financial Statements.

(3) The computation of pro forma earnings per share for the year ended December 31, 1995 is based upon 6,810,564 shares of Common Stock outstanding, which includes (i) 493,869 shares issued prior to the Combination, (ii) 2,935,700 shares issued to the stockholders of the Founding Companies in connection with the Combination, (iii) 3,200,000 shares sold in the Offering, and (iv) the dilution attributable to the debentures which are convertible into 180,995 shares of Common Stock. The conversion of the stock options outstanding at December 31, 1995 are not included in the computation as the effect would be antidilutive.

(4) The Company selected October 1, 1995 as the effective date of the Merger. The assets and liabilities of the Founding Companies at September 30, 1995, were recorded by CD&L at their historical amounts. The income statement includes the results of operations of the Founding Companies from October 1, 1995 through December 31, 1995. The results of operations for Consolidated Delivery & Logistics, Inc. prior to the Combination are not significant.

         The Founding Companies are collectively considered predecessors to the Company. The following table represents selected information of the individual Founding Companies for the three most recent fiscal years and the nine month period ended September 30, 1995.

                                   Year Ended                  Nine Months Ended
                                   December 31,                   September 30,
                            --------------------------------
                            1992          1993          1994            1995
                            ----          ----          ----            ----
                                    (in thousands)                  (unaudited)

SureWay
       Revenues.          $29,644       $31,954      $36,662          $31,571
       Gross profit        11,810        13,188       15,253           12,787
       SG&A.....           11,459        12,855       14,535           11,005
       Net income         $   176      $    186      $   399          $ 1,051
                          =======      ========      =======          =======

Securities Courier
       Revenues.          $17,647       $17,804      $18,698          $12,802
       Gross profit         1,874         1,503        2,197            1,712
       SG&A.....            1,803         1,813        1,855            1,415
       Net income (loss)  $  (215)     $   (346)     $   108          $   150
                          =======     =========      =======          =======

National
       Revenues.          $11,776       $12,472      $15,018          $11,996
       Gross profit         4,811         5,016        5,673            4,636
       SG&A.....            5,102         4,942        5,248            4,496
       Net income         $    55    $      137      $   130          $     2
                          =======    ==========      =======          =======

Silver Star
       Revenues.          $14,649       $14,972      $15,139          $10,143
       Gross profit         3,869         3,549        4,026            2,467
       SG&A.....            3,020         2,931        3,441            2,057
       Net income         $   576     $     346      $   451          $   276
                          =======     =========      =======          =======

Click
       Revenues.           $7,132        $7,647       $8,861           $9,267
       Gross profit         2,080         1,746        1,980            2,471
       SG&A.....            2,065         1,699        1,935            1,890
       Net income (loss)  $   (31)     $     25      $   (10)          $  300
                          =======      ========      =======           ======

Bestway/Crown
       Revenues.           $6,955        $6,686       $9,603           $8,206
       Gross profit         3,031         2,961        3,735            2,901
       SG&A.....            3,311         3,170        3,390            2,756
       Net income (loss)  $   (35)     $      7      $   261           $  147
                          =======      ========      =======           ======

Court
       Revenues.           $5,690        $6,929       $8,768           $7,395
       Gross profit           787         1,343        1,675            1,417
       SG&A.....              907         1,211        1,498            1,274
       Net income (loss)  $  (162)     $     (9)     $  (165)          $  (57)
                          =======      ========      =======           ======

Orbit/Lightspeed
       Revenues.           $7,458        $7,777       $8,020           $6,442
       Gross profit         2,128         2,245        2,205            1,827
       SG&A.....            2,347         2,191        2,166            1,450
       Net income (loss)  $  (147)     $     48       $   32           $  223
                          =======      ========       ======           ======

DSI
       Revenues.           $4,263        $6,796       $6,862           $6,217
       Gross profit         1,113         1,803        1,480              964
       SG&A.....            1,137         1,459        2,011              931
       Net income (loss)  $   (57)      $   205       $ (541)          $    6
                          =======       =======       ======           ======

                                                                    For The Nine
                                                                    Months Ended
                           For the Years Ended December 31,       September 30,
                            1992          1993          1994            1995
Olympic
         Revenues.         $5,163        $6,181        $5,766             $4,219
         Gross profit       2,589         3,037         2,626              1,925
         SG&A.....          2,510         2,916         2,610              1,905
         Net income      $     38      $    111      $     29           $      1
                         ========      ========      ========           ========

American
         Revenues.         $1,596        $2,533        $4,146             $3,149
         Gross profit         774         1,003         1,343                750
         SG&A.....            637           829         1,422                598
         Net income (loss) $   68        $   90        $  (62)          $     84
                          =======        ======        ======           ========

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                               of Operations

         The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Data of the Company, the Combined Financial Statements of the Combined Founding Companies, the Financial Statements of the Founding Companies and the related Notes thereto appearing elsewhere herein.

Overview

         The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto appearing elsewhere in this Report. Simultaneously, with the closing of the Company's initial public offering in November, 1995, separate wholly-owned subsidiaries of the Company merged with each of the eleven Founding Companies. Prior to the Merger, each of the Founding Companies operated as a separate independent entity. The Company selected October 1, 1995 as the effective date of the Merger. For the nine months ended September 30, 1994 and 1995, the year ended December 31, 1994 and the three months period ended December 31, 1994 the combined Financial Statements included the accounts of the Founding Companies as if the Founding Companies had always been members of the same operating group without giving effect to the Mergers or the Offering. Results for the three months ended December 31, 1995 reflect the consolidated operations of the Company after giving effect to this Merger and the Offering. The pro-forma results for the year ended December 31, 1995 is the sum of the nine month period ended September 30, 1995 and the three month period ended December 31, 1995. As a result, combined results may not be comparable to or indicative of future performance.

         The Founding Companies derive their revenues from fees charged for ground and air delivery and logistics services. Although revenues from ground delivery services account for the majority of total revenues, certain Founding Companies have recently experienced higher revenue growth rates from air delivery and logistics services. Management expects this trend to continue (i) for logistics, as a result of increased emphasis on inventory management and outsourcing and (ii) for air delivery, as a result of increased emphasis on timely delivery.

         Costs of revenues relating to ground delivery consist primarily of salaries and fees paid to drivers, messengers and independent operators. These fees are established as a percentage of the gross revenues generated. The primary costs of revenues for air delivery services include purchased services from commercial air carriers and other delivery agents. Costs of revenues for logistics services consist primarily of purchased services for warehousing and local ground and air delivery services. Gross profit margins tend to be lower in the first half of the year due to lower revenue volume and higher costs incurred during the winter months.

         Prior to the Combination, most of the Founding Companies elected to be treated as S Corporations under the Internal Revenue Code of 1986, as amended. Upon consummation of the Combination, the Company terminated the S Corporation elections of the Founding Companies. For purposes of the Combined Financial Statements presented elsewhere herein, pro forma Federal income taxes have been provided for the Founding Companies as if all of the Founding Companies had filed C Corporation tax returns. See Notes 3 and 11 to the Consolidated Financial Statements.

         During the course of the preparation of its audited 1995 financial statements, the Company discovered certain errors in the preliminary information provided to it by the individual Founding Companies relating to results for the fourth quarter of 1995. These errors related solely to the fourth quarter of 1995 and did not affect any other fiscal period. The financial statements for the fourth quarter of 1995 and for the year ended December 31, 1995 contained herein reflect the correction of these errors. The Company has begun to take certain actions, including the hiring of additional experienced supervisors, to improve the training and supervision of its accounting staff so that senior management receives accurate financial information on a timely basis. See Item
1. Business - Risk Factors.

Disclosure Regarding Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained in this Form 10-K includes information that is forward looking, such as the Company's expectations for future performance, its growth and acquisition strategies, its anticipated liquidity and capital needs and its future prospects. The matters referred to in such forward looking statements could be affected by the risks and uncertainties related to the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the Company's lack of prior operating history, the ability of the Company to successfully integrate the business of acquired companies, the impact of competition, both for customers and for acquisition candidates, the need for financing to implement the Company's strategic plan, as well as certain other risks described elsewhere herein. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained herein and elsewhere in this Form 10-K.

Results of Operations

Three Months Ended December 31, 1995 Compared to Historical Combined Three
                     Months Ended December 31, 1994

         The combined results for the three month period ended December 31, 1994 may not be comparable to the consolidated results for the three month period ended December 31, 1995 due to the effect of the merger and offering described elsewhere.

         Revenues for the fourth quarter of 1995 increased $2.7 million, or 7.4%, to $39.0 million from $36.3 million for the fourth quarter of 1994 primarily as a result of increased air and ground delivery revenues at Sureway, Click and Bestway. These increases were partially offset by a decrease in revenues at Securities Courier, resulting from a lost contract in the fourth quarter of 1994, and at Silver Star, resulting from the sale of two terminals in the fourth quarter of 1994. For the fourth quarter of 1995, ground delivery revenues increased approximately $0.5 million (2.2%), air delivery revenues increased approximately $1.0 million (9.9%) and logistics revenues increased by approximately $1.2 million (37.3%) over the comparable period in 1994. Ground delivery revenues increased primarily due to additional business from existing customers as well as the addition of new customers in the consumer products and pharmaceutical industries. The increase in air delivery revenues during the fourth quarter of 1995 was largely attributable to new customers in the printing and graphic arts industries and to increased demand from existing customers. The increase in logistics revenues was primarily attributable to the addition of new customers and increased demand from existing customers.

         Operating income for the three month period ended December 31, 1995 of $306,000 represented an increase of $178,000 from operating income of $128,000 for the three months ended December 31, 1994. The increase is attributable to the revenue growth as discussed above.

         Interest expense for the fourth quarter of 1995 decreased $49,000, or 15.2%, to $274,000 from $323,000 for the fourth quarter of 1994 primarily as a result of a lower level of indebtedness.

         The provision for income taxes for the fourth quarter of 1995 increased $344,000, or 144.5%, to $582,000 from $238,000 for the fourth quarter of 1994 primarily as a result of a provision for potential tax matters and a higher level of taxable income.

         For the reasons discussed above, net loss for the fourth quarter of 1995 decreased $68,000, or 26.9%, to $185,000 from $253,000 for the fourth quarter of 1994.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30,
                         1994 (Unaudited)

         Revenues for the nine months ended September 30, 1995 increased $10.2 million, or 10.1%, to $111.4 million from $101.2 million for the nine months ended September 30, 1994 primarily as a result of internal growth by SureWay, Click, National and Court. For the nine months ended September 30, 1995, ground delivery revenues increased approximately $3.6 million (5.6%), air delivery revenues increased approximately $4.5 million (16.6%) and logistics revenues increased by approximately $2.1 million (21.1%) over the comparable period of 1994. Ground delivery revenues increased primarily due to additional business from existing customers of Click, National and Court, offset in part by declines in revenues at Securities Courier and Silver Star for the reasons described above. Ground delivery revenues also increased as a result of the addition of new customers in the consumer products and pharmaceutical industries. The increase in air delivery revenues during the nine months ended September 30, 1995 was largely attributable to new customers in the printing and graphic arts industries and to increased demand from existing customers of SureWay. The increase in logistics revenues was primarily attributable to additional business from existing customers of Bestway/Crown and DSI in the pharmaceutical, publishing and consumer products industries.

         Gross profit for the nine months ended September 30, 1995 increased $5.0 million, or 17.3%, to $33.9 million from $28.9 million for the nine months ended September 30, 1994 primarily as a result of increased revenues at SureWay, Click and National. These increases were partially offset by a decrease in revenues at Silver Star for the reasons described above. Gross profit margin increased to 30.4% for the nine months ended September 30, 1995 from 28.6% for the nine months ended September 30, 1994. The increase in gross profit margin resulted primarily from higher air delivery revenues at SureWay and increased efficiencies achieved by Click and National in their ground delivery operations.

         SG&A for the nine months ended September 30, 1995 increased $2.6 million, or 9.6%, to $29.8 million from $27.2 million for the nine months ended September 30, 1994. As a percentage of revenues, SG&A decreased to 26.7% for the nine months ended September 30, 1995 from 26.9% for the nine months ended September 30, 1994. The increase in the dollar amount of SG&A resulted primarily from increased costs relating to ongoing staff and facility expansion to generate and support the increased revenue volume as discussed above. The decrease in SG&A as a percentage of revenues was primarily attributable to spreading costs over increased revenues.

         For the reasons described above, operating income for the nine months ended September 30, 1995 increased $2.4 million, or 141.2%, to $4.1 million from $1.7 million for the nine months ended September 30, 1994. Operating margin increased to 3.7% for the nine months ended September 30, 1995 from 1.7% for the comparable period in 1994.

         Interest expense for the nine months ended September 30, 1995 increased $80,000, or 15.2%, to $608,000 from $528,000 for the nine months ended September 30, 1994 primarily as a result of increased borrowings.

         For the reasons discussed above, net income for the nine months ended September 30, 1995 increased $1.5 million, or 214.3%, to $2.2 million from $700,000 for the nine months ended September 30, 1994.

Pro Forma Year Ended December 31, 1995 Compared to Historical Combined Year
                    Ended December 31, 1994

         Revenues for 1995 increased $12.9 million, or 9.4%, to $150.4 million from $137.5 million for 1994 primarily as a result of internal growth by SureWay, Click, Bestway and Court, offset in part by a revenue decline at Securities Courier. For 1995, ground delivery revenues increased approximately $4.1 million (4.7%), air delivery revenues increased approximately $5.5 million (14.8%) and logistics revenues increased by approximately $3.3 million (25.2%) over 1994. Ground delivery revenues increased primarily due to additional business from existing customers of Click, Bestway and Court, offset in part by declines in revenues at Securities Courier and Silver Star for the reasons described above. Ground delivery revenues also increased as a result of the addition of new customers in the consumer products and pharmaceutical industries. The increase in air delivery revenues during 1995 was largely attributable to new customers in the printing and graphic arts industries and to increased demand from existing customers of SureWay. The increase in logistics revenues was primarily attributable to additional business from existing customers of Bestway/Crown and DSI in the pharmaceutical, publishing and consumer products industries and new logistics customers for SureWay.

         Gross profit for 1995 increased $3.3 million, or 7.7%, to $45.5 million from $42.2 million for 1994 primarily as a result of increased revenues at SureWay and Click. These increases were partially offset by a decrease in revenues at Silver Star for the reason described above.

         SG&A for 1995 increased $741,000, or 1.8%, to $41.1 million from $40.3 million for 1994. As a percentage of revenues, SG&A decreased to 27.3% for 1995 from 29.3% for 1994. The increase in the dollar amount of SG&A resulted primarily from increased costs relating to ongoing staff and facility expansion to generate and support the increased revenue volume as discussed above. The decrease in SG&A as a percentage of revenues was primarily attributable to spreading costs over increased revenues.

         For the reasons described above, operating income for 1995 increased $2.5 million, or 135.8%, to $4.4 million from $1.9 million for 1994. Operating margin increased to 2.9% for 1995 from 1.3% for 1994.

         Interest expense for 1995 decreased $28,000, or 3.1%, to $882,000 from $910,000 for 1994 primarily as a result of repayments of certain indebtedness in connection with the Combination.

         For the reasons discussed above, net income for 1995 increased $1.3 million, or 175.6%, to $2.0 million from $721,000 for 1994.

Historical Combined Year Ended December 31, 1994 Compared to Historical Combined
                     Year Ended December 31, 1993

         Revenues for 1994 increased $15.7 million, or 12.9%, to $137.5 million from $121.8 million for 1993 primarily as a result of internal growth by SureWay, Bestway/Crown and National. In 1994, ground delivery revenues increased by approximately $9.5 million (12.3%), air delivery revenues increased by approximately $4.9 million (15.3%) and logistics revenues increased by approximately $1.3 million (11.2%) over 1993 results. The increase in ground delivery revenues was primarily attributable to new customers in the pharmaceutical and consumer products industries in New Jersey, New York, Maine and Connecticut. The growth in air delivery revenues resulted primarily from the addition of new sales agency offices by SureWay and increased demand from existing customers of SureWay and National in the advertising and entertainment industries. The increase in logistics revenues was primarily attributable to the entry into the logistics business by Bestway/Crown.

         Gross profit for 1994 increased $4.9 million, or 13.1%, to $42.2 million from $37.3 million for 1993 primarily as a result of increased revenues at SureWay, Bestway/Crown and Securities Courier. These increases were partially offset by a decrease in revenues at DSI and at Olympic. Gross profit margin remained consistent from the previous period despite the impact in 1994 of the unexpected cancellation by a customer of DSI of a significant logistics project.

         SG&A for 1994 increased $4.3 million, or 11.9%, to $40.3 million from $36.0 million for 1993. As a percentage of revenues, SG&A decreased slightly due to the spreading of costs over increased revenues. The increase in the dollar amount of SG&A resulted primarily from increased costs relating to ongoing staff and facility expansion to generate and support the increased revenue volume as discussed above.

         For the reasons discussed above, operating income for 1994 increased $600,000, or 46.2%, to $1.9 million from $1.3 million for 1993. Operating margin increased to 1.3% from 1.1% for the comparable period.

         Other income for 1994 decreased $353,000, or 44.6%, to $438,000 from $791,000 for 1993. Other income during both 1994 and 1993 consists primarily of gains on sales of certain assets by National and Silver Star.

         Interest expense for 1994 increased $120,000, or 15.2%, to $910,000 from $790,000 in 1993 due to increased borrowings for working capital needs at an interest rate of 33.6% by Court. The Company repaid this debt with a portion of the net proceeds of the Offering.

         For the reasons discussed above, net income remained relatively unchanged from the previous period.

Liquidity and Capital Resources

         On November 27, 1995, the Company completed the Offering, which involved the public sale of 3,200,000 shares of Common Stock at a price of $13 per share. The net proceeds of the Offering were approximately $33.2 million. Of this amount, $29.6 million was used to pay the cash portion of the purchase price for the Founding Companies. The Company also used the net proceeds to repay approximately $2.3 million of debt during 1995.

         During 1995, net cash provided by operating activities was $1.9 million. Capital expenditures in 1995 totaled $2.1 million. These expenditures were used primarily to upgrade equipment and maintain and expand facilities in the ordinary course of business. In many cases, drivers provide their own delivery vehicles, which reduces the Companies capital expenditures and overhead costs. In addition to the uses described above, these expenditures will be incurred to improve and enhance existing systems and to conduct a comprehensive evaluation with respect to the establishment of an integrated information management system.

         The Company used $495,000 in investing activities during 1995, relating primarily to capital expenditures and the purchases of businesses. These uses were offset in part by the repayment of stockholder loans by certain of the former stockholders of the Founding Companies.

         During 1995, net cash provided by financing activities was $2.8 million, relating primarily to the Offering, the issuance of the Debentures and the net proceeds from short-term borrowings and long-term debt. These amounts were offset in part by repayments, distributions paid to the former stockholders of the Founding Companies in connection with the Combination and certain other distributions paid to stockholders.

         Total indebtedness of the Company was approximately $9.3 million as of December 31, 1995, consisting primarily of bank loans, capitalized leases, notes due to the stockholders of the Founding Companies, equipment loans, other working capital loans and $2.0 million in aggregate principal amounts of Debentures. Such indebtedness bears interest at rates ranging from 5.0% to 27.0% with weighted average interest rate of approximately 11.8%.

         Management believes that cash flow from operations, together with its current sources of liquidity and borrowing capacity, are sufficient to support the Company's operations and general business and capital liquidity opportunistic acquisition program. The Company currently intends to use Common Stock for all or a portion of the consideration to be paid in future acquisition. However, the recent decline in the market value of the Company's Common Stock has reduced the attractiveness of the Common Stock as an acquisition medium. As a result, the Company will be required to utilize more of its cash resources, if available, in order to effect its acquisition program. The Company currently does not have sufficient cash resources to fund its acquisition program. Accordingly, the Company's growth through acquisitions will be limited unless it is able to obtain additional capital through additional debt or equity financing. The company is currently discussing the terms of a proposed credit facility with an institutional lender. However, there can be no assurance that the Company will be able to obtain such financing if and when it is needed or that, if available, it will be available on terms the Company deems acceptable. As a result, the Company might be unable to implement successfully its acquisition strategy.

         The Financial Accounting Standards Board has issued a new standard, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", ("Opinion 25"). Entities electing to remain with accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company expects to continue to account for employee stock-based compensation under Opinion 25 and provide the required pro forma disclosures.

Inflation

         Inflation has not had a material impact on the Company's results of operations for the last three years.

SureWay Results of Operations

Three Months Ended December 31, 1995 Compared to pro forma Combined Three Months
                     Ended December 31, 1994

         The combined results for the three month period ended December 31, 1994 may not be comparable to the consolidated results for the three month period ended December 31, 1995 due to the effect of the merger and offering described elsewhere.

         Revenues increased $2.1 million for the three months ended December 31, 1995 to $11.6 million from $9.5 million for the three months ended December 31, 1994 primarily as a result of increased demand from existing customers and an increased demand from new customers in SureWay Logistics Division.

         Operating income increased by $655,000 from an operating loss of $77,000 for the three months ended December 31, 1994 to an operating profit of $579,000 for the three months ended December 31, 1995.

         For the reasons discussed above, net income increased from a loss of $54,000 for the three months ended December 31, 1994 by $214,000 to $160,000 for the three months ended December 31, 1995.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30,
                          1994 (Unaudited)

         Revenues for the nine months ended September 30, 1995 increased $4.4 million, or 16.2%, to $31.6 million from $27.2 million for the nine months ended September 30, 1994 primarily as a result of internal growth from new customers in the printing and graphic arts industries as well as increased demand from existing customers.

         Gross profit for the nine months ended September 30, 1995 increased $1.9 million, or 17.4%, to $12.8 million from $10.9 million for the nine months ended September 30, 1994 primarily as a result of increased revenues as described above. Gross profit margin remained relatively unchanged for the nine months ended September 30, 1995.

         SG&A for the nine months ended September 30, 1995 increased $900,000, or 8.9%, to $11.0 million from $10.1 million for the nine months ended September 30, 1994. As a percentage of revenues, SG&A decreased to 34.9% for the nine months ended September 30, 1995 from 37.3% for the nine months ended September 30, 1994. The increase in the dollar amount of SG&A resulted primarily from increased costs relating to ongoing staff and facility expansion to generate and support the increased revenue volume as discussed above. The decrease in SG&A as a percentage of revenues was primarily attributable to spreading costs over increased revenues.

         For the reasons described above, operating income for the nine months ended September 30, 1995 increased $1,005,000, or 126.4%, to $1.8 million from $795,000 for the nine months ended September 30, 1994. Operating margin increased to 5.6% for the nine months ended September 30, 1995 from 2.9% for the comparable period of 1994.

         Interest expense for the nine months ended September 30, 1995 increased $19,000, or 27.5%, to $88,000 from $69,000 for the nine months ended September 30, 1994 primarily as a result of increased borrowings.

         For the reasons discussed above, net income for the nine months ended September 30, 1995 increased $647,000, or 142.8%, to $1.1 million from $453,000 for the nine months ended September 30, 1994.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

         Revenues for 1994 increased $4.7 million, or 14.7%, to $36.7 million from $32.0 million for 1993 primarily as a result of the addition of new sales agency offices and increased demand from existing customers in the advertising and entertainment industries.

         Gross profit for 1994 increased $2.1 million, or 15.9%, to $15.3 million from $13.2 million for 1993 primarily as a result of increased revenues as described above. Gross profit margin increased to 41.6% for 1994 from 41.3% for 1993. The increase in gross profit margin resulted primarily from increased efficiencies.

         SG&A for 1994 increased $1.7 million, or 13.2%, to $14.6 million from $12.9 million for 1993. As a percentage of revenues, SG&A decreased to 39.6% for 1994 from 40.2% for 1993. The increase in the dollar amount of SG&A resulted primarily from increased costs relating to ongoing staff and facility expansion to generate and support the increased revenue volume as discussed above. The decrease in SG&A as a percentage of revenues was primarily attributable to spreading costs over increased revenues.

         For the reasons described above, operating income for 1994 increased $385,000, or 115.6%, to $718,000 from $333,000 for 1993. Operating margin increased to 2.0% for 1994 from 1.1% for 1993.

         Interest expense for 1994 decreased $3,000, or 3.1%, to $97,000 from $100,000 for 1993 primarily as a result of decreased borrowings.

         For the reasons discussed above, net income for 1994 increased $213,000, or 114.5%, to $399,000 from $186,000 for 1993.

Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

         Revenues for 1993 increased $2.4 million, or 8.1%, to $32.0 million from $29.6 million for 1992 primarily as a result of the addition of new sales agency offices and from new customers in the entertainment, advertising and financial industries .

         Gross profit for 1993 increased $1.4 million, or 11.9%, to $13.2 million from $11.8 million for 1992 primarily as a result of increased revenues as described above. Gross profit margin increased to 41.3% for 1993 from 39.8% for 1992. The increase in gross profit margin resulted primarily from increased efficiencies.

         SG&A for 1993 increased $1.4 million, or 12.2%, to $12.9 million from $11.5 million for 1992. As a percentage of revenues, SG&A increased to 40.2% for 1993 from 38.7% for 1992. The increase in the dollar amount of SG&A resulted primarily from increased costs relating to ongoing staff and facility expansion to generate and support the increased revenue volume as discussed above.

         For the reasons described above, operating income for 1993 decreased $18,000, or 5.1%, to $333,000 from $351,000 for 1992. Operating margin remained relatively unchanged for 1993.

         Interest expense for 1993 decreased $35,000, or 25.9%, to $100,000 from $135,000 for 1992 primarily as a result of decreased borrowings.

         For the reasons discussed above, net income for 1993 increased $10,000, or 5.7%, to $186,000 from $176,000 for 1992.

Securities Courier Results of Operations

Three Months Ended December 31, 1995 Compared to pro forma Combined Three Months
                     Ended December 31, 1994

         The combined results for the three month period ended December 31, 1994 may not be comparable to the consolidated results for the three month period ended December 31, 1995 due to the effect of the merger and offering described elsewhere.

         Revenues for the three months ended December 31, 1995 decreased by $464,000 from $4.6 million for the three months ended December 31, 1994 to $4.1 million primarily as the result of a contract lost in the fourth quarter of 1995.

         Operating income fell by $268,000 from $154,000 for the three months ended December 31, 1994 to a loss of $114,000 for the three months ended December 31, 1995 primarily attributable to the decline in revenues discussed above.

         Net income decreased $137,000 from $52,000 for the three months ended December 31, 1994 to a net loss of $84,000 for the three months ended December 31, 1995 primarily due to the reduction in Revenues discussed above.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30,
                          1994 (Unaudited)

         Revenues for the nine months ended September 30, 1995 decreased $1.3 million, or 9.2%, to $12.8 million from $14.1 million for the nine months ended September 30, 1994 primarily as a result of a contract lost in the fourth quarter of 1994.

         Gross profit for the nine months ended September 30, 1995 increased $100,000, or 6.3%, to $1.7 million from $1.6 million for the nine months ended
September 30, 1994 primarily as a result of operating efficiencies and lower insurance costs. Gross profit margin increased to 13.4% for the nine months ended September 30, 1995 from 11.0% for the nine months ended September 30, 1994. The increase in gross profit margin resulted primarily from the operating efficiencies and lower insurance costs referred to above.

         SG&A for the nine months ended September 30, 1995 remained relatively unchanged for the nine months ended September 30, 1994. As a percentage of revenues, SG&A increased to 11.1% for the nine months ended September 30, 1995 from 9.7% for the nine months ended September 30, 1994 primarily as a result of the decreased revenues described above.

         For the reasons described above, operating income for the nine months ended September 30, 1995 increased $108,000, or 57.1%, to $297,000 from $189,000 for the nine months ended September 30, 1994. Operating margin increased to 2.3% for the nine months ended September 30, 1995 from 1.3% for the comparable period of 1994.

         Interest expense for the nine months ended September 30, 1995 decreased $49,000, or 26.1%, to $139,000 from $188,000 for the nine months ended September 30, 1994 primarily as a result of decreased borrowings.

         For the reasons discussed above, net income for the nine months ended September 30, 1995 increased $95,000, or 172.7%, to $150,000 from $55,000 for the nine months ended September 30, 1994.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

         Revenues for 1994 increased $900,000, or 5.1%, to $18.7 million from $17.8 million for 1993 primarily as a result of internal growth.

         Gross profit for 1994 increased $700,000, or 46.7%, to $2.2 million from $1.5 million for 1993 primarily as a result of increased revenues as described above and operating efficiencies. Gross profit margin increased to 11.8% for 1994 from 8.4% for 1993. The increase in gross profit margin resulted primarily from a reduction in vehicle operating and rental expenses.

         SG&A for 1994 increased $100,000, or 5.6%, to $1.9 million from $1.8 million for 1993. As a percentage of revenues, SG&A decreased to 9.9% for 1994 from 10.1% for 1993. The increase in the dollar amount of SG&A resulted primarily from increased costs relating to ongoing staff and facility expansion to generate and support the increased revenue volume as discussed above. The decrease in SG&A as a percentage of revenues was primarily attributable to spreading costs over increased revenues.

         For the reasons described above, operating income for 1994 increased $653,000, or 210.6%, to $343,000 from an operating loss of $310,000 for 1993.
Operating margin increased to 1.9% for 1994 from a negative 1.7% for 1993.

         Interest expense for 1994 decreased $28,000, or 10.4%, to $240,000 from $268,000 for 1993 primarily as a result of decreased borrowings and the effects of interest rate reductions on certain municipal indebtedness.

         For the reasons discussed above, net income for 1994 increased $454,000, or 131.2%, to $108,000 from a net loss of $346,000 for 1993.

Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

         Revenues for 1993 increased $200,000, or 1.1%, to $17.8 million from $17.6 million for 1992 primarily as a result of internal growth.

         Gross profit for 1993 decreased $400,000, or 21.1%, to $1.5 million from $1.9 million for 1992 primarily as a result of increased insurance expenses. Gross profit margin decreased to 8.4% for 1993 from 10.6% for 1992. The decrease in gross profit margin resulted primarily from the increased costs described above.

         SG&A for 1993 remained relatively unchanged from 1992.

         For the reasons described above, operating income for 1993 decreased $381,000, or 536.6%, to an operating loss of $310,000 from operating income of $71,000 for 1992. Operating margin also decreased to a negative 1.7% for 1993 from 0.4% for 1992.

         Interest expense for 1993 decreased $27,000, or 9.2%, to $268,000 from $295,000 for 1992 primarily as a result of the effects of interest rate reductions on certain municipal indebtedness.

         For the reasons discussed above, net loss for 1993 was $346,000 compared to a net loss of $215,000 for 1992.

National Results of Operations


Three Months Ended December 31, 1995 Compared to pro forma Combined Three Months
                          Ended December 31, 1994

         The combined results for the three month period ended December 31, 1994 may not be comparable to the consolidated results for the three month period ended December 31, 1995 due to the effect of the merger and offering described elsewhere.

        Revenues remained consistent at $4.3 million for the three months ended December 31, 1995 and 1994.

        Operating income increased by $87,000 from an operating loss of $24,000 for the three months ended December 31, 1994 to an operating income of $63,000 for the three months ended December 31, 1995 as a result of increased efficiencies in operations.

        Net income increased by $77,000 from a net loss of $13,000 for the three months ended December 31, 1994 to a net income of $64,000 for the three months ended December 31, 1995.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30,
                               1994 (Unaudited)

         Revenues for the nine months ended September 30, 1995 increased $1.3 million, or 12.1%, to $12.0 million from $10.7 million for the nine months ended September 30, 1994 primarily as a result of internal growth.

         Gross profit for the nine months ended September 30, 1995 increased $700,000, or 17.9%, to $4.6 million from $3.9 million for the nine months ended September 30, 1994 primarily as a result of increased revenues as described above. Gross profit margin increased to 38.6% for the nine months ended September 30, 1995 from 36.3% for the nine months ended September 30, 1994. The increase in gross profit margin resulted primarily from increased efficiencies.

         SG&A for the nine months ended September 30, 1995 increased $600,000, or 15.4%, to $4.5 million from $3.9 million for the nine months ended September 30, 1994. As a percentage of revenues, SG&A increased to 37.5% for the nine months ended September 30, 1995 from 36.3% for the nine months ended September 30, 1994. The increase in the dollar amount of SG&A resulted primarily from increased costs relating to ongoing staff and facility expansion to generate and support the increased revenue volume as discussed above.

         For the reasons described above, operating income for the nine months ended September 30, 1995 increased $146,000 to $141,000 from an operating loss of $5,000 for the nine months ended September 30, 1994. Operating margin increased to 1.1% for the nine months ended September 30, 1995.

         Interest expense for the nine months ended September 30, 1995 increased $24,000, or 55.8%, to $67,000 from $43,000 for the nine ended September 30, 1994 primarily as a result of increased borrowings.

         For the reasons discussed above, net income for the nine months ended September 30, 1995 increased $1,000, or 50.0%, to $2,000 from $1,000 for the nine months ended September 30, 1994.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

         Revenues for 1994 increased $2.5 million, or 20.0%, to $15.0 million from $12.5 million for 1993 primarily as a result of increased demand from existing customers in the computer and medical services industries.

         Gross profit for 1994 increased $700,000, or 14.0%, to $5.7 million from $5.0 million for 1993 primarily as a result of increased revenues as described above. Gross profit margin decreased to 37.8% for 1994 from 40.2% for 1993. The decrease in gross profit margin resulted primarily from a changing customer mix resulting in a higher amount of lower margin business.

         SG&A for 1994 increased $300,000, or 6.1%, to $5.2 million from $4.9 million for 1993. As a percentage of revenues, SG&A decreased to 34.9% for 1994 from 39.6% for 1993. The increase in the dollar amount of SG&A resulted primarily from increased costs relating to ongoing staff and facility expansion to generate and support the increased revenue volume as discussed above. The decrease in SG&A as a percentage of revenues was primarily attributable to spreading costs over increased revenues.

         For the reasons described above, operating income for 1994 increased $351,000, or 474.3%, to $425,000 from $74,000 for 1993. Operating margin increased to 2.9% for 1994 from 0.6% for 1993.

         Other income for 1994 decreased $375,000, or 183.8%, to an expense of $171,000 from income of $204,000 in 1993. Other income in 1993 resulted primarily from the sale of certain assets.

         Interest expense remained relatively unchanged for 1994.

         For the reasons discussed above, net income for 1994 decreased $7,000, or 5.1%, to $130,000 from $137,000 for 1993.

Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

         Revenues for 1993 increased $700,000, or 5.9%, to $12.5 million from $11.8 million for 1992 primarily as a result of increased demand from existing customers in the computer and medical services industries.

         Gross profit for 1993 increased $200,000, or 4.2%, to $5.0 million from $4.8 million for 1992 primarily as a result of increased revenues as described above. Gross profit margin decreased to 40.2% for 1993 from 40.9% for 1992. The decrease in gross profit margin resulted primarily from a changing customer mix resulting in a higher amount of lower margin business.

         SG&A for 1993 decreased $200,000, or 3.9%, to $4.9 million from $5.1 million for 1992. As a percentage of revenues, SG&A decreased to 39.6% for 1993 from 43.3% for 1992. The decrease in the dollar amount of SG&A resulted primarily from the sale of certain assets in 1993, offset in part by increased costs relating to ongoing staff and facility expansion to generate and support the increased revenue volume as discussed above. The decrease in SG&A as a percentage of revenues was primarily attributable to such sale and the spreading of costs over increased revenues.

         For the reasons described above, operating income for 1993 increased $365,000, or 125.4%, to $74,000 from an operating loss of $291,000 for 1992.
Operating margin increased to 0.6% for 1993 from a loss of 2.4% for 1992.

         Other income for 1993 decreased $253,000, or 55.4%, to $204,000 from $457,000 in 1992. Other income in 1993 and 1992 resulted primarily from the sale of certain assets.

         Interest expense for 1993 decreased $23,000, or 32.9%, to $47,000 from $70,000 for 1992 primarily as a result of decreased borrowings.

         For the reasons discussed above, net income for 1993 increased $82,000, or 149.1%, to $137,000 from $55,000 for 1992.

                                                        F-8
Item 8.  Financial Statements and Supplementary Data




                                           INDEX TO FINANCIAL STATEMENTS


Page

Consolidated Delivery & Logistics, Inc.
    Report of Independent Public Accountants.................................F-3
    Balance Sheet............................................................F-4
    Statement of Operations..................................................F-5
    Statement of Stockholders' Equity........................................F-6
    Statement of Cash Flows..................................................F-7
    Notes to Financial Statements............................................F-8

Combined Founding Companies
    Report of Independent Public Accountants................................F-17
    Combined Balance Sheets.................................................F-18
    Combined Statements of Income...........................................F-19
    Combined Statements of Stockholders' Equity.............................F-20
    Combined Statements of Cash Flows.......................................F-21
    Notes to Combined Financial Statements..................................F-23

SureWay Air Traffic Corporation
    Report of Independent Public Accountants................................F-36
    Consolidated Balance Sheets.............................................F-37
    Consolidated Statements of Income.......................................F-38
    Consolidated Statements of Stockholders' Equity.........................F-39
    Consolidated Statements of Cash Flows...................................F-40
    Notes to Consolidated Financial Statements..............................F-41

Securities Courier Corporation
    Report of Independent Public Accountants................................F-48
    Balance Sheets..........................................................F-49
    Statements of Operations................................................F-50
    Statements of Stockholders' Deficit.....................................F-51
    Statements of Cash Flows................................................F-52
    Notes to Financial Statements...........................................F-53

National Courier, Inc. and National Express, Inc.
    Report of Independent Public Accountants................................F-59
    Combined Balance Sheets.................................................F-60
    Combined Statements of Operations ......................................F-61
    Combined Statements of Stockholders' Equity.............................F-62
    Combined Statements of Cash Flows.......................................F-63
    Notes to Combined Financial Statements..................................F-64

Silver Star Express, Inc. and Related Companies
    Report of Independent Public Accountants................................F-70
    Combined Balance Sheets.................................................F-71
    Combined Statements of Income...........................................F-72
    Combined Statements of Stockholders' Equity.............................F-73
    Combined Statements of Cash Flows.......................................F-74
    Notes to Combined Financial Statements .................................F-75

Page
Click Messenger Service, Inc. and Related Companies
    Report of Independent Public Accountants................................F-82
    Combined Balance Sheets.................................................F-83
    Combined Statements of Operations.......................................F-84
    Combined Statements of Stockholders' Equity (Deficit)t..................F-85
    Combined Statements of Cash Flows.......................................F-86
    Notes to Combined Financial Statements..................................F-87

Crown Courier Systems, Inc. and Bestway Distribution Services, Inc.
    Report of Independent Public Accountants................................F-93
    Combined Balance Sheets.................................................F-94
    Combined Statements of Operations.......................................F-95
    Combined Statements of Stockholders' Equity.............................F-96
    Combined Statements of Cash Flows.......................................F-97
    Notes to Combined Financial Statements..................................F-98

Court Courier Systems, Inc.
    Report of Independent Public Accountants...............................F-104
    Consolidated Balance Sheets............................................F-105
    Consolidated Statements of Operations..................................F-106
    Consolidated Statements of Stockholders' Deficit.......................F-107
    Consolidated Statements of Cash Flows..................................F-108
    Notes to Consolidated Financial Statements ............................F-109

Orbit/Lightspeed Courier Systems, Inc. and Related Companies
    Report of Independent Public Accountants...............................F-116
    Combined Balance Sheets................................................F-117
    Combined Statements of Operations .....................................F-118
    Combined Statements of Stockholders' Equity............................F-119
    Combined Statements of Cash Flows......................................F-120
    Notes to Combined Financial Statements.................................F-121

Distribution Solutions International, Inc.
    Report of Independent Public Accountants...............................F-127
    Balance Sheets.........................................................F-128
    Statements of Operations...............................................F-129
    Statements of Stockholder's Equity (Deficit)...........................F-130
    Statements of Cash Flows...............................................F-131
    Notes to Financial Statements..........................................F-132

Olympic Courier Systems, Inc. and Related Company
    Report of Independent Public Accountants...............................F-139
    Combined Balance Sheets................................................F-140
    Combined Statements of Income..........................................F-141
    Combined Statements of Stockholders' Equity............................F-142
    Combined Statements of Cash Flows......................................F-143
    Notes to Combined Financial Statements.................................F-144

American Courier Express, Inc.
    Report of Independent Public Accountants...............................F-149
    Balance Sheets.........................................................F-150
    Statements of Operations...............................................F-151
    Statements of Stockholders' Equity.....................................F-152
    Statements of  Cash Flows..............................................F-153
    Notes to Financial Statements..........................................F-154







                                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

           CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)


                                   ASSETS
                                                        December 31,
                                          --------------------------------------
                                                       1994                1995
                                          ------------------  ------------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 3)                    $2               $6,589
  Accounts receivable, less allowance for
   doubtful accounts of $1,285 in 1995
   (Note 9)                                              0               18,555
  Deferred income taxes (Note 11)                        0                  660
  Prepaid expenses and other current
    assets (Note 5)                                      0                1,652
                                          ------------------  ------------------

     Total current assets                                2               27,456

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net
 (Notes 3 and 6)                                         0                3,925
OTHER ASSETS (Notes 3 and 7)                             0                1,459
                                          ------------------  ------------------


     Total assets                                       $2              $32,840
                                          ==================  ==================



                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 9)                        $0               $2,803
  Current portion of long-term debt
   (Note 9)                                              0                3,477
  Accounts payable                                       0                5,986
  Accrued expenses and other current
   liabilities (Note 8)                                  0                5,637
  Income taxes payable (Note 11)                         0                  957
  Deferred revenue (Note 3)                              0                1,054
                                         ------------------  -------------------

     Total current liabilities                           0               19,914
                                         ------------------  -------------------

LONG-TERM DEBT (Note 9)                                  0                3,027
                                         ------------------  -------------------

DEFERRED INCOME TAXES PAYABLE (Notes 3 and 11)           0                1,543
                                         ------------------  -------------------

OTHER LONG-TERM LIABILITIES                              0                   45
                                         ------------------  -------------------


COMMITMENTS AND CONTINGENCIES  (Notes 12
 and 14) STOCKHOLDERS'  EQUITY (Notes 13
 and 14):
  Preferred stock, $.001 par value;
   2,000,000 shares authorized; no shares
   issued and outstanding                                0                    0
  Common stock, $.001 par value;
   20,000,000 and 30,000,000 shares
   authorized, respectively; 2,100,000
   and 6,629,569 shares issued and outstanding,
   respectively                                          2                    7
  Additional paid-in capital                             0                8,499
  Accumulated deficit                                    0                 (195)
                                         ------------------  -------------------


      Total stockholders' equity                         2                8,311
                                         ------------------  -------------------


      Total liabilities and stockholders' equity        $2              $32,840
                                         ==================  ===================

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands except share data)

                                            For The Period
                                            From Inception
                                           (June 30, 1994)      For The Year
                                                Through         Ended December
                                              December 31,            31,
                                                 1994                1995
                                           ----------------  -------------------

      REVENUES (Note 3)                                  $0             $39,036
      COST OF REVENUES                                    0              27,439
                                           ----------------  -------------------

         Gross profit                                     0              11,597

      SELLING, GENERAL AND ADMINISTRATIVE
           EXPENSES                                       0              11,301
                                           ----------------  -------------------

         Operating income                                 0                 296

      OTHER INCOME (EXPENSE):
        Other income, net                                 0                 348
        Interest income                                   0                  17
        Interest expense                                  0                (274)
                                           ----------------  -------------------
                                                          0                  91
                                           ----------------  -------------------

      INCOME BEFORE INCOME TAXES...........               0                 387

      PROVISION FOR INCOME TAXES (Notes 3
        and 11)                                           0                 582
                                           ----------------  -------------------

         Net income (loss)                               $0               ($195)
                                           ================  ===================

      NET LOSS PER SHARE (Note 3)                                         ($.10)
                                                             ===================

      WEIGHTED AVERAGE SHARES OUTSTANDING (Note 3)                     2,059,894
                                                             ===================


       The accompanying notes to consolidated financial statements are an integral part of these statements.

           CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Note 13)
  FOR THE PERIOD FROM INCEPTION (JUNE 30, 1994) THROUGH DECEMBER 31, 1994 AND
                     FOR THE YEAR ENDED DECEMBER 31, 1995
                       (in thousands except share data)



                                                      Additional        Total
                                         Common Stock  Paid-In     Stockholders'
                                       ----------------      Accumulated
                                        Shares  Amount Capital Deficit  Equity
                                       ---------  ---  -------  -----  -------

   Issuance of Common Stock            2,100,000  $ 2    $   0  $   0    $   2
                                       ---------  ---  -------  -----  -------
   BALANCE AT
      DECEMBER 31, 1994                2,100,000    2        0      0        2
   Repurchase of shares pursuant
      to a termination agreement      (1,400,000)  (1)       0      0       (1)
   Reduction in ownership of
      shares pursuant to a
      management agreement              (305,577)   0        0      0        0
   Issuance of common stock:
     Public offering, net of offering
      costs                            3,200,000    3   33,148      0   33,151
     Acquisition of Founding
      Companies                        2,935,700    3       (3)     0        0
     Distributions to Founding
      Companies' Stockholders                  0    0  (29,604)     0  (29,604)
     Shares issued in connection
      with termination agreement          99,446    0        0      0        0
   Equity of Founding Companies                0    0    5,972      0    5,972
   Distributions to Stockholders               0    0     (949)     0     (949)
   Charge to capital in an amount
      equal to the current income
      tax benefit of S Corporations            0    0      (65)     0      (65)
   Net loss                                    0    0        0   (195)    (195)
                                       ---------  ---  -------  -----  -------
   BALANCE AT
      DECEMBER 31, 1995                6,629,569   $7   $8,499  ($195)  $8,311
                                       =========  ===  =======  =====  =======

       The accompanying notes to consolidated financial statements are an integral part of these statements.

           CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                            For The
                                                          Period From
                                                           Inception    For The
                                                         (June 30, 1994)  Year
                                                              Through    Ended
                                                           December 31, December
CASH FLOWS FROM OPERATING ACTIVITIES: ......................   1994    31, 1995
                                                             --------   --------
  Net income (loss) .........................................$     0   ($   195)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities -
  Adjustment to conform fiscal year-ends of certain Founding
      Companies ............................................       0          0
  Loss on disposal of equipment and leasehold improvements .       0         63
  Depreciation and amortization ............................       0        452
  Capital contribution equal to current income taxes of
      S Corporations .......................................       0        (65)
  Deferred income tax expense ..............................       0         77
  Changes in operating assets and liabilities
    (Increase) decrease in -
      Accounts receivable, net .............................       0       (108)
      Prepaid expenses and other current assets ............       0      2,469
      Other assets .........................................       0        140
    Increase (decrease) in -
      Accounts payable, accrued liabilities and income taxes
           payable .........................................       0       (537)
      Deferred revenue .....................................       0       (260)
      Other long-term liabilities ..........................       0        (33)
                                                             --------   --------

              Net cash provided by operating activities ....       0      2,003
                                                             --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements ........       0       (730)
  Purchases of businesses ..................................       0       (651)
  Decrease in loans from stockholders ......................       0          0
  Other, net ...............................................       0        (26)
                                                             --------   --------
              Net cash used in investing activities ........       0     (1,407)
                                                             --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net ...............................       0        550
  Proceeds from 8% Subordinated Convertible Debentures .....       0      2,000
  Proceeds from long-term debt .............................       0      1,083
  Repayments of long-term debt .............................       0     (1,411)
  Issuance of Common Stock, net of offering costs ..........       2     33,151
  Cash acquired through acquisition of Founding Companies ..       0      1,172
  Distributions to stockholders ............................       0       (949)
  Distributions to Founding Companies' Stockholders ........       0    (29,604)
  Repurchase of Common Stock ...............................       0         (1)
                                                             --------   --------
              Net cash provided by financing activities .          2      5,991
                                                             --------   --------
              Net increase in cash and cash equivalents ..         2      6,587
CASH AND CASH EQUIVALENTS, beginning of year .............         0          2
                                                             ========   ========
CASH AND CASH EQUIVALENTS, end of year ..................   $      2   $  6,589
                                                             ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ................................   $      0   $    177
  Cash paid for income taxes ............................          0        383
                                                             ========   ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Capital lease obligations incurred ....................   $      0   $    238
                                                             ========   ========
      The accompanying notes to consolidated financial statements are an integral part of these statements.

           CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands except share data)

(1)      ORGANIZATION AND BUSINESS:

Consolidated Delivery & Logistics, Inc. ("CD&L") was founded in June 1994. The Company provides an extensive network of same-day ground and air delivery and logistics services to a wide range of commercial, industrial and retail customers. The Company's ground delivery operations currently are concentrated on the East Coast, with a strategic presence in the Midwest and on the West Coast. The Company's logistics services are provided on a national basis and its air delivery services are provided throughout the United States and to major cities around the world.

In November 1995, CD&L acquired eleven businesses (the "Combination") simultaneously with the closing of an initial public offering (the "Offering"). Consideration for the acquisition of these businesses consisted of a combination of cash and common stock of CD&L, par value $0.001 per share (the "Common Stock"). These eleven businesses are referred to herein as the ("Founding Companies"). CD&L and its subsidiaries are collectively referred to herein as the "Company."

(2)      BASIS OF PRESENTATION:

The accompanying consolidated financial statements include results of the Founding Companies subsequent to September 30, 1995. October 1, 1995 has been used as the effective date of the acquisition of the Founding Companies for accounting purposes. The assets and liabilities of the Founding Companies at September 30, 1995, were recorded by CD&L at their historical amounts. See the combined financial statements of the Founding Companies included elsewhere herein.

The following footnotes do not present comparative balance sheet information as consolidated balance sheet items for CD&L were not significant at December 31, 1994.

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation -

The  consolidated  financial  statements  include  the  accounts of CD&L and its
wholly-owned   subsidiaries.   All   significant   intercompany   balances   and
transactions have been eliminated.

Use of Estimates in Preparation of the Financial Statements -

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents -

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Equipment and Leasehold Improvements -

Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets subject to capital leases are amortized over the shorter of the terms of the leases or lives of the assets.

Deferred Financing Costs -

Debt  issuance   costs  are  included  in  other  assets  in  the   accompanying
consolidated balance sheets and are expensed over the life of the related debt.

Revenue Recognition -

Revenue is recognized when the shipment is completed, or for the logistics business, when services are rendered to customers and expenses are recognized as incurred. Certain customers pay in advance, giving rise to deferred revenue.

Income Taxes -

Certain of the Founding Companies were S Corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisition date are the responsibility of the respective stockholders. For purposes of the consolidated financial statements, Federal and state income taxes have been provided as if these companies had filed C Corporations tax returns for the pre-acquisition periods. The current income tax expense of the S Corporations is reflected in the consolidated financial statements as an adjustment to additional paid-in capital. The Company has implemented Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." This statement provides for a liability approach to accounting for income taxes. Deferred income taxes are provided for differences in the recognition of revenue and expense for tax and financial reporting purposes. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes, various accruals and reserves being deductible for tax purposes in future periods and certain acquired businesses reporting on the cash basis for income tax purposes prior to their acquisition by the Company.

Long-Lived Assets -

During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

Stock Based Compensation -

The Financial Accounting Standards Board has issued a new standard, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("Opinion 25"). Entities electing to remain with accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company expects to continue to account for employee stock-based compensation under Opinion 25 and provide the required pro forma disclosures.

Net Income (Loss) Per Share -

The computation of net loss per share for the year ended December 31, 1995 is based upon 2,059,894 weighted average shares outstanding which includes (i) the weighted average portion of 2,100,000 shares issued in 1994 for the formation of CD&L, (ii) the weighted average portion of 1,705,577 shares redeemed and canceled and 99,446 shares subsequently reissued related to a termination agreement (see Note 13) and (iii) the weighted average portion of 6,135,700 shares issued in connection with the Offering. The conversion of the debentures (see Note 9) and stock options (see Note 14) is not included in the computation as the effect would be antidilutive.

(4)      BUSINESS COMBINATIONS:

In November 1995, the Company purchased through one of its subsidiaries certain assets from National Metro Courier ("National Metro"). The assets acquired include customer lists, machinery and equipment and various other assets. The purchase price of $150 is payable as follows: $50 upon signing of the agreement and $50 on each of the first two anniversary dates of signing the agreement.

In November 1995, the Company purchased through one of its subsidiaries certain assets from Medexpress Systems, Inc. ("Medexpress"). The assets acquired include accounts receivable, customer lists, machinery and equipment and various other assets. The purchase price will be calculated as 10% of Medexpress' total 1995 and 1996 revenues and 5% of 1997 revenues, not to exceed $750. For the year ended December 31, 1995, Medexpress' revenues totaled approximately $1,500. Medexpress was 50% owned by stockholders of CD&L.

The acquisitions have been treated as purchases and the results of National Metro and Medexpress have been reflected in the accompanying consolidated statements of operations since their respective acquisition dates. The results of operations of National Metro and Medexpress prior to their acquisitions are not material to CD&L's consolidated statements of operations.

(5)      PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following as of December 31, 1995 -

Prepaid insurance .....................   $  768
Prepaid office supplies ...............      387
Employee advances and other receivables      130
Other .................................      367
                                          ------


                                          $1,652
                                          ======

(6)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consists of the following as of December 31, 1995 -

                                                  Useful Lives
Transportation and warehouse equipment .........   3-5 years      $  3,823
Office equipment ...............................   5-8 years         4,943
Other equipment ................................   5-8 years           907
Leasehold improvements .........................   Lease period      1,103
                                                                  --------
                                                                    10,776
Less - accumulated depreciation and amortization                    (6,851)
                                                                  --------

                                                                  $  3,925
                                                                  ========

Leased equipment under capital leases (included above) consists of the following as of December 31, 1995 -

Equipment .....................   $ 1,103
Less - accumulated amortization      (459)
                                  -------


                                  $   644
                                  =======

(7)      OTHER ASSETS:

Other assets consist of the following as of December 31, 1995 -

Intangibles, amortized on a straight-line basis over 5 years   $  514
Security deposits ..........................................      489
Other ......................................................      456
                                                               ------

                                                               $1,459
                                                               ======

(8)      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following as of December 31, 1995 -

Payroll and related expenses .........   $2,345
Workers compensation and medical .....    1,125
Rent and professional fees ...........    1,139
Amounts due to independent contractors      367
Other ................................      661
                                         ------

                                         $5,637
                                         ======




(9)      SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings -

At December 31, 1995, the Company had available lines of credit totaling $3,050. The Company's outstanding borrowings on such lines of credit are payable to various banks and total $2,803 at December 31, 1995. The lines of credit bear interest at rates ranging from prime plus 0.75% (9.25% at December 31, 1995) to prime plus 1.5% (10% at December 31, 1995). These lines of credit are collateralized by certain Founding Companies accounts receivable and guaranteed by certain stockholders. Borrowings under the lines of credit averaged approximately $2,445 with an average interest rate of 9.75% for the year ended December 31, 1995. Maximum borrowings were approximately $2,853 for the year ended December 31, 1995.

Long-Term Debt -

Long-term debt consists of the following as of December 31, 1995 -


Term  loans  payable  to  various  banks due  through  September
1998.  Interest ranging from 5% to 12.5%, interest and principal payable monthly and secured by various assets of the Founding
Companies (a) .......................................................   $1,593
8% Subordinated Convertible Debentures (b) ..........................    2,000
Notes payable to various stockholders of the Founding Companies due on various dates through April 1998. Interest ranging from
6% to prime plus .5% (9% at December 31, 1995) with interest and principal payable in varying amounts ranging from due on demand
to April 1998 .......................................................      905
Notes payable due on various dates through April 1998. Interest ranging from 7.25% to 10% with interest and principal payable
monthly, secured by various assets of the Founding Companies ........    1,139
Various equipment and vehicle notes payable to banks and finance companies due through January 2000 with interest ranging from 8.9%
to 15% and secured by various assets of certain Founding Companies ..      321
Capital lease obligations due through January 2000 with interest
at rates ranging from 8% to 27% and secured by the related property .      428
Small business administration loan with monthly principal and interest payments and a final payment due in December 1998.  Interest is payable at prime plus 1% (9.5% at December 31, 1995) and secured by all of the assets of a subsidiary of the Company and a personal
guarantee of a former shareholder of the subsidiary .................       74
Other ...............................................................       44
                                                                         ------

                                                                         6,504
Less - Current maturities ...........................................    3,477
                                                                         ------

                                                                        $3,027
                                                                         ======

a) One of the term loan agreements contains certain financial covenants which, among other things, requires a subsidiary of the Company to maintain minimum net worth, working capital, total liabilities to net worth and debt service coverage ratios, as defined. The subsidiary is further prohibited from paying dividends, spending in excess of $125 on equipment purchases, entering into certain capital lease agreements or merging. The subsidiary is not in compliance with those loan covenants, as a result of the merger with CD&L. Therefore, amounts due under the line of credit are classified as short-term in the accompanying consolidated financial statements.

b) In September 1995, the Company issued $2 million in the aggregate principal amount of its 8% Subordinated Convertible Debentures due 2000 (the "Debentures"). The Debentures mature on August 21, 2000. Interest on the Debentures accrues at the rate of 8% per annum from the date of issuance and is payable quarterly on each February 21, May 21, August 21 and November 21, commencing February 21, 1996. The Debentures are redeemable at the option of the Company, in whole or in part, without premium or penalty at any time on or after August 18, 1998, at their face amount plus accrued and unpaid interest, if any, to the date of redemption. The Debentures are redeemable at the option of the holder, in whole but not in part, without premium or penalty, at any time after August 21, 1998. The Debentures are convertible into 180,995 shares of Common Stock at the option of the holder commencing and ending on August 20, 2000 at a conversion price equal to 85% of the initial public offering price ($11.05).

The aggregate amounts of annual principal maturities of long-term obligations (excluding capital lease obligations) are as follows as of December 31, 1995 -

   1996   $3,329
   1997      526
   1998      200
   1999       20
   2000    2,001
          ------

Total     $6,076
          ======




The  Company  leases  certain  transportation   equipment  under  capital  lease
agreements which expire at various dates. At December 31, 1995, minimum annual payments under capital leases, including interest, are as follows -

                                                      1996   $173
                                                      1997    138
                                                      1998    100
                                                      1999     69
                                                      2000     30
                                                             ----

  Total minimum payments .................................    510
Less - Amounts representing interest .....................     82
                                                             ----

  Net minimum payments ...................................    428
Less - Current portion of obligations under capital leases    148
                                                             ----

  Long-term portion of obligations under capital leases ..   $280
                                                             ====




(10)     EMPLOYEE BENEFIT PLANS:

Several of the Founding Companies have defined contribution plans, which allow for voluntary pretax contributions by the employees. The Founding Companies pay all general and administrative expenses of the plans and in some cases make matching contributions on behalf of the employees. For the year ended December 31, 1995 the Founding Companies had expenses of $17,000 related to contributions to these plans. The Company intends to merge all such plans into a Company sponsored plan to be adopted during 1996.

(11)     INCOME TAXES:

CD&L will file a consolidated Federal income tax return which includes the operations of all Founding Companies and acquired business for periods subsequent to the acquisition date. The Founding Companies intend to file "short-period" Federal tax returns through November 30, 1995. For purposes of preparing the consolidated financial statements, Federal and state income taxes have been provided as if all companies were C Corporations for income tax purposes. The S Corporation status of acquired S Corporations terminated effective with the closing date of the acquisitions.

Federal and state income taxes for the year ended December 31, 1995 are as follows -


Federal-
  Current    $424
  Deferred     77
State-
  Current      81
             ----


             $582
             ====

The differences in Federal income taxes provided and the amounts determined by applying the Federal statutory tax rate (34%) to income before income taxes for the year ended December 31, 1995 result from the following -



Tax at statutory rate .................   $ 132
Add (deduct) the effect of-
  State income taxes ..................      53
  Nondeductible expenses and other, net      27
  Provision for potential tax matters .     400
  Other ...............................     (30)
                                          -----


                                          $ 582
                                          =====

As discussed above, the Founding Companies intend to file "short-period" Federal tax returns through November 30, 1995. In connection with such filings the Company has provided $400 to cover any potential exposures related to the filings.

The components of deferred income tax liabilities and assets as of December 31, 1995 are as follows -


Deferred income tax liabilities -
   Cash to accrual differences, net ........   ($1,158)
   Accumulated depreciation and amortization      (385)
                                               =======
       Total deferred income tax liabilities   ($1,543)
                                               =======

Deferred income tax assets -
   Allowance for doubtful accounts .........   $   513
   Reserves and other, net .................       147
                                               =======
       Total deferred income tax assets ....   $   660
                                               =======

Total net deferred income tax liabilities ..   ($  883)
                                               =======

(12)     COMMITMENTS AND CONTINGENCIES:

 Operating Leases -

Rent expense related to operating leases amounted to approximately $1,926 for the year ended December 31, 1995. The approximate minimum rental commitments of the Company, under existing agreements as of December 31, 1995, are as follows -

      1996   $2,891
      1997    2,414
      1998    2,003
      1999    1,707
      2000    1,128
Thereafter    1,431
             ======

Litigation -

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

Sales Agency Agreements -

The  Company  has  entered  into  sales  agency   agreements  with   independent
contractors with varying terms to perform courier services on behalf of the Company. The independent contractors provide marketing and sales services and the Company provides the resources to perform courier services. In connection with these transactions the Company pays the independent contractors a fee for services rendered of approximately 10% of revenues less direct costs associated with the performance of the services. For the year ended December 31, 1995, the Company paid approximately $1,007 under such agreements.

(13)     STOCKHOLDERS' EQUITY:

In September 1995, CD&L amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 30,000,000 and to authorize 2,000,000 shares of Preferred Stock. The Company's Board of Directors may direct the issuance of the Company's $.001 par value Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

Pursuant to a Representation Agreement, dated November 15, 1994 (as amended, the "Representation Agreement"), between the Company and CTA Group, LLC ("CTA"), David T. Lardier agreed to lend or otherwise advance to the Company all funds necessary to effect the Combination and to provide CTA with all funds necessary to provide the services to be provided by CTA under the Representation Agreement, including but not limited to, the funds necessary to retain and pay certain professional expenses incurred in connection therewith. In exchange, the Company agreed upon completion of the Combination to reimburse Mr. Lardier for the amounts advanced.

At June 30, 1995, CTA had incurred expenses totaling approximately $1,300 in connection with the Combination (consisting primarily of professional fees and expenses) for which it had not been reimbursed by Mr. Lardier. Under the terms of the Representation Agreement, Messrs. Mattei and Wojak had the right to require the Company to repurchase the 1,400,000 shares of common stock held by Mr. Lardier at a price of $1 (his original purchase price) in the event that Mr. Lardier did not advance funds needed to complete the Combination.

Pursuant to Mr. Lardier's failure to perform under the Representation Agreement, CTA redeemed his shares for his original purchase price. Pursuant to a Termination Agreement, dated August 14, 1995 (the "Termination Agreement") the Company agreed to permit Mr. Lardier to assign 99,446 shares of common stock and his contingent right to repayment of funds advanced plus interest (fixed at $1,150) to certain of Mr. Lardier's creditors in exchange for their releases of all claims against CTA and the Company. In addition, Mr. Lardier agreed that CTA was not entitled to any fee upon the completion of the Combination. The Company has also agreed to release Mr. Lardier from any obligation to fund the unreimbursed expenses incurred by CTA prior to the date of the Termination Agreement and his continuing obligation to fund future expenses.

Under a management agreement, certain officers agreed to reduce their ownership of Common Stock by 305,577 shares to an aggregate of 394,423 shares.

(14)     STOCK OPTION PLANS:

Employee Stock Compensation Program -

In September 1995, the Board of Directors adopted, and the stockholders of the Company approved the Company's Employee Stock Compensation Program (the "Employee Stock Compensation Program"). The Employee Stock Compensation Program authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to key employees of the Company, including those employees serving as officers or directors of the Company. The Company has reserved 1,400,000 shares of Common Stock for issuance in connection with the Employee Stock Compensation Program. The Employee Stock Compensation Program is administered by a committee of the Board of Directors (the "Administrators") made up of directors who are disinterested persons. Options and awards granted under the Employee Stock Compensation Program will have an exercise or payment price as established by the Administrators provided that the exercise price of incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. Unless otherwise specified by the Administrators, options and awards will vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant.

On November 27, 1995, the Board granted 390,500 options to employees at an exercise price of $13 per share, the price of the Company's stock at the Offering date. No options have been exercised as of December 31, 1995.

1995 Stock Option Plan for Independent Directors -

In September 1995, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1995 Stock Option Plan for Independent Directors (the "Director Plan"). The Director Plan authorizes the granting of non-qualified stock options to non-employee directors of the Company. The Company has reserved 100,000 shares of Common Stock for issuance in connection with the Director Plan. The Director Plan is administered by a committee of the Board of Directors (the "Committee"), none of whom will be eligible to participate in the Director Plan. The Director Plan provides for an initial grant of an option to purchase 1,500 shares of Common Stock upon election as a director of the Company, a second option to purchase 1,000 shares of Common Stock upon the one-year anniversary of such director's election and subsequent annual options for 500 shares of Common Stock upon the anniversary of each year of service as a director. Options granted under the Director Plan will have an exercise price per share equal to the fair market value of the underlying shares on the date of grant and are fully exercisable one year after the date of grant.

On November 27, 1995, the Board granted 1,500 shares to each of three directors at $13 per share, the price of the Company's stock at the date of the Offering. No shares have been exercised as of December 31, 1995.

(15)     RELATED PARTY TRANSACTIONS:

Note Payable To Stockholders -

A director and a stockholder of the Company together with their spouses obtained a $500 bank line of credit which is used to provide working capital. The line, which expires in August of 1996, bears interest at prime plus 1/2% (9% at December 31, 1995), and is guaranteed by a subsidiary of the Company.

Leasing Transactions -

Certain subsidiaries of the Company paid an aggregate of $217 for the year ended December 31, 1995 in rent to certain directors, stockholders or Companies owned and controlled by directors or stockholders of the Company.
Rent is paid for office, warehouse facilities and transportation equipment.

Administrative Fees and Other -

The Company paid sales and consulting fees of $229 to companies affiliated through common ownership with directors or stockholders of the Company.

In connection with the merger discussed in Note 2,  stockholders of the Founding
Companies   entered   into   five-year   covenants-not-to-compete   with   CD&L.
Additionally, certain of the stockholders received employment contracts.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         COMBINED FOUNDING COMPANIES
                           COMBINED BALANCE SHEETS
                                (in thousands)

                                   ASSETS
                                                                 December 31,
                                                            --------------------
                                                              1993        1994
                                                            --------    --------
CURRENT ASSETS:
   Cash and cash equivalents ...........................   $  1,675    $  2,399
   Accounts receivable, less allowance for doubtful
     accounts of $822 and $1,092 in 1993 and 1994,
     respectively (Notes 9 and 14) .....................     13,601      13,918
   Prepaid expenses and other current assets (Note 4) ..      1,178       1,478
   Loans receivable from stockholders (Note 14) ........        122       2,195
                                                           --------    --------
         Total current assets ..........................     16,576      19,990
EQUIPMENT AND LEASEHOLD IMPROVEMENTS,                         3,651       3,102
   net (Notes 3 and 6)
NOTES RECEIVABLE FROM STOCKHOLDERS
   (Note 14) ...........................................      2,020          67
OTHER ASSETS (Notes 3 and 7) ...........................        798         710
                                                           --------    --------
         Total assets ..................................   $ 23,045    $ 23,869
                                                           ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings (Note 9) ......................   $  1,369    $  2,021
   Current portion of long-term debt (Note 9) ..........      2,317       3,403
   Accounts payable ....................................      4,914       6,150
   Accrued expenses and other current liabilities(Note 8)     3,572       4,234
   Income taxes payable (Note 11) ......................         73         276
   Deferred revenue (Note 3) ...........................      1,120         358
                                                           --------    --------
         Total current liabilities .....................     13,365      16,442
LONG-TERM DEBT (Note 9) ................................      3,680       1,164
DEFERRED INCOME TAXES PAYABLE (Notes 3 and 11) .........        679         615
OTHER LONG-TERM LIABILITIES ............................        109          80
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)
STOCKHOLDERS' EQUITY (Note 12):
   Common stock ........................................         91          92
   Additional paid-in capital ..........................      2,489       2,704
   Retained earnings ...................................      3,718       4,142
   Less - Treasury stock ...............................     (1,086)     (1,370)
                                                           --------    --------
  Total stockholders' equity ...........................      5,212       5,568
                                                           --------    --------
         Total liabilities and stockholders' equity ....   $ 23,045    $ 23,869
                                                           ========    ========

             The accompanying notes to combined financial statements are an integral part of these balance sheets.

                        COMBINED FOUNDING COMPANIES
                       COMBINED STATEMENTS OF INCOME
                               (in thousands)


                                                                    For The Nine
                                               For The Year Ended   Months Ended
                                                  December 31,        September
                                             ----------------------
                                                1993         1994     30, 1995
                                             ---------    ---------    ---------
REVENUES (Note 3) .......................   $ 121,752    $ 137,544    $ 111,406
COST OF REVENUES ........................      84,437       95,350       77,547
                                            ---------    ---------    ---------
         Gross profit ...................      37,315       42,194       33,859
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ..............................      36,015       40,338       29,777
                                            ---------    ---------    ---------
         Operating income ...............       1,300        1,856        4,082
                                            ---------    ---------    ---------
OTHER INCOME (EXPENSE):
  Other income ..........................         791          438          130
  Interest income .......................          57           58           53
  Interest expense ......................        (790)        (910)        (608)
                                            ---------    ---------    ---------
                                                   58         (414)        (425)
                                            ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                      1,358        1,442        3,657

PRO FORMA PROVISION FOR INCOME TAXES
  (Notes 3 and 11) ......................         636          721        1,475
                                            ---------    ---------    ---------
   Net income ...........................   $     722    $     721    $   2,182
                                            =========    =========    =========


             The accompanying notes to combined financial statements are an integral part of these statements.

                        COMBINED FOUNDING COMPANIES
                COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994
             AND FOR THE NINE MONTHS ENDED SEPTEMBER  30, 1995
                      (in thousands except share data)


                                             Additional                   Total
                                Common Stock  Paid-In Retained Treasury  Stock-
                              ---------------                           holders'
                                Shares    Amt Capital Earnings   Stock   Equity
                              ----------- --- ------- -------- -------- --------

BALANCE AT DECEMBER 31, 1992 1,124,978  $  91 $ 1,908 $  3,247 ($ 1,097)$ 4,149
  Distribution to stockholders       0      0       0     (251)       0    (251)
  Capital contribution equal
    to the current income
    taxes of S Corporation ..        0      0     602        0        0     602
  (Purchase) Retirement of
    treasury stock ..........     (125)     0     (21)       0       11     (10)
  Net income ................        0      0       0      722        0     722
                             ---------  ----- ------- -------- -------- -------

BALANCE AT DECEMBER 31, 1993 1,124,853     91   2,489    3,718   (1,086)  5,212
  Issuance of common stock ..    1,000      1       0        0        0       1
  Distribution to stockholders       0      0     (33)    (297)       0    (330)
  Capital contribution equal
    to the current income
    taxes of S Corporation ..        0      0     248        0        0     248
  Purchase of treasury stock         0      0       0        0     (284)   (284)
  Net income ................        0      0       0      721        0     721
                             ---------  ----- ------- -------- -------- -------

BALANCE AT DECEMBER 31, 1994 1,125,853     92   2,704    4,142   (1,370)  5,568
  Distribution to stockholders       0      0     (55)  (2,109)       0  (2,164)
  Capital contribution equal
    to the current income
    taxes of S Corporation ..        0      0     281        0        0     281
  Adjustment to conform year-
    end......................        0      0     (13)     118        0     105
  Net income ................        0      0       0      118        0     105
                             ---------  ----- ------- -------- -------- -------

BALANCE AT SEPTEMBER 30,1995 1,125,853  $  92 $ 2,917  $ 4,333 ($ 1,370)$ 5,972
                             =========  ===== ======= ======== ======== =======

             The accompanying notes to combined financial statements are an integral part of these statements.

                         COMBINED FOUNDING COMPANIES
                      COMBINED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                            For The Nine
                                        For The Year Ended  Months Ended
                                           December 31,       September
                                        ------------------
                                          1993       1994     30, 1995
                                        -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................   $   722    $   721    $ 2,182
  Adjustments to reconcile net income
  to net cash provided by operating
  activities -
  Adjustment to conform fiscal
  year-ends of certain Founding .....         0          0        105
  Companies
  Loss on disposal of equipment and
  leasehold improvements ............        10        219        229
  Depreciation and amortization .....     1,168      1,347        884
  Capital contribution equal to
  current income taxes of ...........       602        248        281
  S Corporations
  Deferred income tax expense .......        44        (64)       249
  Changes in operating assets and
  liabilities
  (Increase) decrease in -
  Accounts receivable, net ..........    (2,071)      (317)    (4,334)
  Prepaid expenses and other current       (221)      (300)      (332)
  assets
  Other assets ......................       313         88       (352)
  Increase (decrease) in -
  Accounts payable and accrued ......       437      2,100      1,977
  liabilities
  Deferred revenue and other current
  liabilities .......................       740       (762)     1,626
  Other long-term liabilities .......        76        (29)      (264)

                                        -------    -------    -------

 Net cash provided by operating .....     1,820      3,251      2,251
 activities

                                         -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment and leasehold
 improvements .......................    (1,476)    (1,016)    (1,397)
 (Increase) decrease in loans
 receivable from stockholders .......       382       (120)       (39)
                                        -------    -------    -------
Net cash used in investing activities    (1,094)    (1,136)    (1,436)

                       COMBINED FOUNDING COMPANIES
                     COMBINED STATEMENTS OF CASH FLOWS
                               (in thousands)




                                                            For The Nine
                                        For The Year Ended  Months Ended
                                           December 31,      September
                                        ------------------
                                          1993      1994      30, 1995
                                        -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net short-term borrowings ..........   $   360    $   652    $   442
 Principal payments on long-term debt    (3,798)    (1,849)    (2,203)
 Proceeds from long-term borrowings .     2,572        135      1,883
 Issuance of stock ..................         0          1          0
 Distributions to stockholders ......      (251)      (330)    (2,164)
 Purchase of treasury stock .........       (10)         0          0
                                        -------    -------    -------
 Net cash used in financing
 activities .........................    (1,127)    (1,391)    (2,042)
                                        -------    -------    -------
Net increase (decrease) in cash and
 cash equivalents ...................      (401)       724     (1,227)
CASH AND CASH EQUIVALENTS, beginning
 of period ..........................     2,076      1,675      2,399
                                        -------    -------    -------

CASH AND CASH EQUIVALENTS, end of ...   $ 1,675    $ 2,399    $ 1,172
 period
                                        =======    =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid for interest .............   $   814    $   855    $   584
 Cash paid for income taxes .........       295        295        656
                                        =======    =======    =======


SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES:
 Issuance of note payable to purchase
 treasury stock .....................   $     0    $   284    $     0
 Capital lease obligations incurred .        99          0         78
                                        =======    =======    =======

    The accompanying notes to combined financial statements are an integral part of these statements.

                           COMBINED FOUNDING COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                        (in thousands except share data)


(1)       ORGANIZATION AND BUSINESS:

The following companies are collectively referred to herein as the "Founding Companies;" American Courier Express, Inc. ("American"), Bestway Distribution Systems, Inc.("Bestway"), Click Messenger Service, Inc. ("Click"), Court Courier Systems, Inc. ("Court"), Distributions Solutions International, Inc. ("DSI"), National Courier, Inc. ("National"), Olympic Courier Systems, Inc. ("Olympic"), Orbit/Lightspeed Courier Systems, Inc.("Orbit"), Securities Courier Corporation ("Securities"), Silver Star Express, Inc.("Silver Star") and SureWay Air Traffic Corporation ("SureWay"). The Founding Companies are in the business of providing same day ground and air delivery and logistics services.

(2)       BASIS OF PRESENTATION:

On November 27, 1995, simultaneously with the Closing of its initial public offering (the Offering), Consolidated Delivery and Logistics, Inc. (CDL)
acquired  by  merger  each  of  the  Founding  Companies  (the  "Merger").   The
accompanying combined financial statements are presented on a combined basis without giving effect to the Merger or the Offering. The assets and liabilities of the Combined Founding Companies are reflected at their historical amounts.

By September 30, 1995, in management's opinion, effective control of the Founding Companies had been transferred to CDL with all assets and liabilities being recorded at their historical cost. Therefore, all operating results of the Founding Companies from September 30, 1995 forward have been recognized in the consolidated financial statements of CDL and subsidiaries.

Court and American have previously reported on a March 31 and January 31 fiscal year-end, respectively. However, to be consistent with the other Founding Companies, the financial statements for the nine months ended September 30, 1995 have been combined with the other Founding Companies. The duplication of Court's three months and American's one month of operations for the nine months ended September 30, 1995 have been reflected as an adjustment to retained earnings.

(3)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates in the Preparation of the Financial Statements

The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents-

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

Equipment and Leasehold Improvements-

Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets subject to capital leases are amortized over the shorter of the terms of the leases or lives of the assets.

 Deferred Financing Costs -

Debt issuance costs are included in prepaid expenses and current assets (Note 4) and other assets (Note 7) in the accompanying combined balance sheets and are expensed over the life of the related debt.

Revenue Recognition -

Revenue is recognized when the shipment is completed or, in the case of the Founding Companies' logistics businesses, when services are rendered to customers and expenses are recognized as incurred. Certain customers pay in advance, giving rise to deferred revenue.

 Income Taxes -

Certain of the Founding Companies elected to be treated for Federal income tax purposes as S Corporations and, accordingly, any income tax liabilities were the responsibility of the respective stockholders. For purposes of these financial statements, pro forma Federal income taxes have been provided for the Founding Companies as if all of the Founding Companies had filed C Corporation tax returns. The current income tax expense is reflected as an increase to additional paid-in capital. The Founding Companies' S Corporation status terminated with the effective date of the Merger discussed in Note 2.

Deferred income taxes are provided for differences in the recognition of revenue and expense for tax and financial reporting purposes. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes and various accruals and reserves being deductible for tax purposes in future periods.

(4)      PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following -

                                                                  December 31,
                                                                 1993     1994
                                                                ------   ------
Prepaid insurance ...........................................   $  799   $  929
Employee advances and other receivables .....................       17      111
Prepaid rent ................................................       92       62
Notes receivable (Note 5) ...................................       65      168
Deferred financing costs ....................................        0       54
Other .......................................................      205      154
                                                                ------   ------

                                                                $1,178   $1,478
                                                                ======   ======

(5)       NOTES RECEIVABLE:

Notes receivable consist of the following -
                                                                    December 31,
                                                                    1993   1994
                                                                    ----   ----
Notes receivable (a) ............................................   $ 70   $ 77
Affiliate note receivable (b) ...................................      0    100
Other note receivable ...........................................      0     28
                                                                    ----   ----

                                                                      70    205
Less- Current portion (Note 4) ..................................     65    168
                                                                    ----   ----

Long-term portion (Note 7) ........................ .............   $  5   $ 37
                                                                    ====   ====

(a) In 1992 and 1994 in three separate transactions, Silver Star sold distribution routes, customer lists and related equipment in certain terminals. In connection with these sales, Silver Star received notes in the aggregate amount of $206. The notes are payable in monthly installments. In connection with these sales, Silver Star entered into three-year noncompete agreements, as defined, with two of the purchasers. Silver Star recorded a gain on the sale of approximately $164 which is included in other income in the accompanying 1994 combined statements of income.

(b) This note is receivable from an affiliate through common ownership. Interest is payable semiannually at 8% and the principal is due on demand.

(6)       EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following -

                                                     Useful       December 31,
                                                     Lives       1993     1994
                                                   ----------    ------  ------
Transportation and warehouse equipment
                                                   3-5 years     $3,909  $3,955
Office equipment ...............................   5-8 years      3,675   4,060
Other equipment ................................   5-8 years        190      97
Leasehold improvements .....................         Over the
                                                  lease period      674     697
                                                                 ------  ------

                                                                  8,448   8,809
Less- Accumulated depreciation ...............................    4,797   5,707
                                                                 ------  ------

                                                                 $3,651  $3,102
                                                                 ======  ======

Leased equipment under capital leases (included above) consists of the following -

                                   December 31,
                                  1993     1994
                                 ------   ------
Equipment ....................   $1,849   $1,621
Less- Accumulated amortization      971    1,173
                                 ------   ------

                                 $  878   $  448
                                 ======   ======

(7)       OTHER ASSETS:

Other assets consist of the following -
                                    December 31,
                                     1993   1994
                                     ----   ----
Security deposits ................   $325   $403
Deferred financing costs .........     75      2
Long-term note receivable (Note 5)      5     37
Rent receivable ..................     41     65
Deferred software costs ..........     16     62
Other ............................    336    141
                                     ----   ----

                                     $798   $710
                                     ====   ====

(8)      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following -

                                                                                  December 31,
                                                                            1993               1994
                                                                        --------------     --------------
Payroll and related expenses                                                 $2,100            $2,306
Workers compensation and medical                                                484               624
Commissions and rebates                                                         222               223
Rent and professional fees                                                       92               116
Amounts due to independent contractors                                          175                94
Other                                                                           499               871
                                                                        --------------     --------------

                                                                             $3,572            $4,234
                                                                        ==============     ==============

 (9)      SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

 Lines of Credit -

Lines of credit payable to various banks, in the outstanding amounts of $1,369 and $2,021 at December 31, 1993 and 1994, respectively, bear interest at rates ranging from 7.05% to 8.00% and 6.75% to 33.60% in 1993 and 1994, respectively. These lines of credit are collateralized by certain Founding Companies accounts receivable and guaranteed by certain stockholders.

Borrowings under the lines of credit averaged approximately $1,457, $1,794 and $2,364 with average interest rates of 7.46%, 12.26% and 12.23%, respectively, for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995. Maximum borrowings were approximately $1,433, $1,996 and $3,296 for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

Long-Term Debt -

Long-term debt consists of the following -

                                                                                            December 31,
                                                                                      1993                1994
                                                                                ------------------   ----------------
Term loans payable to various banks due through May 2000.  Interest ranging from
  5% to prime plus 1.5%, interest and principal payable
  monthly secured by various assets of the Founding Companies (a)                   $2,776                $2,076
Notes payable to various stockholders of the Founding Companies due on various dates through August 1996. Interest ranging from 5% to 10% with
  interest and principal payable monthly (See Note 14)                                 488                   619
Notes payable to various customers due on various dates through
  February 1997. Interest ranging from 8.5% to 13.7% with interest and principal payable quarterly, secured by various assets of the Founding
  Companies                                                                            188                   138
Notes payable to various suppliers due through 1995. Payments due monthly
                                                                                       383                   229
Note payable to D&D Partners by Securities with monthly payments of $9,
  final payment due July 1995, interest at 10%                                           0                    69
Loan payable to the parents of a shareholder of American. The loan is payable in equal monthly installments of $1, including interest at
  10.375%, through 2001                                                                 47                    41


                                                                                            December 31,
                                                                                      1993                1994
                                                                                ------------------   ----------------
Liability for nonpayment of unemployment taxes for certain employees,
  payable $1 each month, with final payment due August 15, 1997                        $34                   $32
Various equipment and vehicle notes payable to banks and financing companies due through January 2000, interest ranging from 6% to 21%,
  secured by various assets of certain Founding Companies                              900                   774
Capital lease obligations due through January 2000 with interest at rates
  ranging from 8% to 27%, secured by the related property                              994                   494
Small business administration loan, monthly principal and interest payments of $2, with a final  payment due in December  1998,  interest rate at prime plus 1%, secured by all of the assets of DSI and a
  personal guarantee of its shareholder                                                114                    95
Other                                                                                   73                     0
                                                                                -----------------   ----------------

                                                                                     5,997                 4,567
Less - Current maturities                                                            2,317                 3,403
                                                                                -----------------   ----------------

                                                                                    $3,680                $1,164
                                                                                =================   ================


 (a) One of the term loan agreements contains certain financial covenants which, among other things, requires SureWay to maintain minimum net worth, working capital, total liabilities to net worth and debt service coverage ratios, as defined. SureWay is further prohibited from paying dividends, spending in excess of $125 on equipment purchases, entering into certain capital lease agreements or merging. SureWay has not met certain of these requirements and it has obtained a waiver from the bank. In May 1995, SureWay renegotiated its term loan with the bank and increased the term loan to $1,400 from $1,350. The renegotiated terms of the loan agreement are substantially similar to the existing agreement except for monthly payments of principal of $23 with final maturity in May 2000. SureWay is required to maintain minimum financial covenants, as newly defined, and is prohibited from entering into certain transactions as set forth above.

The aggregate amounts of annual principal maturities of long-term obligations (excluding capital lease obligations) are as follows -

                                                                                                December 31
                                                                                             -------------------
1995                                                                                                $3,010
1996                                                                                                   674
1997                                                                                                   316
1998                                                                                                    49
1999                                                                                                    19
2000                                                                                                     5
Thereafter                                                                                               0
                                                                                             ------------------

  Total                                                                                             $4,073
                                                                                             ==================

The Founding Companies lease certain transportation equipment under capital lease agreements which expire at various dates. At December 31, 1994, minimum annual payments under capital leases including interest are as follows -

                                                                                                    December 31
                                                                                                 ------------------
1995                                                                                                      $414
1996                                                                                                        66
1997                                                                                                        46
1998                                                                                                         1
                                                                                                 ------------------

  Total minimum payments                                                                                   527

Less - Amounts representing interest                                                                        33
                                                                                                 -----------------

  Net minimum payments                                                                                     494

Less - Current portion of obligations under capital leases                                                 393
                                                                                                 -----------------

  Long-term portion of obligations under capital leases                                                   $101
                                                                                                 =================


 (10)     EMPLOYEE BENEFIT PLANS:

Several of the Founding Companies have defined contribution plans, which allow for voluntary pretax contributions by the employees. The Founding Companies pay all general and administrative expenses of the plans and in some cases make matching contributions on behalf of the employees. For the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, the Founding Companies had expenses of approximately $60, $62 and $47, respectively, related to contributions to these plans.

(11)      INCOME TAXES:

CDL and subsidiaries intend to file a consolidated Federal income tax return for the year ended December 31, 1995 and thereafter. The Founding Companies intend to file "short-period" Federal tax returns through November 30, 1995. For purposes of preparing these combined financial statements, Federal and state income taxes have been provided for certain of the Founding Companies (which filed as S Corporations prior to their merger with CDL) as if these companies were C Corporations for income tax purposes.

The Founding Companies have implemented Statement of Financial Accounting Standards No. 109 for all periods. This statement provides for a liability approach to accounting for income taxes.

Combined Federal and state income taxes are as follows -

                                                                                                  For The Nine
                                                              For The Years Ended                 Months Ended
                                                                 December 31,                     September 30,
                                                            1993               1994                    1995
                                                       --------------    ---------------       -------------------
Federal -
  Current                                                     $503              $497                      $955
  Deferred                                                     (55)              (60)                      183
State -
  Current                                                      188               284                       337
                                                       --------------    ---------------        -------------------

                                                              $636              $721                    $1,475
                                                       ==============    ===============        ===================


The differences in Federal income taxes provided and the amounts determined by applying the Federal statutory tax rate (34%) to income before income taxes result from the following -

                                                                                                       For The Nine
                                                                 For The Years Ended                   Months Ended
                                                                    December 31,                      September 30,
                                                               1993               1994                     1995
                                                          --------------    ---------------        -------------------
Tax at statutory rate                                            $462               $490                      $1,243
Add (deduct) the effect of -
  State income taxes                                              124                188                         222
  Nondeductible expenses and other, net                            32                 66                          82
  Other                                                            18                (23)                        (72)
                                                          --------------    ---------------        -------------------

                                                                 $636               $721                      $1,475
                                                          ==============    ===============        ===================

 (12)     STOCKHOLDERS' EQUITY:

Common Stock of the Founding Companies consists of the following-

                                                                                                   December 31,
                                                                                                 1993         1994
                                                                                                --------     --------
Sure Way Air Traffic Corporation and Subsidiary
Common Stock, $.02 par value: 300,000 shares authorized, 100,000 issued and                         $2          $2
  outstanding
Securities Courier Corporation
Common Stock, $30 par value: 100 shares authorized, issued and outstanding                           3           3
National Courier, Inc. and National Express, Inc.
National Courier, Inc., Common Stock, $10 par value: 3,000 shares authorized,
  340 issued and outstanding                                                                         3           3
National Express, Inc., Common Stock, $1 par value: 50,000 shares authorized,
  20,000 issued and outstanding                                                                     20          20
Silver Star Express, Inc. and Related Companies
Silver Star Express, Inc., Common Stock, $10 par value: 100 shares authorized,
  20 issued and outstanding                                                                          0           0
Silver Star Express North, Inc., Common Stock, $1 par value: 1,000 shares
  authorized, 100 issued and outstanding                                                             0           0
All World Brokers, Inc., Common Stock, $10 par value: 100 shares authorized, 25
  issued and outstanding                                                                             1           1
Parcel Delivery Company of Florida, Inc., Common Stock, $1 Par Value, 10,000
  shares authorized, 1,000 issued and outstanding                                                    1           1
Click Messenger Service, Inc., and Related Companies
Common Stock, no par value, 3,300 shares authorized, 410 shares issued and                          20          20
  outstanding
Crown Courier Systems, Inc., and Bestway Distribution Services, Inc.
Crown Courier Systems, Inc., Common Stock, $10 par value: 100 shares authorized,
  issued, and outstanding                                                                            1           1
Bestway Distribution Services, Inc., Common Stock, $1 par value, 1,000 shares
  authorized, 200 issued and outstanding                                                             1           1
Court Courier Systems, Inc., and Subsidiary
Common Stock, $.001 Par Value: 10,000,000 shares authorized, 1,000,000 issued
  and outstanding                                                                                    1           1
Orbit/Lightspeed Courier Systems, Inc.
Orbit/Lightspeed Courier Systems, Inc., Common Stock, no par value: 200 shares
  authorized, 60 issued and outstanding                                                             31          31
O/L Warehousing, Inc., Common Stock, no par value: 200 shares authorized, issued
  and outstanding                                                                                    0           0
BMBA, Inc., Common Stock, no par value: 200 shares authorized, issued and                            0           0
  outstanding
NWC Trucking Corporation, Common Stock, no par value: 1,000 shares authorized,
  issued and outstanding                                                                             0           1
Orbit/Lightspeed Courier Systems, Inc., Preferred Stock, $250 par value: 400
  shares authorized, no shares issued or outstanding                                                 0           0
Distribution Solutions International, Inc.
Common Stock, $1 Par Value: 50,000 shares authorized, 1,000 shares issued and
  outstanding                                                                                        1           1
Olympic Courier Systems, Inc. and Related Company
Common Stock, no par value: 140 shares issued and outstanding                                        0           0
American Courier Express, Inc.
Common Stock, no par value: 2,400 shares authorized, 958 issued and outstanding                      6           6
                                                                                                -------     -------

                                                                                                   $91         $92
                                                                                                =======     =======

 (13)     COMMITMENTS AND CONTINGENCIES:

Operating Leases -

Rent expense related to operating leases amounted to approximately $4,399, $4,482 and $3,681 for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

The approximate minimum rental commitments of the Company, under existing agreements, are as follows -

                                                                                             December 31
                                                                                          ------------------
1995                                                                                              $2,523
1996                                                                                               2,363
1997                                                                                               2,271
1998                                                                                               1,499
1999                                                                                               1,285
2000                                                                                               2,819
Thereafter                                                                                             0


Litigation -

The Founding Companies are, from time to time, parties to litigation arising in the normal course of their business, most of which involves claims for personal injury and property damage incurred in connection with their operations.
Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Founding Companies.

 Sales Agency Agreements -

SureWay has entered into sales agency agreements with independent contractors with varying terms to perform courier services on behalf of SureWay. The independent contractors provide marketing and sales services and SureWay provides the resources to perform courier services. In connection with these transactions SureWay pays the independent contractors a fee for services rendered of approximately 10% of revenues less direct costs associated with the performance of the services. For the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, SureWay paid approximately $3,330, $3,827 and $2,638, respectively under such agreements.

(14)      RELATED PARTY TRANSACTIONS:

Related Party Receivables -

At December 31, 1993 and 1994, certain of the Founding Companies had receivables from the stockholders and officers of approximately $2,142 and $2,262 , respectively which are included in the accompanying combined balance sheets. Such receivables consist primarily of amounts due from a stockholder of Securities. The loan is unsecured, and is noninterest bearing. These notes were paid in full upon completion of the Merger.

Note Payable To Stockholders -

The stockholders of Bestway and their spouses obtained a $500 bank line of credit which is used to provide working capital for Bestway and another entity owned by the stockholders (the "Affiliate"). The line, which expired in August of 1995, bears interest at prime (6.0% and 8.5% at December 31, 1993 and 1994, respectively) plus 1/2%, is guaranteed by Bestway and the Affiliate and, the amount which may be borrowed at any given time, is limited to percentages of accounts receivable of Bestway and the Affiliate, as defined. The trade receivables of Bestway and the Affiliate are pledged as collateral for the line. The average borrowings by Bestway were approximately $259, $245 and $120, with corresponding average interest rates of 7.25%, 8.25% and 9.36% for the years ended December 31, 1993 and 1994 and the nine months ended September 30, 1995, respectively.

Leasing Transactions -

Crown rents one of its facilities on a month to month basis from an affiliate related through common ownership. Rents paid to the affiliate, included in rent expense, amounted to $226, $160 and $120, for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

Orbit also leases one of its three offices from a twenty five percent shareholder. The rent paid to the shareholder for the years ended December 31, 1993 and 1994 and the nine months ended September 30, 1995, was approximately $98, $76 and $35, respectively.

Silver Star leases various facilities from affiliates related through common ownership. Rents paid to these affiliates, included in rent expense, amounted to $41, $101 and $90 for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

On January 5, 1991, SureWay financed the purchase of a telephone system from a majority shareholder in the amount of $41 over five years at 15% interest per year.

Securities leases transportation equipment from a company which is partially owned by a stockholder. Lease expense related to these transactions was approximately $1,200, $425 and $170, for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

Click rents office space in a building owned by a stockholder. Rent expense related to these transactions was approximately $24, $24 and $18, for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

National leases transportation equipment from a company which is partially owned by its stockholders. Lease expense related to these transactions was approximately $184, $163 and $112, for the years ended December 31, 1993 and 1994 and for the nine months September 30, 1995, respectively.

National rents office space in a building owned by a stockholder. Rent expense related to these transactions was approximately $73, $75 and $64 for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

 Administrative Fees -

Crown  charged an affiliate  through  common  ownership an  administrative  fee,
included  in  other  income  for  management  and  bookkeeping   services  which
approximated $119, $34 and $34, for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively. In addition, Crown performed delivery services for the affiliate and revenues from this affiliate were approximately $14, $49 and $21, for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

For the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, Orbit paid approximately $236, $238 and $102, respectively, in consulting fees to a corporation owned by a twenty five percent shareholder.

DSI paid salary and medical benefits for an employee of a company which is owned by the stockholder of DSI. Payroll related expenses for the employee approximated $75, $82 and $87 for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

During 1995, Securities entered into a consulting agreement with a corporation owned by a principal shareholder. For the nine months ended September 30, 1995, Securities paid approximately $34, under this agreement.

Other -

In 1994, SureWay repurchased 14,200 shares of stock at $284 from a former shareholder's spouse.

SureWay has a sales and consulting agreement with J.P.J. Express, Inc., an entity one-third of which is owned by the brother of a principal stockholder of the Company. SureWay paid commissions to J.P.J. Express, Inc. of approximately $580 and $607 in 1993 and 1994, respectively. For the nine months ended September 30, 1995, SureWay paid commissions to J.P.J. Express, Inc. of approximately $506. Such agreement terminates January 1, 1999, subject to automatic renewal for additional three year periods.

In connection with the Merger discussed in Note 2, stockholders of the Founding Companies entered into five-year covenants-not-to-compete with CDL. Additionally, the Merger agreements provided for certain of the stockholders to receive employment contracts and for certain stockholders to be appointed to CDL's Board of Directors.

 (15)     ACQUISITIONS:

Asset Purchase -

Effective January 30, 1995, Crown purchased substantially all of the assets, including the assignment of customer contracts, of a delivery service in Florida. The purchase price is a maximum of $132 but limited based on the measurement of income, as defined, over a 180-day period. In connection with the acquisition, which is being accounted for as a purchase, the principals of the purchased company entered into a five-year noncompete agreement with Crown. Additionally, Crown entered into a three-year employment agreement with one of the principals.

 Purchase Of Customer List -

On April 28, 1995, Crown purchased a customer list from a delivery service in Florida. The purchase price will be equal to 10% of gross revenue, as defined, received over a two-year period.

In March 1995, Securities signed a contract with an entity to provide services to Securities such as labor, vehicles, insurance coverage and other costs relative to the courier aspect of the business. In connection with the Merger the Company will also acquire this entity.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                 SUREWAY AIR TRAFFIC CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS




                                                      ASSETS
                                                                                                           December 31
                                                                                                           -----------
                                                                                                     1993               1994
                                                                                                    ---------          ---------
CURRENT ASSETS:
  Cash and cash equivalents............................................................              $309,313           $284,929
  Accounts receivable, less allowance for doubtful accounts of $251,444
  and $276,966 in 1993 and 1994, respectively (Notes 7 and 8)..........................             4,817,847          5,940,018
  Prepaid expenses and other current assets (Note 3)...................................               128,888            295,418
                                                                                                    ---------          ---------

         Total current assets..........................................................             5,256,048          6,520,365
EQUIPMENT, net (Notes 2 and 4).........................................................               341,007            354,563
OTHER ASSETS (Notes 5 and 9)...........................................................               128,788            145,986
                                                                                                    ---------          ---------

         Total assets..................................................................            $5,725,843         $7,020,914
                                                                                                    =========          =========



                                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit (Note 7)..............................................................                    $0           $150,000
  Current portion of long-term debt (Note 8)...........................................               359,637            572,124
  Accounts payable.....................................................................             1,857,790          2,454,801
  Accrued expenses and other current liabilities (Note 6)..............................               605,270          1,147,640
  Income taxes payable (Note 9)........................................................                13,272             66,002
                                                                                                    ---------          ---------

         Total current liabilities.....................................................             2,835,969          4,390,567
                                                                                                    ---------          ---------

LONG-TERM DEBT (Note 8)................................................................               724,570            350,352
                                                                                                    ---------          ---------

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
  Common stock.........................................................................                 2,000              2,000
  Additional paid-in capital...........................................................             1,195,300          1,195,300
  Retained earnings....................................................................             2,031,822          2,430,513
  Less - Treasury stock; at cost 18,070 shares in 1993 and 32,270 shares
  in 1994 (Note 11)....................................................................            (1,063,818)        (1,347,818)
                                                                                                    ---------          ---------

         Total stockholders' equity....................................................             2,165,304          2,279,995
                                                                                                    ---------          ---------

         Total liabilities and stockholders' equity....................................            $5,725,843         $7,020,914
                                                                                                    =========          =========



              The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 SUREWAY AIR TRAFFIC CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                                                     For the Nine
                                                                                                                    Months Ended
                                                                                For The Years Ended December 31     September 30,
                                                                                    1993              1994               1995
                                                                                 -----------       -----------       -----------

REVENUES (Note 2)........................................................        $31,953,823       $36,662,104       $31,570,734
COST OF REVENUES.........................................................         18,765,863        21,408,837        18,783,469

                                                                                 -----------       -----------       -----------

         Gross profit....................................................         13,187,960        15,253,267        12,787,265
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES..................................................         12,855,059        14,535,049        11,004,592

                                                                                 -----------       -----------       -----------

         Operating income................................................            332,901           718,218         1,782,673

                                                                                 -----------       -----------       -----------

OTHER INCOME AND EXPENSE:
  Other income...........................................................            102,000           125,850            57,285
  Interest expense.......................................................            (99,702)          (96,728)          (87,725)

                                                                                  -----------       -----------       -----------

                                                                                       2,298            29,122           (30,440)

                                                                                 -----------       -----------       -----------

         Income before income taxes......................................            335,199           747,340         1,752,233
PROVISION FOR INCOME TAXES (Notes 2 and 9)...............................            149,085           348,649           700,893

                                                                                 -----------       -----------       -----------

         Net income......................................................           $186,114          $398,691        $1,051,340
                                                                                 ===========       ===========       ===========


                The accompanying notes to consolidated financial statements are an integral part of these statements.

                 SUREWAY AIR TRAFFIC CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994
                AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995







                                                                                                                         Total
                                                  Common Stock       Additional       Retained         Treasury      Stockholders'
                                                Shares    Amount   Paid-In Capital     Earnings          Stock           Equity

BALANCE AT DECEMBER 31, 1992                    100,000     $2,000    $1,195,300       $1,845,708     $(1,063,818)      $1,979,190
  Net income................................          0          0             0          186,114               0          186,114

                                               --------     ------    ----------       ----------     -----------       ----------


BALANCE AT DECEMBER 31, 1993                    100,000      2,000     1,195,300        2,031,822      (1,063,818)       2,165,304
  Purchase of treasury stock (Note 11)                0          0             0                0        (284,000)        (284,000)
  Net income................................          0          0             0          398,691               0          398,691

                                               --------     ------    ----------       ----------     -----------       ----------


BALANCE AT DECEMBER 31, 1994                    100,000      2,000     1,195,300        2,430,513      (1,347,818)       2,279,995
  Net income................................          0          0             0        1,051,340               0        1,051,340

                                               --------     ------    ----------       ----------     -----------       ----------


BALANCE AT SEPTEMBER 30, 1995                   100,000     $2,000    $1,195,300       $3,481,853     $(1,347,818)      $3,331,335
                                               ========     ======    ==========       ==========     ===========       ==========



                The accompanying notes to consolidated financial statements are an integral part of these statements.

                 SUREWAY AIR TRAFFIC CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                        For the Nine
                                                                                             For The Years Ended        Months Ended
                                                                                                 December 31           September 30,
                                                                                             1993           1994            1995
                                                                                             --------      --------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................          $186,114      $398,691      $1,051,340
  Adjustments to reconcile net income to net cash
   provided by operating activities -
       Depreciation and amortization...............................................           158,869       129,203         113,991
       Changes in operating assets and liabilities-
       Increase in accounts receivable.............................................          (295,041)   (1,122,171)     (2,147,610)
       (Increase) decrease in prepaid expenses and other
         current assets............................................................          (121,053)     (166,530)         46,346
       (Increase) decrease in other assets.........................................           (22,870)      (17,198)        (43,501)
       Increase (decrease) in accounts payable.....................................            77,327       597,011        (140,676)
       Increase in accrued expenses, other current liabilities
         and income taxes payable..................................................           163,828       595,100         763,468
                                                                                             --------      --------      ----------


         Net cash provided by (used in) operating activities.......................           147,174       414,106        (356,642)
                                                                                             --------      --------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment...........................................................          (174,190)     (142,759)       (650,102)
                                                                                             --------      --------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on long-term debt.....................................................                 0             0       1,515,110
  Payments on long-term debt.......................................................          (379,957)     (445,731)       (893,295)
  Net borrowings under line of credit..............................................                 0       150,000         100,000
                                                                                             --------      --------      ----------

         Net cash provided by (used in) financing
           activities..............................................................          (379,957)     (295,731)        721,815
                                                                                             --------      --------      ----------



         Net decrease in cash and cash
           equivalents.............................................................          (406,973)      (24,384)       (284,929)



CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................           716,286       309,313         284,929
                                                                                             --------      --------      ----------



CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................          $309,313      $284,929              $0

                                                                                         ============= =============== =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest...........................................................           $99,702      $104,269        $104,487

  Cash paid for income taxes.......................................................           202,442       239,414         292,152

                                                                                         ============= =============== =============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

  Issuance of note payable to purchase treasury stock
     of the Company................................................................                $0      $284,000              $0
                                                                                         ============= =============== =============

                The accompanying notes to consolidated financial statements are an integral part of these statements.

                 SUREWAY AIR TRAFFIC CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)       BUSINESS AND ORGANIZATION:

         SureWay  Air  Traffic   Corporation  (the  "Company")  is  in  the  air
courier/express industry, providing domestic and international delivery of freight. It has offices in New York and four other states.

         The Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL (the "Merger") on November 27, 1995. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles Of Consolidation -

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Sureway Logistics. All significant intercompany transactions have been eliminated.

Use of Estimates in the Preparation of the Financial Statements -

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Equipment -

         Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

 Revenue Recognition -

         Revenue is recognized when the shipment is completed or, in the case of the logistics business, when services are rendered to customers and expenses are recognized as incurred.

 Income Taxes -

         Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes as a result of using the liability method of accounting for income taxes. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes and various accruals and reserves being deductible for tax purposes in future periods.

 Reclassifications-

         Certain reclassifications have been made to prior years' financial statements to conform to the current period presentation.

 (3)      PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets consist of the following -

                                                                                         December 31
                                                                                      1993          1994
                                                                                    --------      --------
Loans to employees............................................................            $0       $53,030
Prepaid rent..................................................................             0        26,676
Prepaid insurance.............................................................        62,172       180,141
Prepaid income taxes..........................................................        55,954             0
Other.........................................................................        10,762        35,571
                                                                                    --------      --------


                                                                                    $128,888      $295,418
                                                                                    ========      ========


 (4)     EQUIPMENT:

         Equipment consists of the following -

                                                                                   December 31
                                                         Useful Lives          1993            1994
                                                         ------------        --------         --------

Transportation equipment...........................       3-5 years          $470,470         $498,474
Other and communication equipment..................       5-7 years           296,863          327,145
Furniture and fixtures.............................       5-8 years           102,265           90,248
Data processing equipment..........................        5 years            159,708          188,150
Leasehold improvements.............................     Over the lease
                                                            period           --------         --------
                                                                              206,643          213,516

                                                                             --------         --------

         Subtotal..................................                         1,235,949        1,317,533
Less - Accumulated depreciation and amortization...
                                                                             (894,942)        (962,970)

                                                                             --------         --------

         Total.....................................                          $341,007         $354,563
                                                                             ========         ========

(5)      OTHER ASSETS:

         Other assets consist of the following -

                                                                                          December 31
                                                                                       1993         1994
                                                                                     --------      --------
  Security deposits...........................................................        $82,694      $112,815
  Deferred income tax asset...................................................         21,094        33,171
  Other.......................................................................         25,000             0
                                                                                     --------      --------

                                                                                     $128,788      $145,986
                                                                                     ========      ========


(6)      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities consist of the following -

                                                                                      December 31
                                                                                  1993          1994
                                                                                  --------    ---------
Payroll and related costs...............................................          $277,264     $421,952
Self-insured medical costs..............................................            52,540      109,217
Commissions and sales licensee fees.....................................           199,458      209,314
Professional fees.......................................................            55,290       79,197
Other...................................................................            20,718      327,960
                                                                                  --------    ---------

                                                                                  $605,270   $1,147,640
                                                                                  ========   ==========


 (7)     LINE OF CREDIT:

         The Company has a line of credit of $500,000 available from a bank which expired on June 30, 1995 and was renewed for the same amount. During April and May of 1995, the Company had an additional $300,000 outstanding on a bridge loan which was repaid in June 1995. At December 31, 1994, the Company had $150,000 outstanding on this line which was subsequently paid in full. The line is secured by accounts receivable and is guaranteed by the officers of the Company. Borrowings bear interest at a rate of 1.0% above the Bank's prime rate (8.5% at December 31, 1994). The maximum balance outstanding was $300,000 and $800,000 and the average balance outstanding was $75,000 and $529,500 for December 31, 1994 and September 30, 1995, respectively.

(8)      LONG-TERM DEBT:

         Long-term debt consists of the following -


                                                                                      December 31
                                                                                 1993             1994
                                                                               ---------        --------
Notes payable to  shareholder  in monthly  installments  through August 15, 1996 bearing interest at 5% and 10%, to repurchase Company stock....
                                                                                 $29,274        $193,241
Term loan payable in monthly  installments through May 2000, bearing interest at the bank's  prime  rate (8.5% at  December  31,  1994) plus 1.5%.  The loan is collateralized by accounts receivable and is guaranteed by
  officers of the Company (a).........................................         1,031,250         712,500

Various equipment and vehicle notes payable in monthly installments, with original average maturities of three years, at interest rates ranging
  from 8.5% to 21%, secured by the equipment and vehicles.............            23,683          16,735
                                                                               ---------        --------


          Subtotal....................................................         1,084,207         922,476
Less - Current maturities.............................................          (359,637)       (572,124)
                                                                               ---------        --------



         Total long-term debt.........................................          $724,570        $350,352
                                                                               =========        ========


         (a) The term loan agreement contains certain financial covenants which, among others, requires the Company to maintain a minimum net worth, working capital, total liabilities to net worth and debt service coverage ratios, as defined. The Company is further prohibited from paying dividends, spending in excess of $125,000 on equipment purchases, entering into certain capital lease agreements or merging, as defined. The Company has not met certain of these debt requirements and it has obtained a waiver from the bank. In May 1995, the Company renegotiated its term loan with the bank and increased the term loan to $1,400,000 from $1,350,000. The renegotiated terms of the loan agreement are substantially similar to the existing agreement, except for monthly payments of principal of $23,333 with final maturity in May 2000. The Company is required to maintain the minimum financial covenants as newly defined and is prohibited from similar transactions defined above.

         The aggregate amounts of annual principal maturities of long-term obligations are as follows -

                                                                                          December 31

1995.................................................................................        $572,124
1996.................................................................................         345,178
1997.................................................................................           3,449
1998.................................................................................           1,725
1999.................................................................................               0
2000.................................................................................               0

                                                                                       -----------------

         Total.......................................................................        $922,476
                                                                                       =================

(9)      INCOME TAXES:

         The following income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109. The income tax provision and deferred income tax assets and liabilities for the three years ended December 31, 1994, and the nine months ended September 30, 1995 have been determined in accordance with such statement.

         The components of the provision for income taxes are as follows -

                                                                                           For The Nine
                                                                  For The Years Ended      Months Ended
                                                                      December 31          September 30,
                                                                   1993          1994          1995
                                                               -------------    --------      --------

Federal...................................................        $103,823      $222,231      $543,192
State.....................................................          45,262       126,418       157,701

                                                               -------------    --------      --------

                                                                  $149,085      $348,649      $700,893
                                                               =============    ========      ========


         Deferred income taxes are provided for differences in the recognition of revenues and expenses for tax and financial reporting purposes. Temporary differences result primarily from accelerated depreciation and various reserves being deductible for tax purposes in future periods.

         The differences in federal income taxes provided and the amounts determined by applying the statutory tax rate (34%) to income before income taxes result from the following -

                                                                                       For The Nine
                                                              For The Years Ended      Months Ended
                                                                  December 31          September 30,
                                                               1993         1994           1995
                                                              --------     --------        --------

Income tax at statutory rate.........................         $113,968     $254,096        $595,759
Add (deduct) -
  State income taxes (net)...........................           29,873       83,436         104,083
  Nondeductible expenses.............................            5,244       11,117           1,051

                                                              --------     --------        --------

         Income tax expense..........................         $149,085     $348,649        $700,893
                                                              ========     ========        ========

(10)      COMMITMENTS AND CONTINGENCIES:

Litigation -

         The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

 Sales Agency Agreements -

         The Company has entered into a sales agency agreement with independent contractors with varying terms to perform courier services on behalf of the Company. The independent contractors provide marketing and sales services and the Company provides the resources to perform courier services. In connection with these transactions, the Company pays the independent contractors a fee for services rendered of approximately 10% of revenues less direct costs associated with the performance of the services. For the years ended December 31, 1993 and 1994, and for the nine months ended September 30, 1995, the Company paid $3,330,067, $3,826,531 and $2,638,212 and under such agreements, which is included in selling, general and administrative expenses in the accompanying statements of income.

 Commitments -

         The Company leases office space and office and transportation equipment under operating leases with varying terms. Rent expense related to these leases amounted to $560,575, $687,000 and $620,727 for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

         The approximate minimum annual rental commitments of the Company, under existing lease agreements, over the next five years, are as follows -

                                                                               December 31
                                                                                ----------
1995.....................................................................         $519,563
1996.....................................................................          509,408
1997.....................................................................          513,121
1998.....................................................................          517,230
1999.....................................................................          534,044
Thereafter...............................................................          825,595

                                                                                ----------

                                                                                $3,418,961
                                                                                ==========


(11)      RELATED PARTY TRANSACTIONS:

         On January 5, 1991, the Company financed the purchase of a telephone system from a majority shareholder in the amount of $41,000 over five years at 15% interest per year. During 1994, the Company repurchased 14,200 shares of stock from a former shareholder's wife for $284,000.

         The Company has a sales and consulting agreement with J.P.J. Express, Inc., an entity one-third of which is owned by the brother of a principal stockholder of the Company. The Company paid commissions to J.P.J. Express, Inc. of approximately $580,000, $607,000 and $506,000 in 1993 and 1994 and for the
nine months ended September 30, 1995, respectively. Such agreement terminates January 1, 1999, subject to automatic renewal for additional three year periods.

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         SECURITIES COURIER CORPORATION
                                 BALANCE SHEETS




                                     ASSETS
                                                                                                            December 31
                                                                                                       1993             1994
                                                                                                     ----------      ----------
CURRENT ASSETS:
  Cash and cash equivalents......................................................                       $12,915         $15,525
  Accounts receivable, less allowance for doubtful accounts of $22,000
     and $20,000 at December 31, 1993 and 1994                                                          510,213         453,897
  Loan receivable from stockholder (Note 10).....................................                             0       2,026,173
  Prepaid expenses and other current assets (Note 3).............................                       567,853         528,145

                                                                                                     ----------      ----------

         Total current assets....................................................                     1,090,981       3,023,740
EQUIPMENT, net (Notes 2 and 4)...................................................                       876,978         476,751
LONG-TERM LOAN RECEIVABLE FROM STOCKHOLDER (Note 10).............................                     2,019,592               0
OTHER ASSETS (Notes 2 and 5).....................................................                       112,464          67,500

                                                                                                     ----------      ----------

         Total assets............................................................                    $4,100,015      $3,567,991

                                                                                                     ==========      ==========



                                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 7).....................................                      $900,159      $1,973,391
  Accounts payable...............................................................                       657,705         797,490
  Accrued expenses and other current liabilities (Note 6)........................                       457,636         842,159
  Deferred revenue (Note 2)......................................................                       604,627         215,668

                                                                                                     ----------      ----------

         Total current liabilities...............................................                     2,620,127       3,828,708

                                                                                                     ----------      ----------

LONG-TERM DEBT (Note 7)..........................................................                     1,932,659          75,287

                                                                                                     ----------      ----------

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' DEFICIT:
  Common stock, $30 par value: 100 shares authorized, issued and
     outstanding.................................................................                         3,000           3,000
  Additional paid-in capital.....................................................                             0           8,300
  Accumulated deficit............................................................                      (455,771)       (347,304)

                                                                                                     ----------      ----------

         Total stockholders' deficit.............................................                      (452,771)       (336,004)

                                                                                                     ----------      ----------

         Total liabilities and stockholders' deficit.............................                    $4,100,015      $3,567,991
                                                                                                     ==========      ==========


                    The accompanying notes to financial statements are an integral part of these balance sheets.

                         SECURITIES COURIER CORPORATION
                            STATEMENTS OF OPERATIONS



                                                                                                                For The Nine
                                                                                                                 Months Ended
                                                                              For The Years Ended December 31    September 30
                                                                                  1993              1994             1995
                                                                                -----------       -----------     -----------

REVENUES (Notes 2 and 11)..............................................         $17,804,310       $18,698,399     $12,801,686
COST OF REVENUES.......................................................          16,301,604        16,500,939      11,089,413

                                                                                -----------       -----------     -----------

         Gross profit..................................................           1,502,706         2,197,460       1,712,273
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 10).................
                                                                                -----------       -----------     -----------
                                                                                  1,812,803         1,854,936       1,415,437

                                                                                -----------       -----------     -----------

         Operating income (loss).......................................            (310,097)          342,524         296,836

                                                                                -----------       -----------     -----------

OTHER INCOME AND EXPENSE:
  Other income and expense.............................................              66,300           113,065          92,931
  Interest expense (Note 7)............................................            (267,920)         (240,122)       (138,941)

                                                                                -----------       -----------     -----------

                                                                                   (201,620)         (127,057)        (46,010)

                                                                                -----------       -----------     -----------

  Income (loss) before income taxes....................................            (511,717)          215,467         250,826

PRO FORMA PROVISION (BENEFIT) FOR INCOME TAXES (Notes 2 and 8).........            (166,200)          107,000         100,330

                                                                                -----------       -----------     -----------

         Net income (loss).............................................           $(345,517)         $108,467        $150,496
                                                                                ===========       ===========     ===========


                      The accompanying notes to financial statements are an integral part of these statements.

                         SECURITIES COURIER CORPORATION
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994
                AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995



                                                                                                                 Total
                                                             Common Stock       Additional     Accumulated   Stockholders'
                                                          Shares    Amount   Paid-In Capital     Deficit        Equity
                                                          ------    ------   ---------------   -----------   ------------
BALANCE AT DECEMBER 31, 1992..........................       100    $3,000           $0          $(110,254)   $(107,254)
  Net loss............................................         0         0            0           (345,517)    (345,517)

                                                          ------    ------   ---------------   -----------   ------------

BALANCE AT DECEMBER 31, 1993..........................       100     3,000            0           (455,771)    (452,771)
  Capital contribution equal to current income
    taxes of S corporation............................         0         0        8,300                  0        8,300
  Net income..........................................         0         0            0            108,467      108,467

                                                          ------    ------   ---------------   -----------   ------------

BALANCE AT DECEMBER 31, 1994..........................       100     3,000        8,300           (347,304)    (336,004)
  Net income..........................................         0         0            0            150,496      150,496
                                                          ------    ------   ---------------   -----------   ------------



BALANCE AT SEPTEMBER 30, 1995.........................       100    $3,000       $8,300          $(196,808)   $(185,508)
                                                          ======    ======   ===============   ===========   ============


                      The accompanying notes to financial statements are an integral part of these statements.

                         SECURITIES COURIER CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                                                    For The Nine
                                                                                                                     Months Ended
                                                                                            For The Years Ended      September 30
                                                                                                December 31
                                                                                              1993         1994          1995
                                                                                            ---------     --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................................        $(345,517)    $108,467     $150,496
  Adjustments to reconcile net income to net cash provided by (used in) operating activities -
     Loss on disposal of equipment..................................................                0            0      198,947
     Depreciation and amortization..................................................          432,263      496,773      162,529
     Decrease in accounts receivable................................................          151,582       56,316       72,788
     (Increase) decrease in prepaid expenses and other current assets...............         (554,378)      44,964       11,099
     (Increase) decrease in other assets............................................         (118,734)      24,661      (73,391)
     Increase (decrease) in accounts payable........................................         (437,831)     139,785       74,105
     Increase (decrease) in accrued expenses and other
       current liabilities..........................................................          182,454      384,523      (65,866)
     Increase (decrease) in deferred revenue........................................          224,812     (388,959)     324,129

                                                                                            ---------     --------     --------

         Net cash provided by (used in) operating activities........................         (465,349)     866,530      854,836

                                                                                            ---------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment............................................................         (284,005)     (81,499)    (130,054)
  Increase (decrease) in stockholder loan receivable................................          368,628       (6,581)     (15,185)
  Capital contribution for taxes of S Corporation...................................                0        8,300            0

                                                                                            ---------     --------     --------

         Net cash provided by (used in) investing activities........................           84,623      (79,780)    (145,239)

                                                                                            ---------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under short-term obligations.............................................         (200,000)           0            0
  Proceeds from long-term debt......................................................        2,097,744      192,000      115,485
  Principal payments under long-term debt and capital lease obligation..............       (1,520,031)    (976,140)    (675,902)

                                                                                            ---------     --------     --------

         Net cash provided by (used in) financing activities........................          377,713     (784,140)    (560,417)

                                                                                            ---------     --------     --------

         Net increase (decrease) in cash and cash equivalents                                  (3,013)       2,610      149,180

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................          $15,928      $12,915       15,525


                                                                                            ---------     --------     --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................          $12,915      $15,525     $164,705

                                                                                            =========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest............................................................         $311,454     $234,066     $137,881
  Cash paid for income taxes........................................................                0        1,464       45,720
                                                                                            =========     ========     ========

                      The accompanying notes to financial statements are an integral part of these statements.

                         SECURITIES COURIER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS





(1)       BUSINESS AND ORGANIZATION:

         Securities  Courier   Corporation  (the  "Company")   provides  courier
services to banks and brokerage firms in New Jersey, New York and Pennsylvania.

         The Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL (the "Merger") on November 27, 1995. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates in the Preparation of the Financial Statements -

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Equipment -

         Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Assets subject to capital leases are amortized over the terms of the leases.

 Deferred Financing Costs -

         Debt issuance costs of $75,234 net of accumulated amortization of $6,270 and $21,317 at December 31, 1993 and 1994, respectively, are included in other assets and other current assets in the accompanying balance sheets and are expensed over the life of the related debt. These costs relate to the refinancing of certain bank loans in 1993.

 Revenue Recognition -

         Revenue is recognized when the shipment is completed and expenses are recognized as incurred. Certain customers pay in advance, giving rise to deferred revenue.

 Income Taxes -

         The Company has elected to be treated for Federal and state income tax purposes as an S Corporation and, accordingly, any income tax liabilities are the responsibility of the stockholders. For purposes of these financial statements, Federal and state income taxes have been provided for the Company as if the Company had filed C Corporation tax returns. The current income tax expense (benefit) is reflected as an adjustment to additional paid-in capital. The Company's S Corporation status terminated with the effective date of the Merger discussed in Note 1.

 Reclassifications-

         Certain reclassifications have been made to prior years' financial statements to conform to the current period presentation.

(3)       PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets consist of the following -

                                                                                        December 31
                                                                                        1993         1994
                                                                                     --------      --------
Prepaid insurance.............................................................       $390,646      $373,700
Prepaid income taxes..........................................................        174,000        99,400
Deferred financing costs......................................................              0        53,917
Other.........................................................................          3,207         1,128

                                                                                     --------      --------

                                                                                     $567,853      $528,145
                                                                                     ========      ========

(4)       EQUIPMENT:

         Equipment consists of the following -

                                                          Useful                 December 31
                                                          Lives           1993              1994
                                                        ---------       ----------       ----------
Transportation equipment...........................     3-5 years       $1,556,330       $1,685,472
Other equipment....................................     3-5 years          114,960           56,027

                                                                        ----------       ----------

                                                                         1,671,290        1,741,499
Less -- Accumulated depreciation and amortization..
                                                                        ----------       ----------
                                                                          (794,312)      (1,264,748)

                                                                        ----------       ----------

                                                                          $876,978         $476,751
                                                                        ==========       ==========


         Leased transportation equipment under capital leases included in equipment above consists of the following -

                                                                                December 31
                                                                           1993            1994
                                                                        ----------       ----------
Equipment..........................................................      $1,263,827      $1,252,616
Less -- Accumulated amortization...................................        (561,764)       (960,570)

                                                                        ----------       ----------

                                                                           $702,063        $292,046
                                                                        ==========       ==========


(5)       OTHER ASSETS:

         Other assets consist of the following -

                                                                                  December 31
                                                                             1993            1994
                                                                        ----------       ----------
Deferred financing costs..............................................     $68,964               $0
Rent receivable.......................................................      40,500           64,500
Other.................................................................       3,000            3,000

                                                                        ----------       ----------

                                                                          $112,464          $67,500
                                                                        ==========       ==========

(6)       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities consist of the following -

                                                                                  December 31
                                                                            1993             1994
                                                                        ----------       ----------
Payroll and related benefits..........................................    $197,396         $604,819
Other accrued liabilities.............................................     260,240          237,340

                                                                        ----------       ----------

                                                                          $457,636         $842,159
                                                                        ==========       ==========



(7)       LONG-TERM DEBT:

         Long-term debt consists of the following -

                                                                             December 31
                                                                        ----------------------
                                                                        1993              1994
                                                                      ----------       ----------
Note payable to bank (a)........................................      $1,368,888      $1,063,443
Note payable to bank (b)........................................         246,269         234,765
Vehicle loans from banks and financing companies (c)............         132,356         127,580
Notes payable to financing company (d)..........................         208,245         173,163
Note payable to insurance company (e)...........................         175,370          55,371
Note payable to investment partnership (f)......................               0          69,441
Capital lease obligations (g)...................................         701,690         324,915

                                                                      ----------       ----------

                                                                       2,832,818       2,048,678
Less -- Current maturities......................................        (900,159)     (1,973,391)

                                                                      ----------       ----------

                                                                      $1,932,659         $75,287
                                                                      ==========       ==========



         (a) Monthly principal payments of $7,779, with a final balloon payment due July 1998, interest rate is at prime (8.5% at December 31, 1994, respectively) plus 1%, collateralized by Company assets. The Company repaid this debt upon the completion of the Merger (see Note 1).

         (b) Monthly principal and interest payments of $1,977, with a final balloon payment due July 1998, interest rate is at 5%, collateralized by Company assets. The Company repaid this debt upon the completion of the Merger (see Note
1).

         (c) Various loans for transportation equipment, aggregate monthly payments of $6,020, final payments due in 1996 and 1997, interest rates ranging from 9% to 9.5%, secured by certain transportation equipment.

         (d) Various notes payable to financing company for financing of Company insurance policies which matured in 1995.

         (e) Note payable to insurance company for workers' compensation premiums, monthly payments of $5,000, noninterest bearing with final payment in October 1995.

         (f) Note payable to D&D Partners with monthly payments of $9,009 with a final payment made in July 1995 and interest at 10%.

         (g) Various lease obligations for transportation equipment, maturing in 1995 and 1997, interest is imputed at 9%, secured by vehicles under these lease obligations.

         The aggregate amounts of annual principal maturities of long-term debt (excluding capital lease obligations) are as follows -

                                                                                             December 31
                                                                                              ----------
1995...............................................................................           $1,663,460
1996...............................................................................               44,765
1997...............................................................................               15,538
                                                                                              ----------

         Total.....................................................................           $1,723,763
                                                                                              ==========


         The Company leases certain transportation equipment under capital lease agreements which expire at various dates. Minimum annual payments under capital leases are as follows -

                                                                                             December 31
                                                                                              ----------
1995.................................................................................          $321,171
1996.................................................................................             6,336
1997.................................................................................            10,439
                                                                                              ----------


          Total minimum payments.....................................................           337,946
Less -- Amounts representing interest................................................           (13,031)

                                                                                              ----------

         Net minimum payments........................................................           324,915
Less -- Current portion of obligations under capital leases..........................          (309,931)

                                                                                              ----------

Long-term portion of obligations under capital leases................................           $14,984
                                                                                              ==========

(8)    INCOME TAXES:

         The following income tax information is presented in accordance with Statement of Financial Accounting Standard No. 109 as if the Company had been subject to Federal and state income taxes throughout the periods presented.

         The components of the provision for income taxes are as follows -

                                                                                                For The Nine
                                                                                               Months Ended
                                                                        December 31            September 30,
                                                                    1993           1994             1995
                                                                    ---------    --------         --------

Federal...................................................          $(174,000)    $82,900          $77,756
State.....................................................              7,800      24,100           22,574

                                                                    ---------    --------         --------

                                                                    $(166,200)   $107,000         $100,330
                                                                    =========    ========         ========



         The differences in federal income taxes provided and the amounts determined by applying the statutory tax rate (34%) to income before income taxes result from the following -

                                                                                              For The Nine
                                                                                              Months Ended
                                                                        December 31           September 30,
                                                                    1993         1994             1995
                                                                  ---------    --------         --------

Income tax (benefit) at statutory rate....................        $(174,000)    $73,300          $85,300
Add -
  State income taxes net of Federal benefit...............            5,100      15,900           14,900
  Nondeductible expenses..................................            2,700      17,700              130
  Other...................................................                0         100                0

                                                                  ---------    --------         --------

                                                                  $(166,200)   $107,000         $100,330
                                                                  ---------    --------         --------

(9)       COMMITMENTS AND CONTINGENCIES:

Litigation -

         The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

 Commitments -

         The Company leases, under operating leases, office and transportation equipment with lease terms of greater than one year. Rent expense related to these leases amounted to $1,626,384, $1,346,947 and $1,348,192 for the years ended December 31, 1993 and 1994 and the nine months ended September 30, 1995, respectively.

         The approximate minimum annual rental commitments of the Company, under existing lease agreements, over the next five years, are as follows -

                                                                                                      December 31
                                                                                                   ------------------
1995..........................................................................................            $273,568
1996..........................................................................................             196,657
1997..........................................................................................             189,750
1998..........................................................................................             189,750
1999..........................................................................................             189,750
Thereafter....................................................................................                   0

                                                                                                   ------------------

                                                                                                        $1,039,475
                                                                                                   ==================


(10)      RELATED PARTY TRANSACTIONS:

 Leasing Transactions -

         The Company leases transportation equipment from a company which is partially owned by a stockholder. Lease expense related to these transactions was approximately $1,200,000, $425,000 and $169,000, for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

 Related Party Receivables -

         The Company had a noninterest bearing loan receivable from its president and majority stockholder of $2,019,592 and $2,026,173 at December 31, 1993 and 1994, respectively. The loan, which has no repayment terms, was repaid in conjunction with the acquisition of the Company's common stock by CDL and the initial public offering of CDL's common stock (see Note 1).

(11)      ACQUISITIONS:

         In March 1995, the Company signed a contract with an entity to provide services to the Company such as labor, vehicles, insurance coverage and other costs relative to the courier aspect of the business. The results of operations and financial position of this entity have been included in the accompanying financial statements since that entity's inception.

(12)      SIGNIFICANT CUSTOMERS:

         Included  in  revenues   are  three   customers   who   accounted   for
approximately 72%, 68%, and 75% of revenues for the years ended December 31, 1993 and 1994, and for the nine months ended September 30, 1995, respectively.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                NATIONAL COURIER, INC. AND NATIONAL EXPRESS, INC.
                             COMBINED BALANCE SHEETS


                                     ASSETS
                                                                                                               December 31
                                                                                                          1993            1994
CURRENT ASSETS:
  Cash and cash equivalents....................................................................            $164,044         $84,786
  Accounts receivable, less allowance of $59,000 in 1993 and $45,000 in 1994 for
  doubtful accounts (Note 7)...................................................................           1,530,665       1,886,398
  Prepaid expenses and other current assets (Note 3)...........................................             197,955         317,324

                                                                                                     ---------------   ------------

         Total current assets..................................................................           1,892,664       2,288,508
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 4)......................................             300,913         303,632
OTHER ASSETS (Note 5)..........................................................................              21,920         183,613

                                                                                                     ---------------   ------------

         Total assets..........................................................................          $2,215,497      $2,775,753

                                                                                                     ===============   ============



                                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit (Note 7)...........................................................            $638,784        $834,825
  Accounts payable.............................................................................             513,671         756,119
  Accrued expenses and other current liabilities (Note 6)......................................             434,028         342,656
  Due to stockholders (Note 12)................................................................                   0          17,998

                                                                                                     ---------------   ------------

         Total current liabilities.............................................................           1,586,483       1,951,598

                                                                                                     ---------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY  (Note 11):
  Common stock.................................................................................              23,400          23,400
  Additional paid-in capital...................................................................             129,019         193,821
  Retained earnings............................................................................             476,595         606,934

                                                                                                     ---------------   ------------

         Total stockholders' equity............................................................             629,014         824,155

                                                                                                     ---------------   ------------

         Total liabilities and stockholders' equity............................................          $2,215,497      $2,775,753
                                                                                                     ===============   ============



                The accompanying notes to combined financial statements are an integral part of these balance sheets.

                NATIONAL COURIER, INC. AND NATIONAL EXPRESS, INC.
                        COMBINED STATEMENTS OF OPERATIONS



                                                                                                                   For The Nine
                                                                                                                  Months Ended
                                                                                    For The Years Ended            September 30
                                                                                  1993              1994               1995
                                                                               -----------       -----------       -----------

REVENUES (Notes 2 and 13).............................................         $12,472,258       $15,018,440       $11,995,900
COST OF REVENUES......................................................           7,456,230         9,345,411         7,359,690

                                                                               -----------       -----------       -----------

  Gross profit........................................................           5,016,028         5,673,029         4,636,210
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 8).................

                                                                                 4,942,313         5,248,339         4,495,705

                                                                               -----------       -----------       -----------

         Operating income ............................................              73,715           424,690           140,505



OTHER INCOME AND EXPENSE:
  Sale of division (Note 14)..........................................             337,027                 0                 0
  Other expense ......................................................            (133,510)         (171,175)          (92,235)
  Interest expense....................................................             (46,517)          (48,541)          (67,323)

                                                                               -----------       -----------       -----------

                                                                                   157,000          (219,716)         (159,558)

                                                                               -----------       -----------       -----------

         Income (loss) before income taxes............................             230,715           204,974           (19,053)

PRO FORMA PROVISION FOR (BENEFIT FROM) INCOME TAXES (Notes 2 and 9)...              94,035            74,635           (21,016)

                                                                               -----------       -----------       -----------

         Net income...................................................            $136,680          $130,339            $1,963
                                                                               ===========       ===========       ===========

                  The accompanying notes to combined financial statements are an integral part of these statements.

                NATIONAL COURIER, INC. AND NATIONAL EXPRESS, INC.
                   COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994
                AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995


                                                                 Common Stock
                                                            ----------------------                                     Total
                                                                  (Note 11)          Additional      Retained       Stockholders'
                                                              Shares     Amount    Paid-In Capital   Earnings          Equity


BALANCE AT DECEMBER 31, 1992.............................       20,340     $23,400      $37,637       $371,247          $432,284
  Distributions to stockholders..........................            0           0            0        (31,332)          (31,332)
  Capital contribution equal to current income taxes
     of S corporations...................................            0           0       91,382              0            91,382
  Net income.............................................            0           0            0        136,680           136,680

                                                            ----------   ---------    ---------     ----------        ----------

BALANCE AT DECEMBER 31, 1993.............................       20,340      23,400      129,019        476,595           629,014
  Capital contribution equal to current income taxes
     of S corporations...................................            0           0       64,802              0            64,802
  Net income.............................................            0           0            0        130,339           130,339

                                                            ----------   ---------    ---------     ----------        ----------

BALANCE AT DECEMBER 31, 1994.............................       20,340      23,400      193,821        606,934           824,155
  Distributions to stockholders..........................            0           0      (76,370)             0           (76,370)
  Charge to capital in an amount equal to current
     income tax benefit of S corporations................            0           0      (27,760)             0           (27,760)
  Net income.............................................            0           0            0          1,963             1,963

                                                            ----------   ---------    ---------     ----------        ----------

BALANCE AT SEPTEMBER 30, 1995............................       20,340     $23,400      $89,691       $608,897          $721,988
                                                            ==========   =========    =========     ==========        ==========

                  The accompanying notes to combined financial statements are an integral part of these statements.

                NATIONAL COURIER, INC. AND NATIONAL EXPRESS, INC.
                        COMBINED STATEMENTS OF CASH FLOWS


                                                                                                                     For The Nine
                                                                                            For The Years Ended      Months Ended
                                                                                                December 31          September 30
                                                                                                -----------          ------------
                                                                                              1993        1994           1995
                                                                                              ----        ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................................         $136,680     $130,339      $1,963

                                                                                          ------------ ----------- --------------

  Adjustments to reconcile net income to net cash provided by (used in) operating activities -
       Loss on disposal of equipment and leasehold improvements.....................            7,871        7,186           0
       Depreciation and amortization of equipment and leasehold improvements                  112,510      106,354     113,345
       Charge to capital in an amount equal to current income tax
           benefit of S corporations................................................           91,382       64,802     (27,760)
       Changes in operating assets and liabilities -
         Increase in accounts receivable............................................         (101,589)    (355,733)   (343,001)
         (Increase) decrease in prepaid expenses and other current assets..........           270,716     (119,369)    138,348
         (Increase) decrease in other assets........................................          118,853     (161,693)    (32,804)
         Increase (decrease) in accounts payable ...................................         (182,944)     242,448      59,646
         Increase (decrease) in accrued expenses and other current liabilities......           89,136      (91,372)     32,948
         Increase (decrease) in due to stockholders.................................                0       17,998     (17,998)

                                                                                          ------------ ----------- --------------

         Total adjustments..........................................................          405,935     (289,379)    (77,276)

                                                                                          ------------ ----------- --------------

         Net cash provided by (used in) operating activities........................          542,615     (159,040)    (75,313)

                                                                                          ------------ ----------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements.................................      ------------ ----------- --------------
                                                                                              (86,280)    (116,259)   (133,103)

                                                                                          ------------ ----------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings...............................................          200,000      196,041     123,630
  Principal payments of short-term obligations......................................         (500,000)           0           0
  Distributions to stockholders.....................................................          (31,332)           0     (76,370)
  Principal payments under capital lease obligations................................          (21,596)           0           0

                                                                                          ------------ ----------- --------------

         Net cash provided by (used in) financing activities........................         (352,928)     196,041     123,630

                                                                                          ------------ ----------- --------------

         Net increase (decrease) in cash and cash equivalents.......................          103,407      (79,258)    (84,786)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................           60,637      164,044      84,786

                                                                                          ------------ ----------- --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................         $164,044      $84,786          $0

                                                                                          ============ =========== ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest.......................................................................          $46,517      $48,541     $65,235
     Income taxes...................................................................            1,567        1,514      90,101
                                                                                          ============ =========== ==============

                  The accompanying notes to combined financial statements are an integral part of these statements.

                NATIONAL COURIER, INC. AND NATIONAL EXPRESS, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS




(1)       BUSINESS AND ORGANIZATION:

         The accompanying combined financial statements include the accounts of National Courier, Inc. and National Express, Inc. (collectively, the "Company"). The Company provides courier and package delivery services to most major cities in the United States utilizing public carriers and out-of-town courier services.

         The Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL (the "Merger") on November 27, 1995. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis Of Presentation -

         The companies discussed in Note 1 were under the common control of the two stockholders. All significant intercompany transactions have been eliminated in combination.

Use of Estimates in the Preparation of the Financial Statements -

         The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Equipment And Leasehold Improvements -

         Equipment is recorded at cost. Leasehold improvements are amortized over the lives of the respective leases or the lives of the improvements, whichever is shorter. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

 Revenue Recognition -

         Revenue is recognized when the shipment is completed and expenses are recognized as incurred.

 Income Taxes -

         The Company has elected to be treated for Federal and state income tax purposes as an S Corporation and, accordingly, any income tax liabilities are the responsibility of the stockholders. For purposes of these financial statements, Federal and state income taxes have been provided for the Company as if the Company had filed C Corporation tax returns. The current income tax expense (benefit) is reflected as an adjustment to additional paid-in capital. The Company's S Corporation status terminated with the effective date of the Merger discussed as in Note 1.

Reclassifications -

         Certain reclassifications have been made to the prior years' financial statements to conform to the current period presentation.

(3)       PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets consist of the following -

                                                                                            December 31
                                                                                         1993          1994
                                                                                     ------------- ------------
Supplies........................................................................          $138,974     $111,392
Prepaid insurance...............................................................            50,059       28,753
Other...........................................................................             8,922      177,179

                                                                                     ------------- ------------

                                                                                          $197,955     $317,324
                                                                                     ============= ============


(4)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

         Equipment and leasehold improvements consist of the following -

                                                                                        December 31
                                                                Useful Lives       1993             1994
                                                                ------------       ----             ----
Office equipment..........................................       5-7 years         $869,798        $910,982
Leasehold improvements....................................        3 years           358,368         368,705

                                                                              ---------------  ------------

                                                                                  1,228,166       1,279,687
Less- Accumulated depreciation and amortization...........                         (927,253)       (976,055)

                                                                              ---------------  ------------

                                                                                   $300,913        $303,632


(5)       OTHER ASSETS:

         Other assets consist of the following -

                                                                                            December 31
                                                                                         1993         1994
                                                                                      -----------  ---------
Deferred software costs.........................................................        $15,633      $61,622
Security deposits...............................................................          6,287       50,081
Maintenance agreements..........................................................              0       71,910

                                                                                      -----------  ---------

                                                                                        $21,920     $183,613
                                                                                      ===========  =========


         Certain development costs related to computer software have been capitalized and are included in other assets. Amortization is computed on a straight-line basis over the estimated economic life of the asset, generally three years.

(6)       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities consist of the following -

                                                                                            December 31
                                                                                         1993          1994
                                                                                     -------------  ----------
Accrued payroll and payroll taxes.............................................          $417,359      $323,812
Other current liabilities.....................................................            16,669        18,844

                                                                                     -------------  ----------

                                                                                        $434,028      $342,656
                                                                                     =============  ==========

(7)       REVOLVING LINES OF CREDIT:

         Borrowings outstanding under revolving lines of credit from a bank, which are secured by the Company's accounts receivable and the personal guarantee of the owners, were $638,784 and $834,825 at December 31, 1993 and 1994, respectively. The lines of credit expire on May 1, 1996. Interest is at the bank's prime lending rate plus 3/4% (9 1/4% at December 31, 1994). Short-term borrowings under the lines are as follows -

                                                                                                         For The Nine
                                                                               For The Years Ended      Months Ended
                                                                                   December 31           September 30
                                                                                   -----------           ------------
                                                                                1993          1994           1995
                                                                                ----          ----           ----
Average amount outstanding during the period (total of monthly outstanding
  principal balances divided by the number of months).................           $652,910     $849,566         $952,380
Weighted average interest rate during the period (actual interest expense on short-term borrowings divided by average short-term borrowings
  outstanding)........................................................              7.05%        7.70%            9.61%

(8)       EMPLOYEE BENEFIT PLANS:

         During 1994, the Company established a 401(k) profit sharing plan covering substantially all full-time employees of the Company who have one year of service and are age twenty-one or older. At its discretion, the Company can contribute up to 25% of participant contributions up to a maximum of 6% of the eligible employee's salary. The Company recorded charges of $9,775 and $8,588 for matching contributions for the year ended December 31, 1994 and nine months ended September 30, 1995.

(9)       INCOME TAXES:

         The following income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109 as if the Company had been subject to Federal and state income taxes throughout the periods presented. The components of the provision for (benefits from) income taxes are summarized as follows -

                                                                                                   For The Nine
                                                                          For The Years Ended     Months Ended
                                                                              December 31         September 30
                                                                           1993        1994            1995
                                                                           ----        ----            ----

Federal............................................................         $72,845     $59,737       $(16,287)
State..............................................................          21,190      14,898         (4,729)

                                                                        -----------   ---------     ----------

                                                                            $94,035     $74,635       $(21,016)
                                                                        ===========   =========     ==========


         The differences in federal income taxes provided and the amounts determined by applying the statutory tax rate (34%) to income (loss) before income taxes result from the following -

                                                                                                        For The Nine
                                                                              For The Years Ended      Months Ended
                                                                                  December 31           September 30
                                                                                  -----------           ------------
                                                                               1993         1994            1995
                                                                               ----         ----            ----

Income tax (benefit) at statutory rate................................          $78,443      $69,691        $(6,478)
Add (deduct) -
  State income taxes, net of Federal benefit..........................           13,985        9,833         (3,121)
  Nondeductible expenses and other....................................            1,607      (4,889)        (11,147)

                                                                                -------      -------       --------

         Income tax (benefit) expense.................................          $94,035      $74,635       $(21,016)
                                                                                =======      =======       ========

(10)     COMMITMENTS AND CONTINGENCIES:

Litigation -

         The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

Commitments -

         The Company leases office space and equipment under operating leases with lease terms of greater than one year. For the years ended December 31, 1993 and 1994 and the nine months ended September 30, 1995, rent expense amounted to $268,448, $222,613 and $173,166 , respectively.

         The approximate minimum annual rental commitments of the Company, under existing lease agreements, are as follows -

                                                                                                  December 31
                                                                                               -----------------
1995......................................................................................          $159,628
1996......................................................................................           161,628
1997......................................................................................            99,939
1998......................................................................................            12,168
1999......................................................................................            12,168
Thereafter................................................................................           121,680

                                                                                               -----------------

                                                                                                    $567,211
                                                                                               =================

(11)      COMMON STOCK:

         Common stock of each of the combined entities at December 31, 1993 and 1994, is as follows -

                                                                                                Shares
                                                                  Par                         Issued and       Common
                                                                   Value      Authorized      Outstanding       Stock
                                                                              -----------     ----------       ---------
National Courier, Inc..........................................     $10          3,000              340           $3,400
National Express, Inc..........................................      1          50,000           20,000           20,000

                                                                              -----------     ----------       ---------

                                                                                53,000           20,340          $23,400
                                                                              ===========     ==========       =========

(12)      RELATED PARTY TRANSACTIONS:

         At December 31, 1994, the Company had a noninterest bearing loan payable to its stockholders of $17,998 which was repaid during the nine months ended September 30, 1995.

         National leases transportation equipment from a company which is partially owned by its stockholders. Lease expense related to these transactions was approximately $184,300, $162,600, and $112,200 for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

         National rents office space in a building owned by a stockholder. Rent expense related to these transactions was approximately $73,200, $75,200 and $64,200 for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

(13)      SIGNIFICANT CUSTOMERS:

         Included in revenues is one customer who accounted for approximately 10% of revenues in 1994. No other customer individually accounted for more than 10% of the Company's revenues for the years ended December 31, 1993 or 1994 or the nine months ended September 30, 1995.

(14)      SALE OF DIVISION:

         Included in other income and expense in 1993 are the results of operations of the Company's former Air Courier Division. In December 1992 the Company decided to restructure its Air Courier Division and in connection therewith sold such business in April 1993. Proceeds of the sale were approximately $760,000 and were offset by disposal costs of approximately $456,000.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                 SILVER STAR EXPRESS, INC. AND RELATED COMPANIES

                             COMBINED BALANCE SHEETS



                                     ASSETS
                                                                                                             December 31
                                                                                                         1993           1994
                                                                                                        ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents....................................................................           $733,088     $1,329,070
  Accounts receivable..........................................................................          1,057,234        835,281
  Prepaid expenses and other current assets (Note 3)...........................................            114,514        179,486
  Stockholder receivables (Note 13)............................................................            113,466        167,434
  Notes receivable - current (Note 4)..........................................................             64,500        168,513

                                                                                                        ----------     ----------

         Total current assets..................................................................          2,082,802      2,679,784
EQUIPMENT, net (Notes 2, 5 and 8)..............................................................            794,105        650,350
NOTES RECEIVABLE (Note 4)......................................................................              5,000         36,000
OTHER ASSETS (Note 6)..........................................................................            211,064         53,600

                                                                                                        ----------     ----------

          Total assets.........................................................................         $3,092,971     $3,419,734

                                                                                                        ==========     ==========



                                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 8)...................................................           $187,348       $195,727
  Accounts payable.............................................................................            134,287        160,114
  Accrued expenses and other current liabilities (Note 7)......................................            573,232        445,783

                                                                                                        ----------     ----------

          Total current liabilities............................................................            894,867        801,624

                                                                                                        ----------     ----------

LONG-TERM DEBT (Note 8)........................................................................            589,826        394,099

                                                                                                         ----------     ----------

DEFERRED INCOME TAXES (Note 10)................................................................             32,052         55,771

                                                                                                        ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (Note 12):
  Common stock.................................................................................              1,550          1,550
  Additional paid-in capital...................................................................            713,546        983,991
  Retained earnings............................................................................            861,130      1,182,699

                                                                                                        ----------     ----------

          Total stockholders' equity...........................................................          1,576,226      2,168,240

                                                                                                        ----------     ----------

          Total liabilities and stockholders' equity...........................................         $3,092,971     $3,419,734
                                                                                                        ==========     ==========

                The accompanying notes to combined financial statements are an integral part of these balance sheets.

                 SILVER STAR EXPRESS, INC. AND RELATED COMPANIES
                          COMBINED STATEMENTS OF INCOME


                                                                                                                       For The Nine
                                                                                           For The Years Ended         Months Ended
                                                                                               December 31             September 30
                                                                                               -----------             ------------
                                                                                          1993            1994             1995
                                                                                        -----------     -----------      -----------

REVENUES (Notes 2 and 14).......................................................        $14,972,465     $15,139,278      $10,142,990
COST OF REVENUES................................................................         11,423,611      11,113,019        7,675,631

                                                                                        -----------     -----------      -----------

         Gross profit...........................................................          3,548,854       4,026,259        2,467,359
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 9)...........................          2,930,762       3,440,729        2,057,201

                                                                                        -----------     -----------      -----------

         Operating income.......................................................            618,092         585,530          410,158

                                                                                        -----------     -----------      -----------

OTHER INCOME AND EXPENSE:
  Other income (expense) (Note 4)...............................................             31,859         249,830          92,556
  Interest expense..............................................................            (69,830)        (73,682)        (42,046)

                                                                                        -----------     -----------      -----------

                                                                                            (37,971)        176,148          50,510

                                                                                         -----------     -----------      ----------

         Income before income taxes.............................................            580,121         761,678         460,668
PRO FORMA PROVISION FOR INCOME TAXES (Notes 2 and 10)...........................            234,297         310,609         184,267

                                                                                        -----------     -----------      -----------

         Net income.............................................................           $345,824        $451,069        $276,401
                                                                                        ===========     ===========      ===========


                  The accompanying notes to combined financial statements are an integral part of these statements.

                 SILVER STAR EXPRESS, INC. AND RELATED COMPANIES
                   COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                                            Common Stock      Additional                                  Total
                                                             (Note 12)         Paid-In        Retained     Treasury   Stockholders'
                                                          Shares   Amount      Capital        Earnings       Stock        Equity
                                                          ------   -------      --------       --------      --------    ----------
BALANCE AT DECEMBER 31, 1992........................       1,170    $1,800      $524,672       $692,743      $(20,912)   $1,198,303
  Distributions to stockholders.....................           0         0             0       (177,437)            0      (177,437)
  Capital contribution equal to the current income
    taxes of S corporation..........................           0         0       209,536              0             0       209,536
  Retirement of treasury stock......................         (25)     (250)      (20,662)             0        20,912             0
  Net income........................................           0         0             0        345,824             0       345,824

                                                          ------   -------      --------       --------      --------    ----------

BALANCE AT DECEMBER 31, 1993........................       1,145     1,550       713,546        861,130             0     1,576,226
  Distributions to stockholders.....................           0         0             0       (129,500)            0      (129,500)
  Capital contribution equal to the current income
    taxes of S corporation..........................           0         0       270,445              0             0       270,445
  Net income........................................           0         0             0        451,069             0       451,069

                                                          ------   -------      --------       --------      --------    ----------

BALANCE AT DECEMBER 31, 1994........................       1,145     1,550       983,991      1,182,699             0     2,168,240
  Distributions to stockholders.....................           0         0       (39,653)    (1,459,100)            0    (1,498,753)
  Capital contribution equal to the current income
    taxes of S corporation..........................           0         0       144,170              0             0       144,170
  Net income........................................           0         0             0        276,401             0       276,401
                                                          ------   -------      --------       --------      --------    ----------

BALANCE AT SEPTEMBER 30, 1995.......................       1,145    $1,550    $1,088,508             $0            $0    $1,090,058
                                                          ======   =======    ==========       ========      ========    ==========

                  The accompanying notes to combined financial statements are an integral part of these statements.

                 SILVER STAR EXPRESS, INC. AND RELATED COMPANIES
                        COMBINED STATEMENTS OF CASH FLOWS

                                                                                                                        For The Nine
                                                                                               For The Years Ended      Months Ended
                                                                                                    December 31         September 30
                                                                                                 1993        1994           1995
                                                                                               --------   ---------         -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................................       $345,824    $451,069        $276,401
  Adjustment to reconcile net income to net cash provided by operating activities-
  Loss on disposal of equipment.........................................................              0      40,369          17,176
  Depreciation and amortization.........................................................        138,240     186,990         182,070
  Gain on terminal sales................................................................              0    (163,585)              0
  Deferred income tax expense...........................................................         12,722      23,719          10,200
  Current income taxes of S Corporation.................................................        209,536     270,445         144,170
  Changes in operating assets and liabilities -
    (Increase) decrease in -
      Accounts receivable, net..........................................................       (348,115)    221,953         229,625
      Prepaid expenses and other current assets.........................................         29,792     (64,972)       (185,537)
      Other assets......................................................................         50,285     157,464          (8,700)
    Increase (decrease) in -
      Accounts payable and accrued liabilities..........................................        (65,310)   (101,622)         82,392

                                                                                               --------   ---------         -------

           Net cash provided by operating activities....................................        372,974   1,021,830         747,797

                                                                                               --------   ---------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment...................................................       (428,549)    (85,019)        (83,792)
  Proceeds from terminal sales..........................................................              0      93,000               0
  (Advances to) repayments from stockholders............................................         12,862     (53,968)         35,753
  (Increase) decrease in notes receivable...............................................         48,000     (63,013)         43,351

                                                                                               --------   ---------         -------

           Net cash used in investing activities........................................       (367,687)   (109,000)         (4,688)

                                                                                               --------   ---------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:......
  Principal payments on long-term debt..................................................       (397,974)   (187,348)       (170,657)
  Proceeds from long-term borrowings....................................................        326,928           0               0
  Distributions to stockholders.........................................................       (177,437)   (129,500)     (1,498,753)

                                                                                                --------   ---------         -------

           Net cash used in financing activities........................................       (248,483)   (316,848)     (1,669,410)

                                                                                               --------   ---------         -------

           Net increase (decrease) in cash and cash equivalents.........................       (243,196)    595,982        (926,301)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................................        976,284     733,088       1,329,070

                                                                                               --------   ---------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................       $733,088  $1,329,070        $402,769

                                                                                               ========   =========         =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest................................................................        $69,829     $73,682         $45,363
                                                                                               ========   =========         =======

                  The accompanying notes to combined financial statements are an integral part of these statements.

                 SILVER STAR EXPRESS, INC. AND RELATED COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS



(1)       BUSINESS AND ORGANIZATION:

         The accompanying combined financial statements include the accounts of Silver Star Express, Inc., Silver Star Express North, Inc., All World Brokers, Inc., and Parcel Delivery Company of Florida, Inc. (collectively, the "Company"). The Company provides delivery and distribution services in ten states.

         The Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL (the "Merger") on November 27, 1995. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the Common Stock of CDL.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation -

         The companies discussed in Note 1 were under the common control of two stockholders. All significant intercompany transactions have been eliminated in combination.

Use of Estimates in the Preparation of the Financial Statements -

         The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Equipment -

         Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

 Revenue Recognition -

         Revenue is recognized when the shipment is completed and expenses are recognized as incurred.

 Income Taxes -

         The Company (except for Parcel Delivery Company of Florida, Inc., a C Corporation) has elected to be treated for Federal and state income tax purposes as an S Corporation and, accordingly, any income tax liabilities are the responsibility of the stockholders. For purposes of these financial statements, Federal and state income taxes have been provided for the Company as if the Company had filed C Corporation tax returns. The current income tax expense is reflected as an increase to additional paid-in capital. The Company's S Corporation status terminated with the effective date of the Merger discussed in
Note 1.

 Reclassifications-

         Certain reclassifications have been made to prior years' financial statements to conform to the current period presentation.

(3)       PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets consist of the following -

                                                                                                 December 31
                                                                                             1993          1994
                                                                                            --------      --------
Prepaid insurance.............................................................               $94,969      $108,179
Other receivables.............................................................                 7,696        52,430
Other.........................................................................                11,849        18,877

                                                                                            --------      --------

                                                                                            $114,514      $179,486
                                                                                            ========      ========

(4)       NOTES RECEIVABLE:

         Notes receivable consist of the following -

                                                                                                December 31
                                                                                             1993         1994
                                                                                          --------      --------
Note receivable (a)............................................................                 $0       $72,000
Note receivable (b)............................................................             34,500             0
Note receivable (c)............................................................             35,000         5,000
Note receivable (d)............................................................                  0       100,000
Other note receivable..........................................................                  0        27,513

                                                                                          --------      --------

                                                                                            69,500       204,513
  Less -- Current portion......................................................             64,500       168,513

                                                                                          --------      --------

                                                                                            $5,000       $36,000
                                                                                          ========      ========

(a) In 1994, the Company sold distribution routes, customer lists and related equipment in certain terminals in Ashland, Massachusetts and Bloomfield, Connecticut. In connection with this sale, the Company received a non-interest bearing note receivable in the amount of $72,000, payable in 24 monthly installments of $3,000 commencing February 1995. The Company recorded a gain on the sale of approximately $164,000 which is included in other income in the accompanying 1994 combined statement of income.

(b) In 1992, the Company sold distribution routes, customer lists and related equipment in certain terminals in Ames, Iowa; Bloomington, Illinois; Davenport, Iowa; and Omaha, Nebraska. In connection with this sale, the Company received a non-interest bearing note receivable in the amount of $59,000, payable $5,000, three months from the closing date and thereafter in 36 monthly installments of $1,500 commencing December 1992. As of December 31, 1994, the note was paid in full. In connection with this sale, the Company entered into a three year noncompete agreement, as defined, with the purchaser.

(c) In 1992, the Company sold distribution routes, customer lists and related equipment in a terminal in Chicago, Illinois. In connection with this sale, the Company received a non-interest bearing note receivable in the amount of $75,000, payable in 30 monthly installments of $2,500 commencing September 1992. In connection with this sale, the Company entered into a three year noncompete agreement, as defined, with the purchaser.

(d) This note is receivable from an affiliate through common ownership. Interest is payable semiannually at 8% and the principal is due on demand.

(5)       EQUIPMENT:

         Equipment consists of the following -

                                                                                Useful              December 31
                                                                                 Lives         1993             1994
                                                                                -------      ---------       ---------

Transportation equipment.................................                       5 years       $935,079        $973,299
Office equipment.........................................                       5 years         72,608          82,489
Other equipment..........................................                       5 years         57,045          18,005

                                                                                             ---------       ---------

                                                                                             1,064,732       1,073,793
Less --Accumulated depreciation..........................                                     (270,627)       (423,443)

                                                                                             ---------       ---------

                                                                                              $794,105        $650,350
                                                                                             =========       =========


 (6)      OTHER ASSETS:

         Other assets consist of the following -

                                                                                            December 31
                                                                                         1993         1994
                                                                                       --------       -------
Security deposits..............................................................         $54,495       $53,600
Other..........................................................................         156,569             0

                                                                                       --------       -------

                                                                                       $211,064       $53,600
                                                                                       ========       =======



(7)       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities consist of the following -

                                                                                            December 31
                                                                                         1993          1994
                                                                                       --------       -------
Payroll and payroll related costs.............................................         $391,977      $331,052
Other accrued liabilities.....................................................          181,255       114,731

                                                                                       --------       -------

                                                                                       $573,232      $445,783
                                                                                       ========      ========

(8)    LONG-TERM DEBT:

         Long-term debt consists of the following -

                                                                                      December 31
                                                                                 1993             1994
                                                                                --------        --------
Note payable (a)......................................................           $75,000         $75,000
Note payable (a)......................................................           112,500          62,500
Equipment notes payable (b)...........................................           586,477         452,326
Other.................................................................             3,197               0

                                                                                --------        --------

                                                                                 777,174         589,826
Less -- Current maturities............................................          (187,348)       (195,727)

                                                                                --------        --------

                                                                                $589,826        $394,099
                                                                                ========        ========

(a) In 1992, the Company purchased certain rights to distribute products from a significant customer. In connection with this purchase, the Company issued a $75,000 promissory note ("Note Payable 1") and received a $250,000 working capital loan ("Note Payable 2") from the customer. Note Payable 1 is payable at maturity, January 1997, and interest is payable annually at 8.5%. Note Payable 2 is payable in quarterly installments of $12,500, bears interest at 13.7% and matures in February 1997. Both notes are secured by the accounts receivable of the Company and there are no prepayment penalties.

(b) These notes were issued at various dates to provide vehicle and equipment financing for the Company. The notes secured by the vehicles and equipment purchased are payable in monthly principal and interest installments aggregating $14,818 in 1993 and 1994, respectively, and mature through December 1997. The notes bear interest at rates ranging from 8.24% to 8.50%.

         The aggregate amounts of annual principal maturities of long-term debt are as follows -

                                                                                               December 31
                                                                                              ---------------
1995..................................................................................            $195,727
1996..................................................................................             170,802
1997..................................................................................             223,297
                                                                                              ---------------


        Total.........................................................................            $589,826
                                                                                              ===============

(9)       EMPLOYEE BENEFIT PLANS:

         The Company maintains a 401(k) profit sharing plan covering substantially all full-time employees who have completed one year of service and are age twenty-one or older. At its discretion, the Company can contribute up to 25% of participant contributions up to a maximum of 6% of the eligible employee's salary. The Company recorded charges $22,855, $23,040 and $13,628 for matching contributions to the plan for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

(10)      INCOME TAXES:

         The following income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to Federal and state income taxes throughout the periods presented.

         The components of the provision for income taxes are as follows -

                                                                                                      For The Nine
                                                                           For The Years Ended       Months Ended
                                                                               December 31            September 30
                                                                               -----------            ------------
                                                                              1993         1994             1995
                                                                            --------      --------        --------

Federal -
  Current.........................................................          $168,779      $216,898        $132,607
  Deferred........................................................            12,722        23,719          10,200
State.............................................................            52,796        69,992          41,460

                                                                            --------      --------        --------

                                                                            $234,297      $310,609        $184,267
                                                                            ========      ========        ========


         The differences in Federal income taxes provided and the amounts determined by applying the statutory tax rate (34%) to income before income taxes result from the following -

                                                                                                              For The Nine
                                                                                    For The Years Ended      Months Ended
                                                                                        December 31           September 30
                                                                                        -----------           ------------
                                                                                       1993         1994              1995
                                                                                     --------      --------         --------

Income tax at statutory rate...............................................          $197,241      $258,971         $156,627
Add -
  State income taxes, net of Federal benefit...............................            34,845        46,195           27,364
  Nondeductible expenses...................................................             2,211         5,443              276

                                                                                     --------      --------         --------

Income tax expense.........................................................          $234,297      $310,609         $184,267
                                                                                     ========      ========         ========


         At December 31, 1993 and 1994, the Company had deferred income tax liabilities of $32,052 and $55,771, respectively. The deferred income tax liabilities resulted primarily from accelerated depreciation for tax purposes and accrued expenses being deductible for tax purposes in future periods.

(11)      COMMITMENTS AND CONTINGENCIES:

 Litigation -

         The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

Commitments-

         The Company leases office and warehouse space under operating leases with lease terms of greater than one year. For the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995 rent expense amounted to $443,723, $491,256, and $317,606, respectively.

         The approximate minimum annual rental commitments of the Company, under existing lease agreements, are as follows -

                                                                                                 December 31
                                                                                              ------------------
1995.....................................................................................           $218,534
1996.....................................................................................            147,600
1997.....................................................................................             56,400

                                                                                              ------------------

                                                                                                    $422,534
                                                                                              ==================

         In addition to the operating leases above, the Company leases delivery equipment under operating leases for which lease terms are committed for a period of one year from the inception of the lease and on a month-to-month basis thereafter. For the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, rent expense related to these leases amounted to $272,823, $281,284, and $158,416, respectively.

(12)      COMMON STOCK:

         Common stock of each of the combined entities at December 31, 1993 and 1994 is as follows -

                                                                                     Shares
                                                                   Par Value                    Issued and     Common
                                                                               Authorized       Outstanding      Stock
                                                                                 ------             -----        ------
Silver Star Express, Inc........................................      $10           100                20          $200

Silver Star Express North, Inc..................................        1         1,000               100           100

All World Brokers, Inc..........................................       10           100                25           250

Parcel Delivery Company of Florida, Inc.........................        1        10,000             1,000         1,000

                                                                                 ------             -----        ------

                                                                                 11,200             1,145        $1,550
                                                                                 ======             =====        ======

(13)      RELATED PARTY TRANSACTIONS:

Leasing Transactions -

         The Company leases various facilities from affiliates related through common ownership. Rents paid to these affiliates, included in rent expense, amounted to $40,800, $100,900, and $89,500 for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

Stockholder Receivables -

         The Company has receivables from a stockholder and a family member which aggregated $113,466 and $167,434 at December 31, 1993 and 1994, respectively.

(14)      SIGNIFICANT CUSTOMER:

         Included in revenues are amounts from two customers who accounted for approximately 89%, 88%, and 81% of net sales for the years ended December 31, 1993, and 1994 and for the nine months ended September 30, 1995, respectively. No other customer individually accounts for more than 10% of the Company's net sales.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

               CLICK MESSENGER SERVICE, INC. AND RELATED COMPANIES
                             COMBINED BALANCE SHEETS



                                     ASSETS

                                                                                                           December 31
                                                                                                       1993           1994
                                                                                                       ----           ----
CURRENT ASSETS:
  Cash and cash equivalents..................................................................           $12,118        $50,095
  Accounts receivable, less allowance of $44,946 and $74,946 for doubtful accounts in 1993 and
  1994, respectively.........................................................................           782,048        897,735
  Prepaid expenses and other current assets..................................................            16,772          3,755
  Deferred tax asset (Notes 2 and 8).........................................................            18,063         42,176

                                                                                                  --------------   ------------

         Total current assets................................................................           829,001        993,761
EQUIPMENT, net (Notes 2 and 3)...............................................................            95,480         71,125
OTHER ASSETS (Note 5)........................................................................            78,340        100,028

                                                                                                  --------------   ------------

         Total assets........................................................................        $1,002,821     $1,164,914
                                                                                                  ==============   ============



                                       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease obligations (Note 7)...................          $444,999       $376,952
  Accounts payable...........................................................................           387,026        567,149
  Accrued expenses and other current liabilities (Note 6)....................................           215,309        287,341
  Income taxes payable (Notes 2 and 8).......................................................             1,605              0
  Deferred revenue (Note 2)..................................................................                 0         26,084

                                                                                                  --------------   ------------

         Total current liabilities...........................................................         1,048,939      1,257,526

                                                                                                  --------------   ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Note 7)........................................            75,205         79,512

                                                                                                  --------------   ------------

OTHER LIABILITIES............................................................................            13,387          4,999

                                                                                                  --------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' DEFICIT:
  Common stock, no par value, 3,300 shares authorized, 410 shares issued
    and outstanding..........................................................................            19,843         19,843
  Additional paid-in capital.................................................................            93,626         60,932
  Accumulated deficit........................................................................          (248,179)      (257,898)

                                                                                                  --------------   ------------

         Total stockholders' deficit.........................................................          (134,710)      (177,123)

                                                                                                  --------------   ------------

         Total liabilities and stockholders' deficit.........................................        $1,002,821     $1,164,914
                                                                                                  ==============   ============

                    The accompanying notes to financial statements are an integral part of these balance sheets.

               CLICK MESSENGER SERVICE, INC. AND RELATED COMPANIES
                        COMBINED STATEMENTS OF OPERATIONS

                                                                                                                For The Nine
                                                                                     For The Years Ended        Months Ended
                                                                                         December 31            September 30
                                                                                         -----------            ------------
                                                                                     1993           1994            1995
                                                                                     ----           ----            ----

REVENUES (Note 2)..........................................................         $7,647,163    $8,860,598     $9,267,422
COST OF REVENUES...........................................................          5,901,294     6,880,151      6,796,319

                                                                                 ------------- -------------- -----------------

         Gross profit......................................................          1,745,869     1,980,447      2,471,103
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (Note 11)................................................................      ------------- -------------- -----------------
                                                                                     1,698,775     1,935,091      1,890,323

                                                                                 ------------- -------------- -----------------

         Operating income .................................................             47,094        45,356        580,780

                                                                                 ------------- -------------- -----------------

OTHER INCOME AND EXPENSE:
  Other income (expense)...................................................             64,340         7,355        (37,098)
  Interest expense (Note 7)................................................            (69,165)      (62,595)       (41,120)

                                                                                 ------------- -------------- -----------------

                                                                                        (4,825)      (55,240)       (78,218)

                                                                                 ------------- -------------- -----------------

         Income (loss) before income taxes.................................             42,269        (9,884)       502,562

PRO FORMA PROVISION FOR (BENEFIT FROM) INCOME TAXES (Notes 2 and 8)........
                                                                                 ------------- -------------- -----------------
                                                                                        17,561          (165)       202,928

                                                                                 ------------- -------------- -----------------

         Net income (loss).................................................            $24,708       $(9,719)      $299,634
                                                                                 ============= ============== =================

                  The accompanying notes to combined financial statements are an integral part of these statements.

               CLICK MESSENGER SERVICE, INC. AND RELATED COMPANIES
              COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEAR ENDED DECEMBER 31, 1993 AND 1994 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                                                                                          Retained        Total
                                                                                           Additional     Earnings    Stockholders'
                                                                                            Paid-In     (Accumulated      Equity
                                                                     Shares     Amount      Capital       Deficit)      (Deficit)
                                                                    ---------   --------    --------       ---------      ---------

BALANCE AT DECEMBER 31, 1992..................................         410       $19,843     $93,626       $(272,887)     $(159,418)
  Net income..................................................           0             0           0          24,708         24,708

                                                                    ---------   --------    --------       ---------      ---------

BALANCE AT DECEMBER 31, 1993..................................         410        19,843      93,626        (248,179)      (134,710)
  Distributions to stockholders...............................           0             0     (32,694)              0        (32,694)
  Net loss....................................................           0             0           0          (9,719)        (9,719)

                                                                    ---------   --------    --------       ---------      ---------

BALANCE AT DECEMBER 31, 1994..................................         410        19,843      60,932        (257,898)      (177,123)
  Distributions to stockholders...............................           0             0     (28,321)              0        (28,321)
  Net income..................................................           0             0           0         299,634        299,634

                                                                    ---------   --------    --------       ---------      ---------

BALANCE AT SEPTEMBER 30, 1995.................................         410       $19,843     $32,611         $41,736        $94,190
                                                                    =========   ========    ========       =========      =========

                  The accompanying notes to combined financial statements are an integral part of these statements.

               CLICK MESSENGER SERVICE, INC. AND RELATED COMPANIES
                        COMBINED STATEMENTS OF CASH FLOWS


                                                                                                                     For The Nine
                                                                                           For The Years Ended       Months Ended
                                                                                                December 31          September 30
                                                                                                -----------          ------------
                                                                                            1993         1994            1995
                                                                                            ----         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................................        $24,708     $(9,719)         $299,634
  Adjustment to reconcile net income (loss) to net cash provided by operating activities -
     Depreciation and amortization..................................................         31,238      23,619            25,554
     Deferred income taxes..........................................................        (18,063)    (24,113)           (4,999)
     Loss on sale of equipment......................................................              0       5,789                 0
     (Increase) decrease in accounts receivable, net................................        (37,808)   (115,687)         (565,016)
     (Increase) decrease in prepaid expenses and other current assets...............         (6,988)     12,248           (12,173)
     (Increase) decrease in other assets............................................         59,948     (11,072)          (15,149)
     Increase (decrease) in accounts payable........................................         (2,384)    180,123           607,296
     Increase (decrease) in accrued expenses and other current liabilities
             and income taxes payable...............................................          1,686      70,427           (84,414)
     Increase in deferred revenue...................................................              0      26,084                 0
     Increase (decrease) in other liabilities.......................................         13,388      (8,389)            6,001

                                                                                         -----------   --------        ----------

         Net cash provided by operating activities..................................         65,725     149,310           256,734

                                                                                         -----------   --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment............................................................        (37,206)     (7,174)          (43,142)

                                                                                         -----------   --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to stockholders.....................................................              0     (32,694)          (28,321)
  Proceeds from long-term debt......................................................              0     136,988            58,230
  Principal payments under long-term debt and capital lease obligations.............        (43,930)   (208,453)          (85,006)

                                                                                         -----------   --------        ----------

         Net cash used in financing activities......................................        (43,930)   (104,159)          (55,097)

                                                                                         -----------   --------        ----------

         Net increase (decrease) in cash and cash equivalents                               (15,411)     37,977           158,495

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................         27,529      12,118            50,095


                                                                                         -----------   --------        ----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................        $12,118     $50,095          $208,590

                                                                                         =========== ===========       ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest............................................................        $50,903     $46,397           $41,366

  Cash paid for income taxes........................................................         35,164       3,867                 0

                                                                                         =========== ===========       ===========




NONCASH TRANSACTION:
  Capital lease obligations incurred................................................         $5,906      $7,725                $0
                                                                                        =========== ===========       ===========

                  The accompanying notes to combined financial statements are an integral part of these statements.

               CLICK MESSENGER SERVICE, INC. AND RELATED COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS




(1)       BUSINESS AND ORGANIZATION:

         Click Messenger Service, Inc. and Related Companies (the "Company") provide courier services primarily to firms in New Jersey and New York.

         The accompanying financial statements include Click Messenger Service, Inc., as well as Click Messenger Service of N.Y., Inc., Meteor Messenger Service, Inc., DMK Services, Ltd., Cassidy, Ltd. and Group 4 Distribution Network, Inc. The companies are under common ownership and are being accounted for as part of one economic entity. All significant intercompany accounts and transactions have been eliminated.

         The Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL (the "Merger") on November 27, 1995. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates in the Preparation of the Financial Statements -

         The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equipment -

         Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

 Revenue Recognition -

         Revenue is recognized when the shipment is completed and expenses are recognized as incurred. Certain customers pay in advance, giving rise to deferred revenue.

 Income Taxes -

         The Company has elected to be treated for certain Federal and state income tax purposes as an S Corporation and, accordingly, those income tax liabilities are the responsibility of the stockholders. For purposes of these financial statements, Federal and state income taxes have been provided for the Company as if the Company had filed C Corporation tax returns. The current income tax provision (benefit) for the years ended December 31, 1993 and 1994, and for the nine months ended September 30, 1995 is reflected as an adjustment to additional paid-in capital. The Company's S Corporation status terminated upon the effective date of the Merger discussed in Note 1.

         Deferred income taxes are provided for differences in the recognition of revenue and expense for tax and financial reporting purposes. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes and various accruals and reserves which are deductible for tax purposes in future periods.

Reclassifications -

         Certain reclassifications have been made to the prior year' financial statements to conform to the current period presentation.

(3)       EQUIPMENT:

         Equipment consists of the following -

                                                                                    December 31
                                                               Useful Lives        1993            1994
                                                               ------------        ----            ----
Office equipment...........................................      5-7 years       $334,783         $350,542
Transportation equipment...................................      3-7 years        110,982           87,860
Other equipment............................................      5-7 years         25,036           24,144

                                                                             ----------------  -----------

                                                                                  470,801          462,546
Less - Accumulated depreciation and amortization...........                      (375,321)        (391,421)

                                                                             ----------------  -----------

                                                                                  $95,480          $71,125
                                                                             ================  ===========

         Leased  office  and  transportation   equipment  under  capital  leases
included in equipment above consists of the following -

                                                                                         December 31
                                                                                     1993           1994
                                                                                     ----           ----
Equipment.................................................................          $66,966       $66,966
Less - Accumulated amortization...........................................          (44,241)      (52,909)

                                                                                 -------------  -----------

                                                                                    $22,725       $14,057
                                                                                 =============  ===========

(4)       INTANGIBLE ASSETS:

         The Company has purchased messenger service customer lists. The purchase prices were allocated to certain intangible assets that were acquired. Intangible assets consist of the following -

                                                                          Useful           December 31
                                                                           Lives       1993          1994
                                                                           -----       ----          ----
Covenant not-to-compete...........................................        4 years      $44,725      $59,900
Customer list.....................................................        5 years       18,000       36,829

                                                                                    -----------   ---------

                                                                                        62,725       96,729
Less - Accumulated amortization...................................                      (2,250)     (26,408)

                                                                                    -----------   ---------

                                                                                       $60,475      $70,321
                                                                                    ===========   =========

(5)       OTHER ASSETS:

         Other assets consist of the following -

                                                                                            December 31
                                                                                        1993         1994
Security deposits..............................................................        $17,865      $29,707
Intangible assets (Note 4).....................................................         60,475       70,321

                                                                                     -----------   ---------

                                                                                       $78,340     $100,028
                                                                                     ===========   =========

(6)       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities consist of the following -

                                                                                            December 31
                                                                                         1993          1994
                                                                                         ----          ----
Payroll and related benefits....................................................        $104,416      $248,555
Other accrued liabilities.......................................................         110,893        38,786

                                                                                     -------------    --------

                                                                                        $215,309      $287,341
                                                                                     =============    ========


(7)       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

         Long-term debt consists of the following -

                                                                                        December 31
                                                                                   1993             1994
                                                                                   ----             ----
Notes payable to principal stockholder (a)..............................          $381,428        $349,346
Equipment loans (b).....................................................            79,677          52,248
Note payable (c)........................................................            33,592          32,250
Capital lease obligations (d)...........................................            25,507          22,620

                                                                              ---------------     --------

                                                                                   520,204         456,464
Less - Current maturities...............................................          (444,999)       (376,952)

                                                                              ---------------     --------

                                                                                   $75,205         $79,512
                                                                              ===============     ========

(a) Notes payable to principal stockholder, due on demand, interest rates ranging from 6% to prime (8.5% at December 31, 1994) plus 1%.

(b) Loans for office and communication equipment, maturing in 1996 and 1998, interest ranging from 6% to 14.9%, collateralized by the related equipment.

(c) Liability for nonpayment of unemployment taxes for certain employees payable to the State of New Jersey, monthly payments of $1,000, final payment due August 15, 1997.

(d) Various lease obligations for office and transportation equipment, maturing in 1995, 1996 and 1997, interest ranging from 8% to 24%, secured by equipment under these lease obligations.

         The aggregate amounts of annual principal maturities of long-term debt (excluding capital lease obligations) are as follows -

                                                                                                 December 31,
                                                                                                    --------
1995..................................................................................              $364,779
1996..................................................................................                53,430
1997..................................................................................                15,024
1998..................................................................................                   611

                                                                                                    --------

         Total........................................................................              $433,844
                                                                                                    ========


         The Company leases certain office and transportation equipment under capital lease agreements which expire at various dates. Minimum annual payments under capital leases are as follows -

                                                                                                    December 31,
                                                                                                  -----------------
1995........................................................................................             $12,173
1996........................................................................................              14,028
1997........................................................................................                 587

                                                                                                  -----------------

         Total minimum payments.............................................................              26,788
Less - Amounts representing interest........................................................              (4,168)

                                                                                                  -----------------

         Net minimum payments...............................................................              22,620
Less - Current portion of obligations under capital leases..................................             (12,173)

                                                                                                  -----------------

Long-term portion of obligations under capital leases.......................................             $10,447
                                                                                                  =================

(8)       INCOME TAXES:

         The following income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109 as if the Company had been subject to Federal and state income taxes throughout the periods presented.

         The components of the provision for (benefit from) income taxes are as follows -

                                                                                                For The Nine
                                                                     For The Years Ended       Months Ended
                                                                          December 31           September 30
                                                                          -----------           ------------
                                                                       1993         1994            1995
                                                                       ----         ----            ----

Federal.......................................................         $9,250      $(5,752)       $157,697
State.........................................................          8,311        5,587          45,231

                                                                   ------------    -------        --------

                                                                      $17,561        $(165)       $202,928
                                                                   ============    =======        ========


         The differences in Federal income taxes provided and the amounts determined by applying the statutory tax rate (34%) to income before income taxes result from the following -

                                                                                                        For The Nine
                                                                              For The Years Ended       Months Ended
                                                                                   December 31          September 30
                                                                                   -----------          ------------
                                                                               1993         1994            1995
                                                                               ----         ----            ----

Income tax (benefit) at statutory rate.....................................    $14,371     $(3,361)        $170,871
Add (deduct) -
  State income taxes, net of Federal benefit...............................      5,485       3,687           29,852
  Nondeductible expenses and other.........................................     (2,295)       (491)           2,205

                                                                            -----------    -------         --------

                                                                               $17,561       $(165)        $202,928
                                                                            ===========    =======         ========

(9)       COMMITMENTS AND CONTINGENCIES:

 Litigation -

         The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

Commitments -

         The Company leases, under operating leases, office space with lease terms of greater than one year. Rent expense related to these leases amounted to $104,201, $109,932, and $160,406 for the years ended December 31, 1993 and 1994, and for the nine months ended September 30, 1995, respectively.

         The approximate minimum annual rental commitments of the Company, under existing lease agreements, over the next five years, are as follows -

                                                                                            December 31,
                                                                                         ------------------
1995..................................................................................         $187,076
1996..................................................................................          208,333
1997..................................................................................          106,174
1998..................................................................................           31,277
1999..................................................................................           15,007

                                                                                         ------------------

                                                                                               $547,867
                                                                                         ==================

(10)      EMPLOYEE BENEFIT PLANS:

         The Company maintains a 401(k) profit sharing plan covering substantially all full-time employees of the Company who have one year of service and are age twenty-one or older. At its discretion, the Company may make contributions on behalf of the eligible employees. For the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, the Company did not make any contributions to the plan.

(11)      RELATED PARTY TRANSACTIONS:

Rental Transactions -

         The Company rents office space in a building owned by a stockholder. Rent expense related to these transactions was approximately $24,000, $24,000 and $18,000 for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

(12)      ACQUISITION:

         In August 1995, the Company entered into agreements to purchase the assets of a company for $50,000 at closing, employ the previous sole shareholder of the acquired company for three years at $40,000 each year and engage this sole shareholder as a consultant for a three year period. Renumeration for the consulting services is 5%, 4.5% and 4% of "gross sales," as defined, for the years ended September 30, 1995, 1996 and 1997, respectively.

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         CROWN COURIER SYSTEMS, INC. AND
                       BESTWAY DISTRIBUTION SERVICES, INC.
                             COMBINED BALANCE SHEETS



                                     ASSETS
                                                                                                            December 31
                                                                                                       1993             1994
                                                                                                  ---------------    ----------
CURRENT ASSETS:
  Cash and cash equivalents (Note 8)........................................................           $278,261        $525,054
  Accounts receivable, less allowance for doubtful accounts of $78,723 and
     $115,106 at December 31, 1993 and 1994, respectively (Note 7)..........................            583,637         759,418
  Prepaid expenses and other current assets (Note 3).........................................            41,748          55,970

                                                                                                  ---------------    ----------

         Total current assets...............................................................            903,646       1,340,442
LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net (Notes 2 and 4)...................................            155,808         175,208
OTHER ASSETS (Note 5)........................................................................            82,635          82,607

                                                                                                  ---------------    ----------

         Total assets........................................................................        $1,142,089      $1,598,257

                                                                                                  ===============    ==========



                                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable to stockholders (Note 7).....................................................           $280,000        $210,000
  Accounts payable...........................................................................           114,851         246,675
  Accrued expenses and other current liabilities (Notes 6 and 8)............................            170,381         169,983
  Deferred revenue (Note 2)..................................................................            53,431          64,677
  Deferred income taxes (Notes 2 and 9)......................................................            48,493          46,005

                                                                                                  ---------------    ----------

         Total current liabilities...........................................................           667,156         737,340

                                                                                                  ---------------    ----------

COMMITMENTS AND CONTINGENCIES (Note 10) STOCKHOLDERS' EQUITY (Notes 1 and 11):
  Common stock...............................................................................             1,300           1,300
  Additional paid-in capital.................................................................            57,578         242,454
  Retained earnings..........................................................................           416,155         617,263
  Less - Treasury stock......................................................................              (100)           (100)

                                                                                                  ---------------    ----------

         Total stockholders' equity..........................................................           474,933         860,917

                                                                                                  ---------------    ----------

         Total liabilities and stockholders' equity..........................................        $1,142,089      $1,598,257
                                                                                                  ===============    ==========

                The accompanying notes to combined financial statements are an integral part of these balance sheets.

                         CROWN COURIER SYSTEMS, INC. AND
                       BESTWAY DISTRIBUTION SERVICES, INC.
                        COMBINED STATEMENTS OF OPERATIONS

                                                                                                                   For The Nine
                                                                                 For The Years Ended December 31   Months Ended
                                                                                                                   September 30
                                                                                      1993            1994             1995
                                                                                      ----            ----             ----

REVENUES (Notes 2 and 13).................................................           $6,685,959      $9,603,142      $8,205,613
COST OF SALES.............................................................            3,724,598       5,868,599       5,305,085

                                                                                 ---------------     ----------      ----------

         Gross profit......................................................           2,961,361       3,734,543       2,900,528
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...............................           3,170,289       3,390,486       2,755,920

                                                                                 ---------------     ----------      ----------

         Operating income (loss)...........................................            (208,928)        344,057         144,608

                                                                                 ---------------     ----------      ----------

OTHER INCOME AND EXPENSE:
  Other income............................................................              237,585         113,602         111,920
  Interest expense........................................................              (15,158)        (14,163)        (12,070)

                                                                                 ---------------     ----------      ----------

                                                                                        222,427          99,439          99,850

                                                                                 ---------------     ----------      ----------

         Income before income taxes........................................              13,499         443,496         244,458
PRO FORMA PROVISION FOR INCOME TAXES (Notes 2 and 9).......................               6,083         182,388          97,784

                                                                                 ---------------     ----------      ----------

         Net income .......................................................              $7,416        $261,108        $146,674
                                                                                 ===============     ==========      ==========


                  The accompanying notes to combined financial statements are an integral part of these statements.

                         CROWN COURIER SYSTEMS, INC. AND
                       BESTWAY DISTRIBUTION SERVICES, INC.
                   COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994
                AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995


                                                         Common Stock       Additional                                     Total
                                                          (Note 11)           Paid-in        Retained       Treasury   Stockholders'
                                                       Shares    Amount       Capital        Earnings        Stock         Equity


BALANCE AT DECEMBER 31, 1992...................          400       $1,300           $0        $408,739        $(100)       $409,939
  Capital contribution equal to the current
     income taxes of S Corporations............            0            0       57,578               0            0          57,578
  Net income...................................            0            0            0           7,416            0           7,416
  Net retirement of common stock in
     connection with the merger of Bestway
     Cartage Corporation and Bestway
     Distribution Services, Inc. (Note 1)......         (100)           0            0               0            0               0

                                                     ---------- --------- --------------- --------------- ------------ -------------

BALANCE AT DECEMBER 31, 1993...................          300        1,300       57,578         416,155         (100)        474,933
  Distributions to stockholders................            0            0            0         (60,000)           0         (60,000)
  Capital contribution equal to the current
     income taxes of S Corporations............            0            0      184,876               0            0         184,876
  Net income...................................            0            0            0         261,108            0         261,108

                                                     ---------- --------- --------------- --------------- ------------ -------------

BALANCE AT DECEMBER 31, 1994...................          300        1,300      242,454         617,263         (100)        860,917
  Distribution to stockholders.................            0            0            0        (320,000)           0        (320,000)
  Capital contribution equal to the current
     income taxes of S Corporation.............            0            0       71,676               0            0          71,676
  Net income...................................            0            0            0         146,674            0         146,674

                                                     ---------- --------- --------------- --------------- ------------ -------------

BALANCE AT SEPTEMBER 30, 1995..................          300       $1,300     $314,130        $443,937        $(100)       $759,267
                                                     ========== ========= =============== =============== ============ =============

                  The accompanying notes to combined financial statements are an integral part of these statements.

                         CROWN COURIER SYSTEMS, INC. AND
                       BESTWAY DISTRIBUTION SERVICES, INC.
                        COMBINED STATEMENTS OF CASH FLOWS

                                                                                                                     For The Nine
                                                                                           For The Years Ended       Months Ended
                                                                                                December 31          September 30
                                                                                                -----------          ------------
                                                                                             1993         1994           1995
                                                                                             ----         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................          $7,416     $261,108         $146,674
   Adjustments to reconcile net income to net cash provided by operating activities -
       Loss on disposal of leasehold improvements and equipment.....................           2,376            0            4,385
       Depreciation and amortization................................................          48,968       66,113           54,739
       Current tax for S Corporation................................................          57,578      184,876           71,676
       (Increase) decrease in -
         Accounts receivable, net...................................................          59,955     (175,781)        (191,348)
         Prepaid expenses and other current assets..................................           2,690      (14,222)         (50,495)
         Other assets...............................................................         (23,233)          28         (113,986)
       Increase in -
         Accounts payable, accrued liabilities and other current liabilities........          49,419      140,184          189,918

                                                                                         ------------     -------          -------

            Net cash provided by operating activities..............................          205,169      462,306          111,563

                                                                                         ------------     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to leasehold improvements and equipment.................................         (83,376)     (85,513)        (148,381)

                                                                                          ------------     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on note payable to stockholders, net...........................         (18,000)     (70,000)               0
  Proceeds from long-term borrowings................................................               0            0           32,643
  Principal payments on long-term debt..............................................         (10,684)           0          (66,875)
  Distributions to stockholders.....................................................               0      (60,000)        (320,000)

                                                                                         ------------     -------          -------

            Net cash used in financing activities...................................         (28,684)    (130,000)        (354,232)

                                                                                         ------------     -------          -------

            Net increase (decrease) in cash and cash equivalents....................          93,109      246,793         (391,050)
CASH AND CASH EQUIVALENTS, beginning of period......................................         185,152      278,261          525,054

                                                                                         ------------     -------          -------

CASH AND CASH EQUIVALENTS, end of period............................................        $278,261     $525,054         $134,004

                                                                                         ============    ========         ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest............................................................         $15,158      $14,163           $9,300
  Cash paid for income taxes .......................................................               0            0          138,963
                                                                                         ============    ========         ========

         The accompanying notes to combined financial statements are an integral part of these statements.

                         CROWN COURIER SYSTEMS, INC. AND
                       BESTWAY DISTRIBUTION SERVICES, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS




(1)       BUSINESS AND ORGANIZATION:

         The accompanying combined financial statements include the accounts of Crown Courier Systems, Inc. and Bestway Distribution Services, Inc. (collectively, the "Company"). The Company provides courier, delivery, warehouse and distribution services throughout South Florida.

         On June 30, 1993, Bestway Distribution Services, Inc. issued 100 shares of its common stock for all of the outstanding common stock of Bestway Cartage Corporation ("Cartage"). The business combination was accounted for as a pooling of interest. Cartage was owned by the same stockholders as Bestway Distribution Services and provided similar services. The accompanying combined financial statements include the operations of Cartage from January 1, 1993 through June 30, 1993.

         The Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL (the "Merger") on November 27, 1995. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the Common Stock of CDL.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Basis of Presentation -

         The Company, as discussed in Note 1, was under the common control of two stockholders. All significant intercompany transactions have been eliminated in combination.

Use of Estimates in the Preparation of the Financial Statements -

         The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Leasehold Improvements and Equipment -

         Leasehold improvements and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the life of the lease, whichever is shorter.

 Revenue Recognition -

         Revenue is recognized when the shipment is completed or, in the case of the logistics business, when services are rendered to customers and expenses are recognized as incurred. Certain customers pay in advance, giving rise to deferred revenue.

 Income Taxes -

         The Company has elected to be treated for Federal and state income tax purposes as an S Corporation and, accordingly, any income tax liabilities are the responsibility of the stockholders. For purposes of these financial statements, Federal and state income taxes have been provided for the Company as if the Company had filed C Corporation tax returns. The current income tax expense is reflected as an increase to additional paid-in capital. The Company's S Corporation status terminated with the effective date of the Merger discussed in Note 1.

Reclassifications-

         Certain reclassifications have been made to prior years' financial statements to conform to the current period presentation.

(3)       PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets consist of the following -

                                                                                               December 31
                                                                                             1993        1994
                                                                                         ------------  ----------
Prepaid insurance...................................................................        $31,914      $40,352
Other................................................................................         9,834       15,618

                                                                                         ------------  ----------

                                                                                            $41,748      $55,970
                                                                                         ============  ==========

(4)       LEASEHOLD IMPROVEMENTS AND EQUIPMENT:

         Leasehold improvements and equipment consists of the following -

                                                                                        December 31
                                                                Useful Lives       1993             1994
                                                                ------------       ----             ----
Office equipment.........................................        5-7 years        $160,616        $191,264
Communication equipment..................................        5-7 years          99,381         110,549
Warehouse equipment......................................        5-7 years         104,808         102,835
Leasehold improvements...................................        2-5 years          37,083          40,849

                                                                              ---------------  -----------

                                                                                   401,888         445,497
Less - Accumulated depreciation and amortization.........                         (246,080)       (270,289)

                                                                              ---------------  -----------

                                                                                  $155,808        $175,208
                                                                              ===============  ===========

(5)       OTHER ASSETS:

         Other assets consist of the following -

                                                                                               December 31
                                                                                             1993        1994
                                                                                         ------------  ---------
Security and other deposits......................................................           $45,292      $45,421
Other............................................................................            37,343       37,186

                                                                                         ------------  ---------

                                                                                            $82,635      $82,607
                                                                                         ============  =========


(6)       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities consist of the following -

                                                                                                 December 31
                                                                                             1993          1994
                                                                                             ----          ----
Accrued expenses..............................................................               $67,386       $33,171
Accrued independent contractor fees...........................................                     0        43,000
Due to independent contractors (Note 8).......................................               102,995        93,812

                                                                                         -------------   ---------

                                                                                            $170,381      $169,983
                                                                                         =============   =========

(7)       NOTE PAYABLE TO STOCKHOLDERS:

         The stockholders of the Company and their wives obtained a $500,000 bank line of credit which is used to provide working capital for the Company and another entity owned by the stockholders (the "Affiliate"). The line, which expires in July, 1996 bears interest at prime (8.5% at December 31, 1994) plus 1/2%, is guaranteed by the Company and the Affiliate and is limited to percentages of accounts receivable of the Company and the Affiliate, as defined. The trade receivables of the Company and the Affiliate are pledged as collateral for the line. The average borrowings by the Company were approximately $259,000, $245,000 and $120,255 with corresponding average interest rates of 7.25%, 8.25%, and 9.36% for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

(8)       DUE TO INDEPENDENT CONTRACTORS:

         The Company withholds 5% of contract drivers' compensation up to $5,000 per driver to pay for any claims against that driver. The funds are deposited in an escrow account held by the Company and are included in cash and cash equivalents on the accompanying balance sheets. Any unexpended funds are due to drivers. At December 31, 1993 and 1994, there were no claims exceeding the amounts withheld from drivers.

(9)       INCOME TAXES:

         The following income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to Federal and state income taxes throughout the periods presented.

         The components of the provision for income taxes are as follows-

                                                                                                       For The Nine
                                                                           For The Years Ended        Months Ended
                                                                                December 31            September 30
                                                                                -----------            ------------
                                                                             1993          1994            1995
                                                                             ----          ----            ----

Federal............................................................           $4,712       $140,889        $75,783
State..............................................................            1,371         41,099         22,001

                                                                        --------------   -----------    ----------

                                                                              $6,083       $182,388        $97,784
                                                                        ==============   ===========    ==========

         The differences in Federal income taxes provided and the amounts determined by applying the statutory tax rate (34%) to income before income taxes result from the following -

                                                                                                            For The Nine
                                                                                  For The Years Ended      Months Ended
                                                                                       December 31          September 30
                                                                                       -----------          ------------
                                                                                   1993        1994             1995
                                                                                   ----        ----             ----

Tax at statutory rate......................................................        $4,590      $150,789        $83,116
Add (deduct) - State income taxes, net of Federal benefit..................           905        27,125         14,521
Nondeductible expenses.....................................................           588         4,474            147

                                                                                 ---------    ---------       --------

Income tax expense.........................................................        $6,083      $182,388        $97,784
                                                                                 =========    =========       ========

         At December 31, 1993 and 1994, the Company had net deferred income tax liabilities of $48,493 and $46,005, respectively. The net deferred income tax liabilities resulted from differences in the amount of the provision for doubtful accounts and the deduction allowed under tax law and accrual to cash differences.

(10)      COMMITMENTS AND CONTINGENCIES:

Litigation -

         The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

Commitments -

         The Company leases office and transportation equipment under operating leases with lease terms of greater than one year. For the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively, rent expense amounted to $338,852, $439,775 and $348,393, respectively.

         The approximate minimum annual rental commitments of the Company, under existing lease agreements, are as follows -

                                                                                                 December 31
                                                                                              ------------------
1995.....................................................................................            $308,462
1996.....................................................................................             305,123
1997.....................................................................................             260,667
1998.....................................................................................             137,529

                                                                                              ------------------

                                                                                                   $1,011,781
                                                                                              ==================

(11)      COMMON STOCK:

         Common stock of each of the combined entities at December 31, 1993 and 1994 is as follows -

                                                                                     Shares
                                                                   Par Value                    Issued and      Common
                                                                               Authorized       Outstanding      Stock
                                                                             ---------------   ---------      ---------
Crown Courier Systems, Inc......................................      $10           100              100         $1,000

Bestway Distributions Services, Inc.............................        1         1,000              200            300

                                                                             ---------------   ---------      ---------

                                                                                  1,100              300         $1,300
                                                                             ===============   =========      =========

(12)      RELATED PARTY TRANSACTIONS:

 Leasing Transactions -

         The Company rents one of its facilities on a month to month basis from an affiliate related through common ownership. Rents paid to the affiliate, included in rent expense, amounted to $226,100, $160,200 and $120,200 and for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

 Administrative Fee and Affiliated Sales -

         The Company charged an affiliate, through common ownership, an administrative fee, included in other income, for management and bookkeeping services which amounted to approximately $119,000, $34,000 and $34,000 for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively. In addition, revenues from this affiliate were $14,300, $48,600 and $21,000 for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

(13)      SIGNIFICANT CUSTOMERS:

         Included in revenues are two customers for the year ended December 31, 1993, one customer for the year ended December 31, 1994, and one customers for the nine months ended September 30, 1995 who accounted for approximately 28%, 21%, and 25% of revenues for the respective periods then ended. No other customer individually accounts for more than 10% of the Company's revenue.

(14)      ACQUISITIONS:

Asset Purchase -

         Effective January 30, 1995, the Company purchased substantially all of the assets, including the assignment of customer contracts, of a delivery service in Florida. The purchase price is a maximum of $132,000 but limited based on the measurement of income over a 180-day period, as defined. In connection with the acquisition, which is being accounted for as a purchase, the principals of the purchased company entered into a five-year noncompete agreement with the Company. Additionally, the Company entered into a three-year employment agreement with one of the principles.

 Purchase of Customer List -

         On April 28, 1995, the Company purchased a customer list from a delivery service in Florida. The purchase price will be equal to 10% of gross revenue received over a two-year period, as defined.

                           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                   COURT COURIER SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                                                                                March 31
                                                                                                          1994           1995
                                                                                                          ----           ----
CURRENT ASSETS:
  Cash and cash equivalents.....................................................................         $26,391          $23,068
  Accounts receivable, less allowances for doubtful accounts of $115,215 and
     $284,606 at March 31, 1994 and 1995, respectively (Note 3).................................         461,710          585,321
  Prepaid expenses and other current assets (Note 4)............................................          56,446           82,705

                                                                                                      -------------   -----------

         Total current assets...................................................................         544,547          691,094
EQUIPMENT, net  (Notes 2 and 5).................................................................         374,296          380,332
OTHER ASSETS (Note 6)...........................................................................          42,659           41,413

                                                                                                      -------------   -----------

         Total assets...........................................................................        $961,502       $1,112,839

                                                                                                      =============   ===========



                                                       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Short-term borrowings (Note 8)................................................................              $0         $298,430
  Current maturities of long-term debt (Note 9).................................................          45,421           38,485
  Current portion of obligations under capital leases (Note 10).................................          33,521           13,648
  Due to factor (Note 3)........................................................................          72,378                0
  Accounts payable..............................................................................         193,662          383,470
  Accrued expenses and other current liabilities (Note 7).......................................         426,133          324,890
  Income taxes payable..........................................................................          55,255           57,569

                                                                                                      -------------   -----------

         Total current liabilities..............................................................         826,370        1,116,492

                                                                                                      -------------   -----------

LONG-TERM DEBT (Note 9).........................................................................          13,289           67,523

                                                                                                      -------------   -----------

CAPITAL LEASE OBLIGATIONS (Note 10).............................................................          39,416           31,868

                                                                                                      -------------   -----------

OTHER LIABILITY (Note 11).......................................................................          96,000           75,200

                                                                                                      -------------   -----------

COMMITMENTS AND CONTINGENCIES (Note 13).........................................................
STOCKHOLDERS' DEFICIT:
  Common stock, $.001 per share, authorized 10,000,000 shares;
     issued and outstanding 1,000,000 shares....................................................           1,000            1,000
  Additional paid-in capital....................................................................         165,491          165,491
  Accumulated deficit...........................................................................        (180,064)        (344,735)

                                                                                                      -------------   -----------

         Total stockholders' deficit............................................................         (13,573)        (178,244)

                                                                                                      -------------   -----------

         Total liabilities and stockholders' deficit............................................        $961,502       $1,112,839
                                                                                                      =============   ===========


              The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COURT COURIER SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                    For The Nine
                                                                                  For The Years Ended March 31     Months Ended
                                                                                                                    September 30
                                                                                      1994            1995              1995
                                                                                      ----            ----              ----

REVENUES (Notes 2 and 15)...................................................        $6,929,421      $8,768,122        $7,394,824
COST OF REVENUES............................................................         5,586,194       7,092,724         5,977,389

                                                                                 ---------------   -----------      ------------

         Gross profit.......................................................         1,343,227       1,675,398         1,417,435
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................................         1,210,795       1,498,493         1,274,130

                                                                                 ---------------   -----------      ------------

         Operating income...................................................           132,432         176,905           143,305

                                                                                 ---------------   -----------      ------------

OTHER INCOME (EXPENSE):
  Interest Income...........................................................             1,238               0                 0
  Interest Expense..........................................................          (121,096)       (298,121)         (174,341)
  Other Income (Expense)....................................................             5,513         (42,455)          (25,340)

                                                                                 ---------------   -----------      ------------

                                                                                      (114,345)       (340,576)         (199,681)

                                                                                 ---------------   -----------      ------------

         Income (loss) before income taxes..................................            18,087        (163,671)          (56,376)

PROVISION FOR INCOME TAXES (Notes 2 and 12).................................            27,031           1,000             1,000

                                                                                 ---------------   -----------      ------------

         Net loss...........................................................           $(8,944)      $(164,671)         $(57,376)
                                                                                 ===============   ===========      ============

                The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COURT COURIER SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED MARCH 31, 1994 AND 1995 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995


                                                                                 Additional                             Total
                                                           Common Stock            Paid-In        Accumulated       Stockholders'
                                                         Shares       Amount       Capital          Deficit            Deficit


BALANCE AT MARCH 31, 1993.........................       1,000,000     $1,000        $2,000        $(171,120)         $(168,120)
  Capital contributions...........................               0          0       163,491                0            163,491
  Net loss........................................               0          0             0           (8,944)            (8,944)

                                                     --------------   -------     ---------      -----------         ----------

BALANCE AT MARCH 31, 1994.........................       1,000,000      1,000       165,491         (180,064)           (13,573)
  Net loss........................................               0          0             0         (164,671)          (164,671)

                                                     --------------   -------     ---------      -----------         ----------

BALANCE AT MARCH 31, 1995.........................       1,000,000      1,000       165,491         (344,735)          (178,244)
  Net loss........................................               0          0             0          (57,376)           (57,376)
  Adjustments to conform fiscal year-end..........               0          0             0          114,633            114,633

                                                     --------------   -------     ---------      -----------         ----------

BALANCE AT SEPTEMBER 30, 1995.....................       1,000,000     $1,000      $165,491        $(287,478)         $(120,987)

                The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COURT COURIER SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   For The Nine
                                                                                     For The Years Ended March     Months Ended
                                                                                                 31                September 30
                                                                                         1994          1995            1995
                                                                                         ----          ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.....................................................................           $(8,944)   $(164,671)        $(57,376)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities -
       Net loss for the three months ended March 31 in
         order to conform to the nine month presentation.......................                 0            0          114,633
       Loss on disposal of equipment...........................................                 0       90,661                0
       Depreciation and amortization...........................................            62,780      100,288           46,335
       Changes in operating assets and liabilities-
       Increase in accounts receivable, net....................................          (188,850)    (123,611)        (247,993)
       (Increase) decrease in prepaid expenses and other current assets........            13,142      (26,259)          22,035
       (Increase) decrease in other assets.....................................            15,144        1,246          (20,406)
       Increase in accounts payable and accrued liabilities....................           117,107       88,565           56,513
       Increase (decrease) in income taxes payable.............................            50,692        2,314           (1,968)
       Decrease in other liability.............................................           (16,000)     (20,800)          (8,000)

                                                                                     ------------ -------------- ----------------

         Net cash provided by (used in) operating activities...................            45,071      (52,267)         (96,227)

                                                                                     ------------ -------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES -- Purchases of equipment.................
                                                                                     ------------ -------------- ----------------
                                                                                         (140,048)    (196,985)         (81,508)

                                                                                     ------------ -------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on short-term and long-term debt....................................           169,557      388,537          221,314
  Payments on debt and capital lease obligations...............................          (229,293)    (142,608)         (46,819)
  Capital contributions........................................................           163,491            0                0

                                                                                     ------------ -------------- ----------------

         Net cash provided by financing activities.............................           103,755      245,929          174,495

                                                                                     ------------ -------------- ----------------

         Net increase (decrease) in cash and cash equivalents..................             8,778       (3,323)          (3,240)


CASH AND CASH EQUIVALENTS, beginning of period.................................            17,613       26,391           23,068

                                                                                     ------------ -------------- ----------------

CASH AND CASH EQUIVALENTS, end of period.......................................           $26,391      $23,068          $19,828

                                                                                     ============ ============== ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest.......................................................          $120,467     $297,138         $125,346
  Cash paid for taxes..........................................................             5,234            0            1,000

                                                                                     ============ ============== ================

NONCASH TRANSACTIONS:
  Capital lease obligations incurred...........................................           $54,365           $0          $58,131
                                                                                     ============ ============== ================

                The accompanying notes to consolidated financial statements are an integral part of these statements.

                   COURT COURIER SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(1)       BUSINESS AND ORGANIZATION:

         Court Courier Systems, Inc. and subsidiary (the "Company") are primarily engaged in the transportation industry serving financial institutions, state government and private industry in New Jersey, New York, Maine, Connecticut and Massachusetts.

         The accompanying financial statements include Court Courier Systems, Inc. and its wholly-owned subsidiary Court Courier - Revex of Connecticut. All significant intercompany accounts and transactions have been eliminated.

         The Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL (the "Merger") on November 27, 1995. All outstanding shares of the Company were exchanged for cash and shares of CDL's Common Stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates in the Preparation of the Financial Statements -

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equipment -

         Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

 Revenue Recognition -

         Revenue is recognized when the shipment is completed and expenses are recognized as incurred.

 Income Taxes -

         The Company records Federal and state income tax based on taxable income at the applicable rate. Deferred income taxes are provided for differences in the recognition of revenue and expenses for tax and financial reporting purposes. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes and various accruals and reserves which are deductible for tax purposes in future periods.

 Basis of Presentation -

         The Company has historically used a March 31 fiscal year-end; however, to be consistent with CDL and in connection with the merger, consolidated financial statements for the nine months ended September 30 1995 are presented herein. The duplication of the results of operations for the three months ended March 31, 1995 have been reflected as adjustments to accumulated deficit.

 Reclassifications-

         Certain reclassifications have been made to prior years' financial statements to conform to the current period presentation.

(3)       ACCOUNTS RECEIVABLE:

         The Company entered into a factoring agreement with Platinum Funding Corp. in October 1993, under which certain trade receivables were sold without recourse. The factoring charge amounted to a maximum fee of 15% of the receivables assigned and the Company was permitted to receive advances of up to 70% of the receivables assigned. The factoring agreement had a term of nine months and was terminated in August 1994.

         In August 1994, the Company entered into a factoring agreement with Dimmitt & Owen Financial, Inc. under which certain trade receivables were sold without recourse. The factoring charge amounted to a maximum fee of 5% of the receivables assigned and the Company was permitted to receive advances of up to 80% of the receivables assigned. For accounts which remained unpaid after 90 days, the Company was required to repurchase these receivables at the discretion of Dimmitt & Owen Financial, Inc. This agreement was terminated in October 1994.

         As of March 31, 1994, $222,536 of accounts receivable were sold under the agreement with Platinum Funding Corp. and, accordingly, excluded from accounts receivable in the accompanying consolidated financial statements. At March 31, 1994, the Company had a liability due to the factor of $72,378 which represented monies collected by the Company on receivables sold and special advances received from the factor. The Company incurred interest expense related to the factoring agreements of $100,230 and $105,535 for the years ended March 31, 1993 and 1994, respectively.

(4)       PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets consist of the following -

                                                                                                     March 31
                                                                                                 1994        1995
                                                                                              -----------  ---------
Prepaid insurance.......................................................................         $49,753     $59,701
Loan exchange...........................................................................               0      11,729
Due from affiliate......................................................................           6,693       6,693
Other...................................................................................               0       4,582

                                                                                              -----------  ---------

                                                                                                 $56,446     $82,705
                                                                                              ===========  =========

(5)       EQUIPMENT:

         Equipment consists of the following -

                                                                   Useful                 March 31
                                                                   Lives           1994             1995
                                                                   -----           ----             ----
Transportation equipment..................................        5 years         $446,576        $440,107
Computer equipment........................................       5-7 years         237,352         252,685
Office equipment..........................................        7 years           56,006          61,650
Warehouse equipment.......................................        7 years           50,680          50,680
Other equipment...........................................        7 years           18,261          18,261

                                                                              ---------------   ----------

                                                                                   808,875         823,383
Less -- Accumulated depreciation..........................                        (434,579)       (443,051)

                                                                              ---------------  -----------

                                                                                  $374,296        $380,332
                                                                              ===============  ===========

         Leased equipment under capital leases included in equipment above consists of the following -

                                                                                              March 31
                                                                                         1994          1995
                                                                                     -------------    --------
Transportation equipment.......................................................         $111,112       $54,365
Office and other equipment.....................................................                0             0

                                                                                     -------------    --------

                                                                                         111,112        54,365
Less -- Accumulated amortization...............................................          (59,730)      (20,208)

                                                                                     -------------    --------

                                                                                         $51,382       $34,157
                                                                                     =============    ========

(6)       OTHER ASSETS:

         Other assets consist of the following -

                                                                                            March 31
                                                                                        1994        1995
                                                                                     -----------    -------
Security deposits................................................................       $38,414     $41,413
Deferred financing costs.........................................................         4,245           0

                                                                                     -----------    -------

                                                                                        $42,659     $41,413
                                                                                     ===========    =======

(7)       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities consist of the following -

                                                                                              March 31
                                                                                         1994          1995
Accrued payroll and payroll related...........................................          $245,898      $255,872
Other accrued expenses........................................................           180,235        69,018

                                                                                     -------------    --------

                                                                                        $426,133      $324,890
                                                                                     =============    ========


(8)       SHORT-TERM BORROWINGS:

         The Company entered into a line of credit agreement with Riviera Finance in October 1994. At March 31, 1995 $298,430 was outstanding under the agreement. The agreement allows for maximum borrowings of $500,000 and has a term of six months with automatic six month renewals unless terminated by either party with no less than 30 days prior notice. Borrowings outstanding under the agreement bear interest at 33.6% per annum.

         The line of credit  agreement  is secured by the assets of the  Company
including  all  accounts  receivable,   contracts,   franchise  agreements,  and
equipment and is personally guaranteed by the officers of the Company.

         Borrowings under the line of credit averaged $181,795 and $366,980 for the year ended March 31, 1995 and the nine months ended September 30, 1995, respectively. Maximum borrowings were $351,716 and $733,636 for the year ended March 31, 1995 and for the nine months ended September 30, 1995, respectively.

(9)       LONG-TERM DEBT:

         Long-term debt consists of the following -

                                                                                           March 31
                                                                                      1994          1995
                                                                                 --------------     -------
Installment loans (a)......................................................          $52,296        $99,921
Other......................................................................            6,414          6,087

                                                                                 --------------     -------

                                                                                      58,710        106,008
Less -- Current maturities.................................................          (45,421)       (38,485)

                                                                                 --------------     -------

                                                                                     $13,289        $67,523
                                                                                 ==============     =======

         (a) Collateralized installment loans maturing through January 2000, payable monthly with interest rates ranging from 9.25% to 14.99% per annum.

         The aggregate amounts of annual principal maturities of long-term debt are as follows -

                                                                               March 31
                                                                            --------------
1996..................................................................          $38,485
1997..................................................................           25,893
1998..................................................................           21,460
1999..................................................................           10,499
2000..................................................................            9,671

                                                                            --------------

                                                                               $106,008
                                                                            ==============


(10)      CAPITAL LEASE OBLIGATIONS:

         The Company leases certain equipment under capital lease agreements which expire at various dates, minimum annual payments under capital leases are as follows -

                                                                                                March 31
                                                                                             --------------
1996.....................................................................................         $16,632
1997.....................................................................................          16,632
1998.....................................................................................          17,184

                                                                                             --------------

          Total minimum payments.........................................................          50,448
Less - Amounts representing interest.....................................................          (4,932)

                                                                                             --------------

          Net minimum payments...........................................................          45,516
Less -Current portion of obligations under capital leases................................         (13,648)

                                                                                             --------------

Long-term portion of obligations under capital leases....................................         $31,868
                                                                                             ==============

(11)      FRANCHISE AGREEMENT:

         In March 1990, the Company sold a management franchise in New Jersey. Under the terms of the franchise agreement, the managing franchisee is entitled, for a 10 year period, to the greater of 15% of the assigned revenues attributable to the managing franchisee's zone or a guaranteed minimum income of $16,000 per year, paid in monthly installments. In connection with the franchise agreement, the Company recorded a liability for the guaranteed minimum income payments required under the agreement. At March 31, 1994 and 1995, such liability totaled $96,000 and $75,200, respectively, and is included in other liability in the accompanying consolidated balance sheets. The Company has made guaranteed minimum income payments of $16,000 for each of the years ended March 31, 1994, and 1995 and $12,000 for the nine months ended September 30, 1995.

(12)      INCOME TAXES:

         The following income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109. The income tax provisions of $20,881, $1,000 and $1,000 for the years ended March 31, 1994 and 1995 and for the nine months ended September 30, 1995, respectively, include penalties of $27,031, $1,000 and $1,000 for the years ended March 31, 1994 and 1995 and for the nine months ended September 30, 1995, respectively.

         The differences in Federal income taxes provided and the amounts determined by applying the statutory tax rate (34%) to income before income taxes result from the following -

                                                                                                         For The Nine
                                                                        For The Years Ended March 31    Months Ended
                                                                        ---------------------------      September 30
                                                                             1994           1995             1995
                                                                             ----           ----             ----


Tax benefit at statutory rate.....................................           $6,150       $(55,648)         $(19,168)
Add -
  Net operating losses not recognized.............................                0         55,648            19,168
  Penalties and other.............................................           20,881          1,000             1,000

                                                                        --------------   ---------         ---------

                                                                            $27,031         $1,000            $1,000
                                                                        ==============   =========         =========

(13)      COMMITMENTS AND CONTINGENCIES:

Litigation -

         The Company is, from time-to-time, a party to litigation arising in the normal course of business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

 Commitments -

         The Company leases, under operating leases, office space and office equipment with lease terms of greater than one year. For the years ended March 31, 1994 and 1995 and for the nine months ended September 30, 1995, rent expense amounted to $120,618, $186,021, and $131,738, respectively.

         The approximate minimum annual rental commitments of the Company, under existing lease agreements, are as follows -

                                                                           March 31
                                                                        --------------
1996...............................................................        $167,597
1997...............................................................         141,854
1998...............................................................          51,402

                                                                        --------------

                                                                           $360,853
                                                                        ==============

(14)      SIGNIFICANT CUSTOMERS:

         Two customers accounted for approximately 55%, 56% and 57% of revenues for the years ended March 31, 1994 and 1995 and for the nine months ended September 30, 1995, respectively.

                            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          ORBIT/LIGHTSPEED COURIER SYSTEMS, INC. AND RELATED COMPANIES
                             COMBINED BALANCE SHEETS


                                                      ASSETS

                                                                                                           December 31
                                                                                                       1993           1994
                                                                                                       ----           ----
CURRENT ASSETS:
  Cash and cash equivalents...................................................................          $30,481        $71,293
  Accounts receivable, less allowance for doubtful accounts of $50,200 and
     $44,999 in 1993 and 1994, respectively (Note 8)..........................................        1,002,862      1,043,402
  Due from stockholder........................................................................            4,300              0
  Prepaid expenses and other current assets (Note 3)..........................................          121,408         48,512

                                                                                                  --------------     ---------

         Total current assets.................................................................        1,159,051      1,163,207
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 4).....................................          230,400        173,793
OTHER ASSETS (Notes 5 and 6)..................................................................           73,817         66,490

                                                                                                  --------------     ---------

         Total assets.........................................................................       $1,463,268     $1,403,490

                                                                                                  ==============    ==========



                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit (Note 8)...........................................................               $0       $100,000
  Notes payable (Note 8)......................................................................           69,365         68,112
  Due to stockholders (Note 13)...............................................................           77,600         76,600
  Accounts payable............................................................................           11,959         16,576
  Accrued expenses and other current liabilities (Note 7).....................................          351,812        220,235
  Deferred income taxes payable (Note 9)......................................................          407,000        407,000

                                                                                                  --------------     ---------

         Total current liabilities............................................................          917,736        888,523

                                                                                                   --------------     ---------

LONG-TERM DEBT (Note 8).......................................................................           68,112              0

                                                                                                  --------------     ---------

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY (Note 11):
  Preferred stock ............................................................................                0              0
  Common stock................................................................................           31,559         32,559
  Additional paid-in capital..................................................................           11,000         16,000
  Retained earnings...........................................................................          434,861        466,408

                                                                                                  --------------     ---------

         Total stockholders' equity...........................................................          477,420        514,967

                                                                                                  --------------     ---------

         Total liabilities and stockholders' equity...........................................       $1,463,268     $1,403,490
                                                                                                  ==============    ==========

                The accompanying notes to combined financial statements are an integral part of these balance sheets.

          ORBIT/LIGHTSPEED COURIER SYSTEMS, INC. AND RELATED COMPANIES
                        COMBINED STATEMENTS OF OPERATIONS

                                                                                                                  For The Nine
                                                                                      For The Years Ended         Months Ended
                                                                                          December 31             September 30
                                                                                          -----------             ------------
                                                                                      1993           1994             1995
                                                                                      ----           ----             ----


REVENUES (Note 2)..........................................................         $7,776,549     $8,019,515        $6,441,949
COST OF REVENUES...........................................................          5,531,631      5,814,805         4,615,262

                                                                                 --------------   -------------   ---------------

         Gross profit......................................................          2,244,918      2,204,710         1,826,687
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                                                     2,191,387      2,165,543         1,450,276

                                                                                 --------------   -------------   ---------------

         Operating income..................................................             53,531         39,167           376,411

                                                                                 --------------   -------------   ---------------

OTHER INCOME AND EXPENSE:
  Other income ............................................................             23,888         20,452             5,453
  Interest expense.........................................................            (10,682)       (11,704)          (10,743)

                                                                                 --------------   -------------   ---------------

                                                                                        13,206          8,748            (5,290)

                                                                                 --------------   -------------   ---------------

         Income before income taxes........................................             66,737         47,915           371,121
PRO FORMA PROVISION INCOME TAXES (Notes 2 and 9)...........................             18,889         16,368           148,448

                                                                                 --------------   -------------   ---------------

         Net income........................................................            $47,848        $31,547          $222,673
                                                                                 ==============   =============   ===============

                  The accompanying notes to combined financial statements are an integral part of these statements.

          ORBIT/LIGHTSPEED COURIER SYSTEMS, INC. AND RELATED COMPANIES
                   COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEAR ENDED DECEMBER 31, 1993 AND 1994 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                                                          Common Stock       Additional                    Total
                                                                            (Note 11)         Paid-in      Retained    Stockholders'
                                                                       Shares     Amount      Capital      Earnings       Equity

BALANCE AT DECEMBER 31, 1992.....................................           460     $31,559           $0     $387,013      $418,572
  Capital contribution equal to the current income taxes of
     S corporations..............................................             0           0       11,000            0        11,000
  Net income.....................................................             0           0            0       47,848        47,848

                                                                      ---------    ---------   ---------    ---------     ---------

BALANCE AT DECEMBER 31, 1993.....................................           460      31,559       11,000      434,861       477,420
  Initial capitalization of NWC Trucking Corporation.............         1,000       1,000            0            0         1,000
  Capital contribution equal to the current income taxes of
     S corporations..............................................             0           0        5,000            0         5,000
  Net income.....................................................             0           0            0       31,547        31,547

                                                                      ---------    ---------   ---------    ---------     ---------

BALANCE AT DECEMBER 31, 1994.....................................         1,460      32,559       16,000      466,408       514,967
  Capital contribution equal to the current income taxes of
     S corporations..............................................             0           0      148,448            0       148,448
  Distributions to Stockholders..................................             0           0            0     (310,000)     (310,000)
  Net income.....................................................             0           0            0      222,673       222,673

                                                                      ---------    ---------   ---------    ---------     ---------

BALANCE AT SEPTEMBER 30, 1995....................................         1,460     $32,559     $164,448     $379,081      $576,088
                                                                      =========    =========   =========    =========     =========

                   The accompanying notes to combined financial statements are an integral part of this statement.

          ORBIT/LIGHTSPEED COURIER SYSTEMS, INC. AND RELATED COMPANIES
                        COMBINED STATEMENTS OF CASH FLOWS

                                                                                                                    For The Nine
                                                                                           For The Years Ended     Months Ended
                                                                                               December 31          September 30
                                                                                               -----------          ------------
                                                                                            1993         1994           1995
                                                                                            ----         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................       $47,848        $31,547       $222,673
  Adjustment to reconcile net income to net cash provided by operating activities -
     Depreciation and amortization..................................................        61,400         59,359         37,254
     Loss on disposal of equipment..................................................             0         23,115          8,702
     Deferred taxes.................................................................        (5,000)        10,210              0
     Capital contributions equal to current provision for income taxes..............        11,000          5,000        148,448
      Changes in operating assets and liabilities -
       (Increase) decrease in -
       Accounts receivable, net.....................................................       (89,078)       (40,540)      (112,848)
       Prepaid expenses and other current assets....................................       (37,943)        72,896         (8,564)
       Other assets.................................................................         5,003         16,286        (22,259)
       (Increase) decrease in -
       Accounts payable, accrued expenses and other current liabilities.............        52,266       (126,961)       137,533

                                                                                         -----------     ---------      ---------

         Net cash provided by operating activities..................................        45,496         50,912        410,939

                                                                                         -----------     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements.................................       (87,482)       (25,867)       (59,230)

                                                                                         -----------     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt..............................................        (4,025)       (69,365)       (95,383)
  Principal (payments) proceeds on revolving line of credit.........................       (20,000)       100,000         77,998
  (Payments to) proceeds from stockholders, net.....................................        (4,300)         3,300              0
  Issuance of common stock..........................................................             0          1,000              0
  Proceeds from issuance of long-term debt..........................................             0              0        120,000
  Distribution to stockholders......................................................             0        (19,168)      (310,000)

                                                                                         -----------     ---------      ---------

         Net cash provided  by (used in) financing activities.......................       (28,325)        15,767       (207,385)

                                                                                         -----------     ---------      ---------

         Net increase (decrease) in cash and cash equivalents.......................       (70,311)        40,812        144,324
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................       100,792         30,481         71,293

                                                                                         -----------     ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................       $30,481        $71,293       $215,617

                                                                                         ===========     =========      =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest............................................................       $10,682        $11,704         $8,941
  Cash paid for income taxes........................................................        19,490         14,125         12,851
                                                                                         ===========     =========      =========

                  The accompanying notes to combined financial statements are an integral part of these statements.

          ORBIT/LIGHTSPEED COURIER SYSTEMS, INC. AND RELATED COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


(1)       BUSINESS AND ORGANIZATION:

         The accompanying combined financial  tatements  include  the  accounts
of  Orbit/Lightspeed   Courier Systems, Inc.  (a New York corporation),  O/L
Warehousing, Inc. (a New York corporation), BMBA, Inc. (a New York corporation and NWC Trucking Corporation (a Delaware corporation) (collectively, the "Company").

         The Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL (the "Merger") on November 27, 1995. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Basis of Presentation -

         The companies listed in Note 1 are under the common control of eight individuals. All significant intercompany transactions have been eliminated in combination.

Use of Estimates in the Preparation of the Financial Statements -

         The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equipment and Leasehold Improvements -

         Equipment is recorded at cost. Leasehold improvements are amortized over the lives of the respective leases or the lives of the improvements, whichever is shorter. Depreciation and amortization is computed using a straight-line method over the estimated useful lives of the assets.

 Revenue Recognition -

         Revenue is recognized when the shipment is completed and expenses are recognized as incurred.

 Income Taxes -

         The Company (except for NWC Trucking  Corporation,  prior to January 1,
1995) has elected to be treated for Federal and state income tax purposes as an S Corporation and, accordingly, any income tax liabilities are the responsibility of the stockholders. New York City does not recognize S Corporation status and therefore, New York City taxes have been provided for in the accompanying financial statements. For purposes of these financial statements, Federal and state income taxes have been provided for the Company as if the Company had filed C Corporation tax returns. The current income tax expense is reflected as an adjustment to additional paid-in capital. The Company's S Corporation status terminated with the effective date of the Merger discussed in Note 1.

 Reclassifications-

         Certain reclassifications have been made to prior years' financial statements to conform to the current period presentation.

(3)       PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets consist of the following at -

                                                                                                December 31
                                                                                             1993         1994
                                                                                         -------------  ----------
Prepaid insurance....................................................................      $102,508       $32,988
Prepaid rent.........................................................................        18,900        15,524

                                                                                         -------------  ----------

                                                                                           $121,408       $48,512
                                                                                         =============  ==========

 (4)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

         Equipment and leasehold improvements consist of the following at -

                                                                                                 December 31
                                                                                             1993          1994
                                                                                         -------------  ----------
Office equipment....................................................................        $395,312      $403,779
Warehouse and transportation equipment..............................................          90,794        74,794
Leasehold improvements..............................................................          62,845        62,845

                                                                                         -------------  ----------

                                                                                             548,951       541,418
Less - Accumulated depreciation and amortization....................................         318,551       367,625

                                                                                         -------------  ----------

                                                                                            $230,400      $173,793
                                                                                         =============  ==========

(5)       OTHER ASSETS:

         Other assets consist of the following at -

                                                                                               December 31
                                                                                             1993        1994
                                                                                         -----------  -----------
Security deposits...................................................................        $30,105      $30,105
Intangible assets (Note 6)..........................................................         43,712       26,175
Deferred tax asset (Note 9).........................................................              0       10,210

                                                                                         -----------  -----------

                                                                                            $73,817      $66,490

(6)       INTANGIBLE ASSETS:

         During 1989 and 1993, the Company purchased the business of two messenger services. The purchase prices were allocated to certain intangible assets that were acquired. Intangible assets consist of the following at -

                                                                      Amortization            December 31
                                                                        Periods           1993          1994
                                                                        -------           ----          ----

Covenant not-to-compete.......................................         3-5 years          $66,260       $66,260
Customer list.................................................         3-5 years           49,750        49,750
Goodwill......................................................          40 years           18,750        18,750
Organizational costs..........................................          5 years                 0         1,631

                                                                                      -------------     -------

                                                                                          134,760       136,391
Less - Accumulated amortization...............................                             91,048       110,216

                                                                                      -------------     -------

                                                                                          $43,712       $26,175
                                                                                      =============     =======

 (7)      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities consist of the following at -

                                                                                            December 31
                                                                                         1993          1994
                                                                                     -------------     ---------
Accrued payroll and payroll related expenses..................................            $312,872     $197,183
Deposits held.................................................................              11,175       11,175
Other accrued liabilities.....................................................              27,765       11,877

                                                                                     -------------    ----------

                                                                                          $351,812     $220,235
                                                                                     =============    ==========

(8)       REVOLVING LINE OF CREDIT AND NOTES PAYABLE:

         At December 31, 1994, the Company had a $250,000 line of credit facility with a bank which is due on demand. Borrowings under the revolving line of credit were secured by the Company's accounts receivable and the personal guarantee of the owners. At December 31, 1994, $100,000 was outstanding under this line of credit.

         Long-term debt consists of the following-

                                                                                             December 31,
                                                                                          1993           1994
                                                                                     --------------      -------
Note payable due to a bank payable in monthly installments of $5,417 plus interest
  at prime (8.5% at December 31, 1994) plus 1.5%................................         $130,000        $65,000
Other...........................................................................            7,477          3,112

                                                                                     --------------      -------

                                                                                          137,477         68,112
Less - current maturities.......................................................          (69,365)       (68,112)

                                                                                     --------------      -------

                                                                                          $68,112             $0
                                                                                     ==============      =======

 (9)      INCOME TAXES:

         The following income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109 as if the Company had been subject to Federal and state income taxes throughout the periods presented. The provision for income taxes consists of -

                                                                                                  For The Nine
                                                                         For The Years Ended      Months Ended
                                                                              December 31         September 30
                                                                           1993        1994           1995
                                                                           ----        ----           ----

Federal............................................                          $5,217        $0        $115,047
State and local....................................                          13,672    16,368          33,401

                                                                        -----------  --------        --------

                                                                            $18,889   $16,368        $148,448
                                                                        ===========   =======        ========

         The differences in federal income taxes provided and the amounts determined by applying the statutory tax rate (34%) to income before income taxes result from the following -

                                                                                                          For The Nine
                                                                          For The Years Ended December    Months Ended
                                                                                       31                 September 30
                                                                           ---------------------------    ------------
                                                                               1993           1994            1995
                                                                               ----           ----            ----

Income tax at statutory rate........................................           $22,691        $16,291       $126,181
Add (deduct) -
  State and local income taxes, net of Federal benefit..............             9,024         10,802         22,045
  Nondeductible expenses............................................            14,057         23,959            222
  Targeted jobs credit..............................................           (26,883)       (34,684)             0

                                                                          --------------      --------      --------

                                                                               $18,889        $16,368       $148,448
                                                                          ==============      ========      ========

         The Company files their Federal, state and New York City tax returns on the cash basis of accounting. Reflected in the accompanying balance sheets is a current liability of $407,000, which represents the tax effect of differences in the recognition of revenue and expenses between the cash basis and accrual basis of accounting.

(10)      COMMITMENTS AND CONTINGENCIES:

 Litigation -

         The Company is, from time to time, party to litigation arising in the normal course of business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

 Commitments -

         The Company leases office and warehouse space under operating leases with terms of greater than one year. For the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, rent expense amounted to $271,002, $263,209, and $232,469, respectively.

         At December 31, 1994 the approximate minimum annual rental commitments of the Company, under existing lease agreements are as follows -

                                                                                   December 31,
1995...........................................................................        $268,746
1996...........................................................................         276,360
1997...........................................................................         281,268
1998...........................................................................         291,600
1999...........................................................................         296,808
Thereafter.....................................................................       1,696,985
                                                                                     ----------
                                                                                     $3,111,767
                                                                                     ==========

(11)      COMMON STOCK:

         Common stock of each of the combined entities at December 31, 1994 is as follows -

                                                                  Par          Shares         Issued and       Common
                                                                   Value      Authorized      Outstanding       Stock
                                                                 -------      ----------      -----------      --------
Orbit/Lightspeed Courier Systems, Inc..........................       $0           200               60         $31,159
O/L Warehousing, Inc...........................................        0           200              200             200
BMBA, Inc......................................................        0           200              200             200
NWC Trucking Corporation.......................................        0         1,000            1,000           1,000

         During 1994, the Company capitalized NWC Trucking through the issuance of 1,000 shares of common stock.

         Preferred stock of Orbit/Lightspeed Courier Systems, Inc. at December 31, 1994 is as follows -

                                                               Par          Shares          Issued and      Preferred
                                                                Value      Authorized       Outstanding        Stock
                                                               -------      ----------      -----------      --------
Orbit/Lightspeed Courier Systems, Inc.......................     $250         400                0               $0

(12)      RELATED PARTY TRANSACTIONS:

         For the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, the Company paid $236,000, $238,000 and $102,000, respectively, in consulting fees to a corporation owned by a twenty-five percent stockholder.

         The Company also leases one of its three offices from a twenty-five percent stockholder. The rent paid to the stockholder for the years ended December 31, 1993 and 1994 and the nine months ended September 30, 1995 was approximately $98,000, $76,000, and $35,000, respectively.

(13)      DUE TO STOCKHOLDER:

         The amounts due to stockholders are payable upon demand and are noninterest bearing.

                                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                   DISTRIBUTION SOLUTIONS INTERNATIONAL, INC.
                                 BALANCE SHEETS





                                     ASSETS

                                                                                                           December 31
                                                                                                       1993           1994
                                                                                                       ----           ----

CURRENT ASSETS:
  Cash and cash equivalents..................................................................            $1,365         $1,775
  Accounts receivable, less allowance for doubtful accounts of $12,000 as of
     December 31, 1994.......................................................................         1,725,259        353,197
  Prepaid expenses and other current assets (Note 3).........................................            40,723         32,087
  Prepaid taxes (Notes 2 and 8)..............................................................                 0          2,367

                                                                                                  --------------  ------------

         Total current assets................................................................         1,767,347        389,426
EQUIPMENT, net (Note 4)......................................................................           202,414        251,424
STOCKHOLDER RECEIVABLE (Note 12).............................................................                 0         29,278
OTHER ASSETS (Note 5)........................................................................             4,148          3,419

                                                                                                  --------------  ------------

         Total assets........................................................................        $1,973,909       $673,547

                                                                                                  ==============  ============



                                                    LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Line of credit (Note 9)....................................................................          $150,000       $178,000
  Current portion of long-term debt and capital lease obligations (Note 7)...................            60,376         47,664
  Accounts payable...........................................................................           928,986        565,867
  Accrued expenses and other current liabilities (Note 6)....................................            78,420         84,555
  Michigan single business tax liability.....................................................                 0         32,600
  Deferred revenue (Note 2)..................................................................           461,842         51,167

                                                                                                  --------------  ------------

         Total current liabilities...........................................................         1,679,624        959,853

                                                                                                  --------------  ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Note 7)........................................           141,495        102,237

                                                                                                  --------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $1 par value, 50,000 shares authorized, 1,000 shares
     issued and outstanding..................................................................             1,000          1,000
  Additional paid-in capital.................................................................            89,808         89,808
  Retained earnings (accumulated deficit)....................................................            61,982       (479,351)

                                                                                                  --------------  ------------

         Total stockholder's equity (deficit)................................................           152,790       (388,543)

                                                                                                  --------------  ------------

         Total liabilities and stockholder's equity (deficit)................................        $1,973,909       $673,547
                                                                                                  ==============  ============

                    The accompanying notes to financial statements are an integral part of these balance sheets.

                   DISTRIBUTION SOLUTIONS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                                                                                     For The Nine
                                                                                     For The Years Ended December   Months Ended
                                                                                                  31                 September 30
                                                                                                  --                 ------------
                                                                                          1993           1994            1995
                                                                                          ----           ----            ----


REVENUES (Notes 2 and 13).......................................................        $6,796,334     $6,861,941      $6,216,520
COST OF REVENUES................................................................         4,993,480      5,382,037       5,252,158

                                                                                     --------------  ------------    ------------

         Gross profit...........................................................         1,802,854      1,479,904         964,362
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  (Note 12).....................................................................     --------------  ------------    ------------
                                                                                         1,458,646      2,010,971         930,577

                                                                                     --------------  ------------    ------------

         Operating (loss) income................................................           344,208       (531,067)         33,785

                                                                                     --------------  ------------    ------------

OTHER INCOME AND EXPENSE:
  Other income (expense), net...................................................               349         10,281          (6,823)
  Interest expense (Note 7).....................................................           (32,029)       (20,547)        (17,401)

                                                                                     --------------  ------------    ------------

                                                                                           (31,680)       (10,266)        (24,224)

                                                                                     --------------  ------------    ------------

  Income (loss) before income taxes.............................................           312,528       (541,333)          9,561
  Pro forma provision for income taxes (Notes 2 and 8)..........................           107,232              0           3,824

                                                                                     --------------  ------------    ------------

         Net income (loss)......................................................          $205,296      $(541,333)         $5,737
                                                                                     ==============  ============    ============

                      The accompanying notes to financial statements are an integral part of these statements.

                   DISTRIBUTION SOLUTIONS INTERNATIONAL, INC.
                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                                                                                                           Total
                                                                                           Additional                  Stockholder's
                                                                       Common Stock         Paid-In      Accumulated       Equity
                                                                     Shares     Amount      Capital        Deficit       (Deficit)
                                                                   ----------  ---------  ---------      ---------        ---------
BALANCE AT DECEMBER 31, 1992....................................       1,000     $1,000          $0      $(143,314)       $(142,314)
  Capital contribution equal to the current income taxes
     of S Corporation...........................................           0          0      89,808              0           89,808
  Net income....................................................           0          0           0        205,296          205,296

                                                                   ----------  ---------  ---------      ---------        ---------

BALANCE AT DECEMBER 31, 1993....................................       1,000      1,000      89,808         61,982          152,790
  Net loss......................................................           0          0           0       (541,333)        (541,333)

                                                                   ----------  ---------  ---------      ---------        ---------

BALANCE AT DECEMBER 31, 1994....................................       1,000      1,000      89,808       (479,351)        (388,543)
  Net income....................................................           0          0           0          5,737            5,737

                                                                   ----------  ---------  ---------      ---------        ---------

BALANCE AT SEPTEMBER 30, 1995...................................       1,000     $1,000     $89,808      $(473,614)       $(382,806)
                                                                   ==========  =========  =========      =========        =========

                      The accompanying notes to financial statements are an integral part of these statements.

                   DISTRIBUTION SOLUTIONS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                                     For The Nine
                                                                                         For The Years Ended        Months Ended
                                                                                              December 31            September 30
                                                                                              -----------            ------------
                                                                                          1993           1994            1995
                                                                                          ----           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................................          $205,296      $(541,333)          $5,737
  Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Loss on disposal of equipment............................................                 0         51,877                0
       Depreciation and amortization of equipment...............................            87,615        102,454           72,484
       Capital contribution equal to current income taxes of S Corporation......            89,808              0                0
       Changes in operating assets and liabilities-
         (Increase) decrease in accounts receivable, net........................          (872,903)     1,372,062         (773,611)
         (Increase) decrease in prepaid expenses and other current assets.......            (1,908)         6,269           (2,170)
         Decrease in other assets...............................................            29,241            729           29,665
         Increase (decrease) in accounts payable................................           224,458       (363,119)         326,923
         Increase in accrued expenses and other current liabilities.............            23,847          6,135          207,548
         Increase (decrease) in Michigan single business tax liability..........                 0         32,600          (32,600)
         Increase (decrease) in deferred revenue................................           461,842       (410,675)         554,237

                                                                                     --------------   ------------     ------------

         Net cash provided by operating activities..............................           247,296        256,999          388,213

                                                                                     --------------   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment........................................................           (61,261)      (203,341)         (96,951)
  Increase in stockholder receivable............................................                 0        (29,278)         (86,535)

                                                                                     --------------   ------------     ------------

         Net cash used in investing activities..................................           (61,261)      (232,619)        (183,486)

                                                                                     --------------   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (repayments) from line of credit, net............................          (140,000)        28,000         (178,000)
    Proceeds from long-term debt................................................            17,000         43,339           33,159
    Principal payments on long-term debt........................................           (72,833)       (95,309)         (53,927)

                                                                                     --------------   ------------     ------------

         Net cash used in financing activities..................................          (195,833)       (23,970)        (198,768)

                                                                                     --------------   ------------     ------------

         Net increase (decrease) in cash and cash equivalents...................            (9,798)           410            5,959
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................            11,163          1,365            1,775

                                                                                     --------------   ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................            $1,365         $1,775           $7,734

                                                                                     ==============   ============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest......................................................           $32,029        $18,527          $18,463
                                                                                     ==============   ============     ============

                      The accompanying notes to financial statements are an integral part of these statements.

                   DISTRIBUTION SOLUTIONS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS




(1)       BUSINESS AND ORGANIZATION:

         Distributions Solutions International, Inc. (the "Company") is a third party logistics management company. The Company's primary services include logistics management, consulting/benchmarking, resource procurement and freight billing processing.

         The Company and its stockholder entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL (the "Merger") on November 27, 1995. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the Common Stock of CDL.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates in the Preparation of the Financial Statements -

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Equipment -

         Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of capital leases is included in depreciation expense.

 Revenue Recognition -

         Revenue is recognized when services are rendered to customers and expenses are recognized as incurred. Certain customers pay in advance, giving rise to deferred revenue.

 Income Taxes -

         The Company has elected to be treated for Federal income tax purposes as an S Corporation and, accordingly, any income tax liabilities are the responsibility of the stockholder. For purposes of these financial statements, Federal income taxes benefits have been recognized for the Company as if the Company had filed C Corporation tax returns. The tax benefits have been offset by a valuation allowance. The income tax expense for 1993 is reflected as an increase to additional paid-in capital. The Company's S Corporation status terminated with the effective date of the Merger as discussed in Note 1.

 Reclassifications-

         Certain reclassifications have been made to prior years' financial statements to conform to the current period presentation.

(3)       PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets consist of the following -

                                                                                           December 31
                                                                                        1993        1994
                                                                                     -----------  ----------
Prepaid insurance................................................................         $8,634      $9,221
Prepaid rent.....................................................................         11,155      17,487
Employee receivables.............................................................          7,767       3,597
Other............................................................................         13,167       1,782

                                                                                     -----------  ----------

                                                                                         $40,723     $32,087
                                                                                     ===========  ==========

(4)       EQUIPMENT:

         Equipment consists of the following -

                                                                       Useful             December 31
                                                                       Lives          1993          1994
                                                                       -----          ----          ----

Furniture, fixtures and equipment.............................          5-7 years    $135,094      $151,383
Computer equipment............................................          3-5 years     259,097       390,237
Vehicles......................................................            5 years      41,344        24,306
Leasehold improvements........................................            7 years       7,615         9,696

                                                                                  -------------  ----------

                                                                                      443,150       575,622
Less -Accumulated depreciation and amortization...............                       (240,736)     (324,198)

                                                                                  -------------  ----------

                                                                                     $202,414      $251,424
                                                                                  =============  ==========

         Leased equipment under capital leases included in equipment above consists of the following -

                                                                       Useful             December 31
                                                                       Lives          1993          1994
                                                                       -----          ----          ----

Leased equipment..............................................            5 years       $8,998       $30,379
Leased computer equipment.....................................          3-5 years       84,155       106,955

                                                                                       ----------    -------

                                                                                        93,153       137,334
Less - Accumulated amortization...............................                         (67,734)      (95,212)

                                                                                       ----------    -------

                                                                                       $25,419       $42,122
                                                                                       ==========    =======

(5)       OTHER ASSETS:

         Other assets consist of the following -

                                                                                              December 31
                                                                                            1993       1994
                                                                                         ----------    ------
Deferred financing costs...........................................................         $2,278     $1,822
Other..............................................................................          1,870      1,597

                                                                                         ----------    ------

                                                                                            $4,148     $3,419
                                                                                         ==========    ======

(6)       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities consist of the following -

                                                                                           December 31
                                                                                        1993        1994

Payroll and payroll withholdings.................................................       $40,799     $41,814
Rent accrual.....................................................................        36,127      36,127
Other............................................................................         1,494       6,614

                                                                                     -----------    --------

                                                                                        $78,420     $84,555
                                                                                     ===========    ========

(7)       LONG-TERM OBLIGATIONS:

         Long-term obligations consist of the following -

                                                                                             December 31
                                                                                         1993          1994
                                                                                         ----          ----

Small Business Administration loan (a).........................................         $114,060       $94,722
Vehicle loans from banks and financing
  companies (b)................................................................           27,901        15,897
Capital lease obligations (c)..................................................           55,035        39,282
Note payable to bank...........................................................            4,875             0

                                                                                     -------------    --------

                                                                                         201,871       149,901
Less - Current maturities......................................................          (60,376)      (47,664)

                                                                                     -------------    --------

                                                                                        $141,495      $102,237
                                                                                     =============    ========

         (a) Monthly principal and interest payments of $2,380; interest rate is at prime plus 1%, secured by all assets of the Company and a personal guarantee of the stockholder with a final payment due in December 1998.

         (b) Loans for vehicles with monthly payments aggregating $933, payments due through May 1999 with interest rates ranging from 7% to 9.45%.

         (c) Various lease obligations for office and computer equipment maturing through 1998, with interest rates ranging from 10% to 23% secured by the office and computer equipment.

         The aggregate amounts of annual principal maturities of long-term debt (excluding capital lease obligations) are as follows -

                                                                                                   December 31
1995........................................................................................            $25,222
1996........................................................................................             27,596
1997........................................................................................             30,197
1998........................................................................................             27,604

                                                                                                  --------------

         Total..............................................................................           $110,619
                                                                                                  ==============

         The Company leases certain office and computer equipment under capital lease agreements which expire at various dates. Minimum annual payments under capital leases are as follows -

                                                                                                   December 31
1995........................................................................................           $25,998
1996........................................................................................             9,500
1997........................................................................................             8,421
1998........................................................................................               702

                                                                                                  --------------

         Total minimum payments.............................................................            44,621
Less - amounts representing interest........................................................            (5,339)

                                                                                                  --------------

         Net minimum payments...............................................................            39,282
Less - current portion of obligations under capital leases..................................           (22,442)

                                                                                                  --------------

Long-term portion of obligations under capital leases.......................................           $16,840
                                                                                                  ==============

(8)       INCOME TAXES:

         The following income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to Federal and state income taxes throughout the periods presented.

         The components of the provision for income taxes are as follows -

                                                                                                 For The Nine
                                                                         For The Years Ended    Months Ended
                                                                             December 31         September 30
                                                                         -------------------    -------------
                                                                             1993      1994          1995
                                                                             ----      ----          ----

Federal............................................................         $107,232    $0           $3,824
                                                                            ========   ====          ======

         The differences in Federal income taxes provided and the amounts determined by applying the statutory tax rate (34%) to income before income taxes result from the following -

                                                                                                For The Nine
                                                               For The Years Ended December    Months Ended
                                                                            31,                  September 30
                                                               ----------------------------    -------------
                                                                   1993           1994              1995
                                                                   ----           ----              ----


Tax at statutory rate.....................................        $106,260       $(184,053)          $3,251
Add (deduct) -
Nondeductible expenses....................................             972         (14,169)             573
Allowance against benefit due to realization
  concerns................................................               0         198,222                0

                                                               ------------- --------------- ------------------

Income tax expense........................................        $107,232              $0           $3,824
                                                               ============= =============== ==================

(9)       LINE OF CREDIT:

         Borrowings outstanding under a line of credit from a bank, which are secured by all the assets of the Company, assignment of a life insurance policy on the stockholder and a personal guarantee of the stockholder, bear interest at prime (8.5% and 6.0% at December 31, 1993 and 1994) plus 2% and were due on April 20, 1995. The available line of credit for that period was $250,000. This line was subsequently renewed on April 20, 1995 through June 30, 1995 and then on July 1, 1995 through September 30, 1995. The total available credit under the renewed line is $200,000.

(10)      COMMITMENTS AND CONTINGENCIES:

 Litigation -

         The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

 Commitments -

         The Company leases, under operating leases, office and transportation equipment with lease terms of greater than one year. Rent expense related to these leases amounted to $87,727, $154,716, and $144,087 for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

         The approximate minimum annual rental commitments of the Company, under existing lease agreements, over the next five years, are as follows-

                                                                                                December 31

1995...................................................................................            $192,050
1996...................................................................................             192,050
1997...................................................................................             192,050
1998...................................................................................             159,918
1999...................................................................................             111,089

                                                                                              ----------------

                                                                                                   $847,157
                                                                                              ================

(11)      EMPLOYEE BENEFIT PLANS:

         The Company maintains a 401(k) profit sharing plan covering substantially all full-time employees of the Company who have one year of service and are age eighteen or older. At its discretion, the Company may match contributions on behalf of the eligible employees. For the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, the Company did not make any contributions to the plan.

(12)      RELATED PARTY TRANSACTIONS:

 Related Party Expenses -

         The Company paid salary and medical benefits for an employee of a company which is owned by the stockholder of the Company. Payroll related expenses for the employee amounted to $75,200, $81,800, and $86,800 for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

 Related Party Receivables -

         At December 31, 1994, the Company had a noninterest bearing loan receivable from its stockholder of $29,278.

(13)      SIGNIFICANT CUSTOMERS:

         Four customers accounted for approximately 94%, 98%, and 93% of revenues for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

                               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                          OLYMPIC COURIER SYSTEMS, INC.
                               AND RELATED COMPANY
                             COMBINED BALANCE SHEETS





                                                      ASSETS

                                                                                                           December 31
                                                                                                       1993           1994
                                                                                                     ----------      --------
CURRENT ASSETS:
  Cash and cash equivalents..................................................................           $14,046            $0
  Accounts receivable, less allowance for doubtful accounts of $170,000 and
     $187,000 in 1993 and 1994, respectively.................................................           763,338       755,272
  Prepaid expenses and other current assets (Note 3).........................................             2,661        14,860

                                                                                                     ----------      --------

         Total current assets................................................................           780,045       770,132
EQUIPMENT, net (Notes 2 and 4)...............................................................           166,955       140,612
OTHER ASSETS (Note 5)........................................................................            54,366        36,354

                                                                                                     ----------      --------

         Total assets........................................................................        $1,001,366      $947,098

                                                                                                     ==========      ========



                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit (Note 8)..........................................................          $300,000      $250,000
  Capital leases (Note 8)....................................................................            36,204        13,335
  Accounts payable...........................................................................            72,480        86,875
  Accrued expenses and other current liabilities (Note 7)....................................           143,606       113,129
  Income taxes payable (Notes 2 and 9).......................................................           250,000       248,000

                                                                                                     ----------      --------

         Total current liabilities...........................................................           802,290       711,339

                                                                                                     ----------      --------

CAPITAL LEASE OBLIGATIONS (Note 8)...........................................................            14,266             0
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
  Common stock...............................................................................                 0             0
  Additional paid-in capital.................................................................            18,000        40,000
  Retained earnings..........................................................................           166,810       195,759

                                                                                                     ----------      --------

         Total stockholders' equity..........................................................           184,810       235,759

                                                                                                     ----------      --------

         Total liabilities and stockholders' equity..........................................        $1,001,366      $947,098
                                                                                                     ==========      ========

                The accompanying notes to combined financial statements are an integral part of these balance sheets.

                OLYMPIC COURIER SYSTEMS, INC. AND RELATED COMPANY
                          COMBINED STATEMENTS OF INCOME



                                                                                                                   For The Nine
                                                                                      For The Years Ended          Months Ended
                                                                                           December 31             September 30
                                                                                           -----------             ------------
                                                                                      1993            1994             1995
                                                                                      ----            ----             ----


REVENUES (Note 2)..........................................................         $6,180,628      $5,765,889      $4,218,845
COST OF REVENUES...........................................................          3,143,946       3,140,139       2,293,569

                                                                                    ----------      ----------      ----------

         Gross profit......................................................          3,036,682       2,625,750       1,925,276
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...............................          2,915,911       2,609,594       1,905,013

                                                                                    ----------      ----------      ----------

         Operating income..................................................            120,771          16,156          20,263

                                                                                    ----------      ----------      ----------

OTHER INCOME AND (EXPENSE):................................................
  Other income.............................................................            110,377          68,444             401
  Interest expense (Note 8)................................................            (38,759)        (31,843)        (19,573)

                                                                                    ----------      ----------      ----------

                                                                                        71,618          36,601         (19,172)

                                                                                    ----------      ----------      ----------

         Income before income taxes........................................            192,389          52,757           1,091
PRO FORMA PROVISION FOR INCOME TAXES
  (Notes 2 and 9)..........................................................             81,353          23,808               0

                                                                                    ----------      ----------      ----------

         Net income........................................................           $111,036         $28,949          $1,091
                                                                                    ==========      ==========      ==========

                  The accompanying notes to combined financial statements are an integral part of these statements.

                          OLYMPIC COURIER SYSTEMS, INC.
                               AND RELATED COMPANY
                   COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994
                AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                                                                           Additional                      Total
                                                                       Common Stock         Paid-In        Retained    Stockholders'
                                                                     Shares     Amount      Capital        Earnings        Equity
                                                                   ----------  --------      --------      ----------     ----------
BALANCE AT DECEMBER 31, 1992..................................         140        $0          $1,000        $135,774       $136,774
  Distribution to stockholders................................           0         0               0         (80,000)       (80,000)
  Capital contribution equal to current income
     taxes of S Corporation...................................           0         0          17,000               0         17,000
  Net income..................................................           0         0               0         111,036        111,036

                                                                   ----------  --------      --------      ----------     ----------

BALANCE AT DECEMBER 31, 1993..................................         140         0          18,000         166,810        184,810
  Capital contribution equal to current income
     taxes of S Corporation...................................           0         0          22,000               0         22,000
  Net income..................................................           0         0               0          28,949         28,949

                                                                   ----------  --------      --------      ----------     ----------

BALANCE AT DECEMBER 31, 1994..................................         140         0          40,000         195,759        235,759
  Net income..................................................           0         0               0           1,091          1,091

                                                                   ----------  --------      --------      ----------     ----------

BALANCE AT SEPTEMBER  30, 1995................................         140        $0         $40,000        $196,850       $236,850
                                                                   ==========  ========      ========      ==========     ==========

                  The accompanying notes to combined financial statements are an integral part of these statements.

                          OLYMPIC COURIER SYSTEMS, INC.
                               AND RELATED COMPANY
                        COMBINED STATEMENTS OF CASH FLOWS

                                                                                                                    For The Nine
                                                                                          For The Years Ended       Months Ended
                                                                                              December 31           September 30
                                                                                              -----------           ------------
                                                                                           1993         1994            1995
                                                                                           ----         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................       $111,036      $28,949            $1,091
  Adjustments to reconcile net income to net cash provided by operating activities -
     Depreciation and amortization.................................................         65,533       62,427            31,483
     Capital contribution for taxes of S Corporation...............................         17,000       22,000                 0
     Changes in operating assets and liabilities-
     (Increase) decrease in accounts receivable, net...............................       (180,725)       8,066           (19,309)
     (Increase) decrease in prepaid expenses and other current assets..............         11,109      (12,199)          (17,616)
     Decrease in other assets......................................................         15,391       13,942             4,020
     Increase (decrease) in accounts payable.......................................         67,221       14,395            (1,714)
     Increase (decrease) in accrued expenses and other current liabilities.........        (72,220)     (30,477)           31,137
     Increase (decrease) in income taxes payable...................................         55,000       (2,000)                0

                                                                                       ------------   ----------        ----------

         Net cash provided by operating activities.................................         89,345      105,103            29,092

                                                                                       ------------   ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES --
  Purchases of equipment...........................................................        (34,113)     (32,014)           (6,827)

                                                                                       ------------   ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) under revolving line of credit...............................         50,000      (50,000)                0
  Payments under capital lease obligations.........................................        (43,044)     (37,135)          (13,335)
  Distribution to stockholders.....................................................        (80,000)           0                 0

                                                                                       ------------   ----------        ----------

         Net cash used in financing activities.....................................        (73,044)     (87,135)          (13,335)

                                                                                       ------------   ----------        ----------

         Net increase (decrease) in cash and cash equivalents......................        (17,812)     (14,046)            8,930
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................         31,858       14,046                 0

                                                                                       ------------   ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................        $14,046           $0            $8,930

                                                                                       ============   ==========        ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...........................................................        $38,759      $31,843           $19,573
  Cash paid for income taxes.......................................................          1,314        6,175             5,104

                                                                                       ============   ==========        ==========

NONCASH TRANSACTIONS:
  Capital lease obligations incurred...............................................        $44,151           $0                $0
                                                                                       ============   ==========        ==========

                  The accompanying notes to combined financial statements are an integral part of these statements.

                OLYMPIC COURIER SYSTEMS, INC. AND RELATED COMPANY
                     NOTES TO COMBINED FINANCIAL STATEMENTS




(1)       BUSINESS AND ORGANIZATION:

         The accompanying combined financial statements include the accounts of Olympic Courier Systems, Inc. and Qualco Courier Systems, Inc. (collectively, the Company).

         The Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL (the "Merger") on November 27, 1995. All outstanding shares of the Company were exchanged for cash and shares of CDL's Common Stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Basis of Presentation -

         The companies listed in Note 1 were related through stockholders with common ownership in each company. All significant intercompany transactions have been eliminated in combination.

Use of Estimates in the Preparation of the Financial Statements -

         The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equipment -

         Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Assets subject to capital leases are amortized over the terms of the leases.

 Revenue Recognition -

         Revenue is recognized when the shipment is completed or in the case of the logistics business, when services are rendered to customer and expenses are recognized as incurred. Certain customers pay in advance, giving rise to deferred revenue.

 Income Taxes -

         The Company has elected to be treated for federal income tax purposes as an S Corporation and, accordingly, any income tax liabilities are the responsibility of the stockholders. New York City does not recognize S Corporation status and therefore, New York City taxes have been provided for in the accompanying financial statements. For purposes of these financial statements, federal and state income taxes have been provided for the Company as if the Company had filed C Corporation tax returns. The current income tax expense is reflected as an increase to additional paid-in capital. The Company's S Corporation status terminated with the effective date of the Merger discussed in Note 1.

 Reclassifications-

         Certain reclassifications have been made to prior years' financial statements to conform to the current period presentation.

(3)       PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets consist of the following -

                                                                                               December 31
                                                                                             1993        1994
                                                                                            ------      -------
Prepaid insurance...................................................................            $0       $1,089
Other...............................................................................         2,661       13,771

                                                                                            ------      -------

                                                                                            $2,661      $14,860
                                                                                            ======      =======

(4)       EQUIPMENT:

         Equipment consists of the following -

                                                                                            December 31
                                                                    Useful Lives        1993            1994
                                                                    ------------        ----            ----

Furniture, fixtures and equipment.............................       3-5 years         $404,954         $437,508
Less - accumulated depreciation and amortization..............                         (237,999)        (296,896)

                                                                                       ---------        --------

                                                                                       $166,955         $140,612
                                                                                       =========        ========

(5)       OTHER ASSETS:

         Other assets consist of the following -

                                                                                               December 31
                                                                                             1993        1994

Security deposits...................................................................        $40,745      $32,284
Intangible assets (Note 6)..........................................................          8,140        4,070
Other...............................................................................          5,481            0

                                                                                          ---------     --------

                                                                                            $54,366      $36,354
                                                                                          =========     ========

(6)       INTANGIBLE ASSETS:

         In 1991, Qualco Courier Systems, Inc. purchased a customer list. The purchase price was capitalized as an intangible asset and is included in other assets. The customer list is being amortized over a five-year period. Intangible assets consist of the following -

                                                                                               December 31
                                                                                             1993        1994

Customer list.......................................................................        $20,350      $20,350
Less - accumulated amortization.....................................................        (12,210)     (16,280)

                                                                                         ------------    -------

                                                                                             $8,140       $4,070
                                                                                         ============    =======

(7)       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities consist of the following -

                                                                                               December 31
                                                                                            1993         1994
                                                                                            ----         ----

Payroll and related benefits....................................................           $51,280      $73,165
Other accrued liabilities.......................................................            92,326       39,964

                                                                                         ============    =======



(8)       REVOLVING LINE OF CREDIT AND CAPITAL LEASES:

         The Company has a $350,000 time note agreement with a bank. At December 31, 1993 and 1994, the amounts outstanding under the time note agreement were $300,000 and $250,000, respectively. The time note is rolled over every 90 days and is paid in full once a year. Borrowings under the time note are secured by the Company's assets and the personal guarantee of the owners. The term note requires monthly interest payments at a rate equal to 1.5% above the banks prime rate (6.0% and 8.5% at December 31, 1993 and 1994, respectively).

         The  Company  leased  certain  equipment  under   noncancellable  lease
agreements which expired in May 1995. At December 31, 1994, minimum annual rental commitments under noncancellable leases were as follows -

1995.............................................................................................          $13,818
Less - amounts representing interest.............................................................              483

                                                                                                      ------------

         Net minimum lease payments..............................................................          $13,335
                                                                                                      ============

(9)       INCOME TAXES:

         The following income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109 as if the Company had been subject to Federal and state income taxes throughout the periods presented.

         The components of the provision for income taxes are as follows -

                                                                                                       For The Nine
                                                                              For The Years Ended     Months Ended
                                                                                  December 31          September 30
                                                                                  -----------          ------------
                                                                               1993         1994           1995
                                                                               ----         ----           ----

Federal................................................................         $58,666      $13,633             $0
State..................................................................          22,687       10,175              0

                                                                            -----------      -------          -----

                                                                                $81,353      $23,808             $0
                                                                            ===========      =======          =====

         The differences in federal income taxes provided and the amounts determined by applying the statutory tax rate (34%) to income before income taxes result from the following -

                                                                                                       For The Nine
                                                                              For The Years Ended     Months Ended
                                                                                  December 31          September 30
                                                                                  -----------          ------------
                                                                               1993         1994           1995
                                                                               ----         ----           ----

Income tax at statutory rate...........................................       $65,412     $17,937         $371
Add -..................................................................
  State income taxes net of Federal benefit............................        14,973       6,716            0
  Other................................................................           968        (845)        (371)

                                                                            -----------   -------         -----

                                                                              $81,353     $23,808           $0
                                                                            ===========   =======         =====

         The Company files its Federal, state and New York City income tax returns on the cash basis of accounting. Reflected in the accompanying balance sheets is a current liability of approximately $250,000 and $248,000 at December 31, 1993 and 1994, respectively, which represents the tax effect of differences in the recognition of revenues and expenses between the cash basis and the accrual basis of accounting.

(10)      COMMITMENTS AND CONTINGENCIES:

 Litigation -

         The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

 Commitments -

         The Company leases its operating facilities under operating leases with lease terms of greater than one year. Rent expense related to these leases amounted to $195,182, $197,469 and $143,716 for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, respectively.

         The approximate minimum annual rental commitments of the Company, under existing lease agreements, over the next five years, are as follows -

                                                                                                   December 31,

1995........................................................................................          $163,944
1996........................................................................................           160,576
1997........................................................................................           158,977
1998........................................................................................           122,556
1999........................................................................................           125,665
Thereafter..................................................................................           174,206

                                                                                                 -----------------

                                                                                                      $905,924
                                                                                                 =================

                              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         AMERICAN COURIER EXPRESS, INC.
                                 BALANCE SHEETS


                                                      ASSETS

                                                                                                              January 31
                                                                                                          1994          1995
                                                                                                          ----          ----

CURRENT ASSETS:
  Cash and cash equivalents.......................................................................        $92,832       $13,567
  Accounts receivable, less allowance for doubtful accounts of $30,000 as of
     January 31, 1994 and $31,000 as of January 31, 1995 .........................................        366,156       502,929
  Prepaid expenses and other current assets (Note 4)..............................................         57,268       123,204
  Stockholder receivables (Note 10)...............................................................          3,500             0

                                                                                                          -------       -------

         Total current assets.....................................................................        519,756       639,700
EQUIPMENT, net (Note 3)...........................................................................        112,996       123,786
LONG-TERM STOCKHOLDERS RECEIVABLES (Note 10)......................................................              0        37,885
OTHER ASSETS......................................................................................          8,957         8,582

                                                                                                          -------       -------

         Total assets.............................................................................       $641,709      $809,953

                                                                                                         ========      ========



                                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease obligations (Note 7)........................        $32,737       $27,263
  Accounts payable................................................................................         41,463       114,537
  Accrued expenses and other current liabilities (Note 5).........................................        149,686       310,436
  Federal and state income taxes payable..........................................................        167,368       189,640

                                                                                                          -------       -------

         Total current liabilities................................................................        391,254       641,876

                                                                                                          -------       -------



  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Note 7)...........................................         80,960        62,801

                                                                                                          -------       -------

  DEFERRED INCOME TAXES...........................................................................         17,051        14,985

                                                                                                          -------       -------

  COMMITMENTS AND CONTINGENCIES (Note 9)
  STOCKHOLDERS' EQUITY:
  Common stock; no par value; 2,500 shares authorized; 958 shares outstanding.....................          6,240         6,240
  Additional paid-in capital......................................................................         16,170        16,170
  Retained earnings...............................................................................        152,260        90,107
  Less- Treasury stock............................................................................        (22,226)      (22,226)

                                                                                                          -------       -------

         Total stockholders' equity...............................................................        152,444        90,291

                                                                                                          -------       -------

         Total liabilities and stockholders' equity...............................................       $641,709      $809,953
                                                                                                         ========      ========

                    The accompanying notes to financial statements are an integral part of these balance sheets.

                         AMERICAN COURIER EXPRESS, INC.
                            STATEMENTS OF OPERATIONS

                                                                                                                     For The Nine
                                                                                         For The Years Ended        Months Ended
                                                                                              January 31             September 30
                                                                                              ----------             ------------
                                                                                          1994           1995            1995
                                                                                          ----           ----            ----


REVENUES (Note 2)...............................................................        $2,532,797     $4,146,242      $3,149,405
COST OF REVENUES................................................................         1,529,859      2,803,495       2,398,960

                                                                                        ----------     ----------      ----------

         Gross profit...........................................................         1,002,938      1,342,747         750,445
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....................................           828,592      1,421,552         598,240

                                                                                        ----------     ----------      ----------

         Operating income (loss)................................................           174,346        (78,805)        152,205

                                                                                        ----------     ----------      ----------

OTHER INCOME (EXPENSE)
  Other income (expense)........................................................               273            696          (3,422)
  Interest expense..............................................................           (18,307)       (11,949)         (8,885)

                                                                                        ----------     ----------      ----------

                                                                                           (18,034)       (11,253)        (12,037)

                                                                                        ----------     ----------      ----------

         Income (loss) before income taxes......................................           156,312        (90,058)        139,898
PRO FORMA PROVISION FOR (BENEFIT FROM) INCOME TAXES (Notes 2 and 8).............
                                                                                            66,694        (27,905)         56,389

                                                                                        ----------     ----------      ----------

         Net income (loss)......................................................           $89,618       $(62,153)        $83,509
                                                                                        ==========     ==========      ==========

                      The accompanying notes to financial statements are an integral part of these statements.

                         AMERICAN COURIER EXPRESS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED JANUARY 31, 1994 AND 1995
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                                                               Additional                                   Total
                                                          Shares     Amount     Paid-In       Retained      Treasury   Stockholders'
                                                            Common Stock         Capital      Earnings        Stock        Equity
                                                        ----------  --------     --------      --------      --------      --------
BALANCE AT JANUARY 31, 1993.........................        958       $6,240      $16,170       $62,642      $(12,491)     $72,561
  Purchase of treasury stock........................          0            0            0             0        (9,735)      (9,735)
  Net income........................................          0            0            0        89,618             0       89,618

                                                        ----------  --------     --------      --------      --------      -------

BALANCE AT JANUARY 31, 1994.........................        958        6,240       16,170       152,260       (22,226)     152,444
  Net loss..........................................          0            0            0       (62,153)            0      (62,153)

                                                        ----------  --------     --------      --------      --------      -------

BALANCE AT  JANUARY 31, 1995........................        958        6,240       16,170        90,107       (22,226)      90,291
  Net income........................................          0            0            0        83,509             0       83,509
  Adjustment to conform fiscal year-end.............          0            0            0         4,449             0        4,449

                                                        ----------  --------     --------      --------      --------      -------

BALANCE AT SEPTEMBER 30, 1995.......................        958       $6,240      $16,170      $178,065      ($22,226)    $178,249
                                                        ==========  ========     ========      ========      ========     ========

                       The accompanying notes to financial statements are an integral part of this statement.

                         AMERICAN COURIER EXPRESS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                                     For The Nine
                                                                                           For The Years Ended       Months Ended
                                                                                                January 31           September 30
                                                                                                ----------           ------------
                                                                                           1994           1995           1995
                                                                                           ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................................             $89,618      $(62,153)       $83,509
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities -
       Net (income) loss for the one month ended
         January 31 in order to conform to the
         nine-month presentation................................................                   0             0          4,449
       Depreciation and amortization............................................              20,134        34,994         29,775
  Changes in operating assets and liabilities-
    Increase in accounts receivable.............................................            (168,784)     (136,773)      (140,865)
     Increase in prepaid expenses and other
       current assets...........................................................             (38,482)      (62,436)       (70,980)
     (Increase) decrease in stockholders receivables............................               4,571       (37,885)             0
     (Increase) decrease in other assets........................................              (2,699)          375         (3,801)
     Increase in accounts payable...............................................              18,550        73,074            148
     Increase (decrease) in accrued expenses and other current
       liabilities..............................................................             103,314       160,751        (13,052)
     Increase in Federal and state income taxes
       payable..................................................................              92,408        22,272         48,496
     Increase (decrease) in deferred income taxes...............................               8,235        (2,067)             0

                                                                                       ------------- -------------- ---------------

       Net cash provided by (used in) operating
         activities.............................................................             126,865        (9,848)       (62,321)

                                                                                       ------------- -------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES --
     Purchases of equipment.....................................................             (57,696)      (45,784)       (16,526)

                                                                                       ------------- -------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings......................................................                   0             0        100,000
     Principal payments under long-term debt and capital leases.................             (29,079)      (23,633)       (24,760)
     Purchase of treasury stock.................................................              (9,735)            0              0

                                                                                       ------------- -------------- ---------------

         Net cash provided by (used in) financing activities....................             (38,814)      (23,633)        75,240

                                                                                       ------------- -------------- ---------------

         Net increase (decrease) in cash and cash equivalents...................              30,355       (79,265)        (3,607)


CASH AND CASH EQUIVALENTS AT BEGINNING  OF PERIOD                                             62,477        92,832         13,567

                                                                                       ------------- -------------- ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................             $92,832       $13,567         $9,960

                                                                                       ============= ============== ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest.....................................................             $18,307       $11,949         $8,885
     Cash paid for income taxes.................................................              14,880             0              0

                                                                                       ============= ============== ===============


NONCASH TRANSACTION:
  Capital lease obligations incurred............................................                  $0            $0        $19,494
                                                                                       ============= ============== ===============

                       The accompanying notes to financial statements are an integral part of this statement.

                         AMERICAN COURIER EXPRESS, INC.
                          NOTES TO FINANCIAL STATEMENTS




(1)       BUSINESS AND ORGANIZATION:

         American Courier Express, Inc.(the "Company") is a courier/messenger service offering envelope and small parcel deliveries primarily within the New York City Metropolitan area.

         The Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL (the "Merger") on November 27, 1995. All outstanding shares of the Company were exchanged for cash and shares of CDL's Common Stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates in the Preparation of the Financial Statements -

         The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equipment -

         Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Assets subject to capital leases are amortized over the terms of the leases.

 Revenue Recognition -

         Revenue is recognized when the shipment is completed and expenses are recognized as incurred.

 Income Taxes -

         Deferred income taxes are provided for differences in the recognition of revenue and expense for tax and financial reporting purposes. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes and various accruals and reserves which are deductible for tax purposes in future periods.

 Basis of Presentation -

         The Company has historically used a January 31 fiscal year-end; however, to be consistent with CDL and in connection with the merger, financial statements for the nine months ended September 30 are presented herein. The duplication of the results of operations for the one month ended January 31, 1995 has been reflected as adjustments to retained earnings.

 Reclassifications-

         Certain reclassifications have been made to prior years' financial statements to conform to current period presentation.

(3)       EQUIPMENT:

         Equipment consists of the following -

                                                                                               January 31
                                                                         Useful Lives      1994         1995
                                                                         ------------     --------     --------
Transportation equipment..........................................         5 years        $101,438     $110,187
Other equipment...................................................        5-7 years         67,550       91,880

                                                                                          --------     --------

                                                                                           168,988      202,067
Less - Accumulated depreciation and amortization..................                         (55,992)     (78,281)

                                                                                          --------     --------

                                                                                          $112,996     $123,786
                                                                                          ========     ========

         Leased equipment under capital leases included in equipment above consists of the following-

                                                                                             January 31
                                                                                         1994          1995
                                                                                         ----          ----

Transportation equipment......................................................          $101,438      $110,187
Less- Accumulated amortization................................................           (35,643)      (43,914)

                                                                                        ---------     --------

                                                                                         $65,795       $66,273
                                                                                        =========     ========

(4)       PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets consist of the following -

                                                                                            January 31
                                                                                        1994         1995
                                                                                      ---------   --------
Prepaid insurance..............................................................             $0     $10,082
Deferred tax asset.............................................................         57,268     111,923
Other..........................................................................              0       1,199

                                                                                      ---------   --------

                                                                                       $57,268    $123,204
                                                                                      ========    ========

(5)       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities consist of the following -

                                                                                             January 31
                                                                                         1994          1995
                                                                                         ----          ----

Insurance.....................................................................          $112,500      $247,500
Independent contractors.......................................................                 0        30,745
Payroll and payroll related...................................................            37,186        30,749
Other.........................................................................                 0         1,442

                                                                                     -----------      --------

                                                                                        $149,686      $310,436
                                                                                     ===========      ========

(6)       SHORT-TERM BORROWINGS:

         During February 1995, the Company entered into a $100,000 line of credit agreement payable to a bank, which bears interest at prime plus 1%. The line of credit is collateralized by the Company's accounts receivable and equipment.

         Borrowings under the line of credit averaged $78,261, with an average interest rate of 9.86% for the nine months ended September 30, 1995. Maximum borrowings were $100,000 for the nine months ended September 30, 1995.

(7)       LONG-TERM DEBT:

         Long-term debt consists of the following -

                                                                                             January 31
                                                                                        1994          1995
                                                                                        ----          ----

Capital lease obligations......................................................         $66,874      $48,657
Related party loan - note payable due to the parents of a stockholder, payable in equal monthly installments of $835 including interest at 10.375%, through 2001
  (Note 10)....................................................................          46,823       41,407

                                                                                     -----------     -------

                                                                                        113,697       90,064
Less - Current maturities......................................................         (32,737)     (27,263)

                                                                                     -----------     -------

                                                                                        $80,960      $62,801
                                                                                     ===========     =======

         The aggregate amounts of annual principal maturities of long-term debt (excluding capital lease obligations) are as follows -

                                                                                                    January 31
                                                                                                  ---------------
1996.........................................................................................           $6,007
1997.........................................................................................            6,661
1998.........................................................................................            7,386
1999.........................................................................................            8,190
2000.........................................................................................            9,081
Thereafter...................................................................................            4,082

                                                                                                  ---------------

         Total...............................................................................          $41,407
                                                                                                  ===============

         The Company leases certain transportation equipment under capital lease agreements which expire at various dates. Minimum annual payments under capital leases are as follows -

                                                                                                    January 31
                                                                                                  ---------------
1996.........................................................................................          $24,411
1997.........................................................................................           19,301
1998.........................................................................................            9,548

                                                                                                  ---------------

         Total minimum payments..............................................................           53,260
Less - Amounts representing interest.........................................................           (4,603)

                                                                                                  ---------------

          Net minimum payments...............................................................           48,657
Less - Current portion of obligations under capital leases...................................          (21,256)

                                                                                                  ---------------

Long-term portion of obligations under capital leases........................................          $27,401
                                                                                                  ===============

(8)       INCOME TAXES:

         The stockholders of the Company elected C corporation status for Federal and state income tax purposes. The following income tax information is presented in accordance with Statement of Financial Accounting Standards No.
109. Income tax provision (benefit) and deferred income tax assets and liabilities have been determined in accordance with such statement.

                                                                                                         For The Nine
                                                                             For The Years Ended        Months Ended
                                                                                 January 31              September 30
                                                                                 ----------              ------------
                                                                             1994           1995             1995
                                                                             ----           ----             ----


Federal...........................................................          $51,136       $(21,396)        $43,798
State.............................................................           15,558         (6,509)         12,591

                                                                        --------------     --------        -------

                                                                            $66,694       ($27,905)        $56,389
                                                                        ==============     ========        =======

         The differences in Federal income taxes provided and the amounts determined by applying the statutory tax rate (34%) to income (loss) before income taxes result from the following -

                                                                                                        For The Nine
                                                                             For The Years Ended       Months Ended
                                                                                 January 31             September 30
                                                                                 ----------             ------------
                                                                             1994           1995            1995
                                                                             ----           ----            ----


Tax statutory rate................................................           $53,146       ($30,620)         $47,565
Add (deduct) -
  State income taxes (net)........................................            10,269         (4,296)           8,310
  Nondeductible expenses..........................................             3,279          7,011              514

                                                                        --------------     --------          -------

                                                                             $66,694       ($27,905)         $56,389
                                                                        ==============     ========          =======

         The Company files their Federal and state tax returns on the cash basis of accounting. Reflected in the accompanying balance sheets are current liabilities of $167,368 and $189,640 at January 31, 1994 and 1995, which represent the tax effect of differences in the recognition of revenue and expenses between the cash basis and accrual basis of accounting.

(9)       COMMITMENTS AND CONTINGENCIES:

Litigation -

         The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

 Commitments -

         The Company leases, under operating leases, office and transportation equipment with lease terms of greater than one year. Rent expense related to these leases amounted to $42,030, $78,234, and $60,315 for the years ended January 31, 1994 and 1995 and for the nine months ended September 30, 1995.

         The approximate minimum annual rental commitments of the Company, under existing lease agreements, are as follows -

                                                                                                    January 31
                                                                                                  ---------------
1996.....................................................................................               $74,304
1997.....................................................................................                71,180
1998.....................................................................................                63,372
1999.....................................................................................                36,967

                                                                                                  ---------------

                                                                                                       $245,823
                                                                                                  ===============

(10)      RELATED PARTY TRANSACTIONS:

 Affiliate -

         The Company is affiliated through common ownership with another courier company, Medexpress Systems, Inc. ("Medexpress"). The officers of the Company have a 50% interest in Medexpress. At January 31, 1995, the Company had a receivable due from Medexpress totaling $525, which are included in accounts receivable in the accompanying balance sheets. At January 31, 1994, there were no amounts due from Medexpress to the Company.

 Related Party Receivables -

         At January 31, 1994 and 1995, the Company had noninterest bearing loans receivable from stockholders of $3,500 and $37,885.

 Related Party Loan -

         At January 31, 1994 and 1995, the Company had a loan payable to the parents of a stockholder of $46,823 and $41,407, respectively. The loan is payable in equal monthly installments of $835, including interest at 10.375%, through 2001 (see Note 7).

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures

         Not applicable.

III-2


                                                     PART III


Item 10.  Directors and Executive Officers of the Company

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1996 Annual Meeting of Stockholders, except for certain information relating to the Company's executive officers which is provided below.

Executive Officers

       The following table sets forth certain information as of February 1, 1996 concerning each of the Company's executive officers:



                   Name                  Age                      Position

   John Mattei              67   Chairman of the Board and Chief Executive
                                    Officer
   William T. Brannan       47   President, Chief Operating Officer and Director
   Joseph G. Wojak          58   Executive Vice President, Chief Financial
                                    Officer, Secretary and Director
   William T. Beaury        43   Vice Chairman - Strategic Planning and Director
   Norton F. Hight          62   Vice President - Corporate Development
   Filbert A. DiNardo       52   Vice President - Human Resources


 .........John Mattei has served as the Chairman of the Board and Chief Executive
Officer of the Company since June 1994. From 1988 to June 1994, Mr. Mattei founded and served as President of J.K.M. Associates, Inc., a consulting firm which provides financial advisory services with an emphasis on mergers and acquisitions and financial restructuring.

 .........William T. Brannan has served as the President and Chief  Operating
Officer of the Company since November 1994. From January 1991 until October 1994, Mr. Brannan served as President, Americas Region - US Operations, for TNT Express Worldwide, a major European-based overnight express delivery company. Mr. Brannan has 23 years of experience in the transportation and logistics industry.

 .........Joseph G. Wojak has served as the Executive Vice President,  Chief
Financial Officer and Secretary since June 1994. Prior thereto, from May 1994 to June 1994, Mr. Wojak served as a consultant to the Company. From September 1990 until May 1994, Mr. Wojak was a financial and management consultant. Prior to September 1990, Mr. Wojak served as the Executive Vice President and Chief Financial Officer of The Howard Savings Bank. The Howard Savings Bank was placed under Resolution Trust Corporation receivership in October 1992.

     .........William  T.  Beaury  has served as the Vice  Chairman -  Strategic
Planning since December 1995. Prior thereto, Mr. Beaury was a co-founder and the Chairman and a director of SureWay Air Traffic Corporation and SureWay Logistics Inc., since 1984 and October 1993, respectively. In addition, since 1975, Mr. Beaury has served as President of Assets Management Limited, an investment management company which previously owned 74% of SureWay. Mr. Beaury has 20 years of experience in the same-day ground and air delivery industry. Mr. Beaury also has been a member of the Air Conference of America since 1980, The
Advertising Production Club since 1988, and a member of the Presidents Association - the CEO Division of the American Management Association.

     .........Norton F. Hight has been  Vice-President-Corporate  Development of the Company since December 1995. From March 1995 to December 1995, Mr. Hight served as Chairman and CEO of Crown Courier Systems. Prior thereto, Mr. Hight served as President of Crown Courier Systems from May 1974 to March 1995. From June 1976 to March 1995, Mr. Hight served as President of Bestway Distribution Services (formerly Bestway Cartage Corp.) Mr. Hight has twenty-two years experience in the same-day delivery industry. Mr. Hight has been a member of the Messenger Courier Association of the Americas since 1990 and currently serves on the Board of Directors. Mr. Hight has also been a member of the Florida Messenger Association since 1988 where he also serves on the Board of Directors.

 .........Filbert A. DiNardo has been the Vice President - Human Resources of the
Company since July 1995. Prior thereto, from September 1990 to July 1995, Mr. DiNardo served as Vice President, Human Resources, TNT Express Worldwide, Americas Region - US Operations, a major European-based overnight express delivery company, where his major responsibilities included development of policies and procedures, executive recruitment, development and management of health and benefits plans, and management development. Mr. DiNardo has resigned his position with the Company, effective April 12, 1996.

Item 11.  Executive Compensation

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1996 Annual Meeting of Stockholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1996 Annual Meeting of Stockholders.


Item 13.  Certain Relationships and Related Transactions

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1996 Annual Meeting of Stockholders.

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1)  Financial Statements

       See Item 8. Financial Statements and Supplementary Data.

(a)(2)  Financial Statement Schedules

                                      INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                            Page
CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES:
       Report of Independent Public Accountants..............................................................S-1
       Schedule II - Consolidated Valuation and Qualifying Accounts - Period from inception through December 31, 1994 and for the year ended December 31, 1995................................S-2

COMBINED FOUNDING COMPANIES:
       Report of Independent Public Accountants..............................................................S-3
       Schedule II - Combined Valuation and Qualifying Accounts - For the years ended
           December 31, 1993 and 1994, the six months ended June 30, 1995 and the nine months ended September 30, 1995...................................................................S-4

         All other schedules called for by Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.


(a)(3)  Exhibits

         The Exhibits listed in (c) below are filed herewith.


(b)  Reports on Form 8-K

         None.


(c)  Exhibits

        Exhibit                                                 Description
         Number
          2.1 Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated Delivery & Logistics, Inc., American Courier Acquisition Corp., American Courier Express, Inc. and the Stockholders named therein (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference)

          2.2 Agreement and Plan of Reorganization, dated as of September 8, 1995, by and among Consolidated Delivery & Logistics, Inc., Bestway Distribution Acquisition Corp., Bestway Distribution Services, Inc., Crown
                         Courier  Systems,   Inc.  and  the  Stockholders  named
                         therein (filed as Exhibit 2.2 to the Company's Registration Statement on Form S-1 (File
                         No. 33-97008) and incorporated herein by reference).

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

          10.2 Consolidated Delivery & Logistics, Inc. 1995 Stock Option Plan for Independent Directors (filed as Exhibit
                         10. 2 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

          10.3 Management Team Agreement dated November 8, 1995, among Consolidated Delivery & Logistics, Inc. and John Mattei, Joseph Wojak and William Brannan (filed as
                         Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).
          10.4 Employment Agreement, dated as of September 8, 1995, with Filbert DiNardo (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

          10.5           Employment  Agreement,  dated as of September 8, 1995,
                         with  John  Mattei   (filed  as  Exhibit  10.5  to  the
                         Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

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

         10.10 Employment Agreement, dated as of September 15, 1995, with Michael Berry (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.11 Employment Agreement, dated as of September 15, 1995, with Vincent Brana (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.12 Employment Agreement, dated as of September 15, 1995, with Michael Brooks (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.13 Employment Agreement, dated as of September 15, 1995, with Juan Camandona (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.14 Employment Agreement, dated as of September 15, 1995, with Joseph Caruvana (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.15 Employment Agreement, dated as of September 15, 1995, with Randall Catlin (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.16 Employment Agreement, dated as of September 15, 1995, with Martin Galinsky (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.17 Employment Agreement, dated as of September 15, 1995, with Curtis Hight (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.18 Employment Agreement, dated as of September 15, 1995, with Norton Hight (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.19 Employment Agreement, dated as of September 15, 1995, with Rick Katz (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.20 Employment Agreement, dated as of September 15, 1995, with David Kronick (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.21 Employment Agreement, dated as of September 15, 1995, with Andrew B. Kronick (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.22 Employment Agreement, dated as of September 15, 1995, with Howard Kronick (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.23 Employment Agreement, dated as of September 15, 1995, with Irwin Leibowitz (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.24 Employment Agreement, dated as of September 15, 1995, with Labe Leibowitz (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.25 Employment Agreement, dated as of September 15, 1995, with John LoPresti (filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.26 Employment Agreement, dated as of September 15, 1995, with Thomas LoPresti (filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.27 Employment Agreement, dated as of September 15, 1995, with David Mathia (filed as Exhibit 10.27 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.28 Employment Agreement, dated as of September 15, 1995, with Jack McCorkell (filed as Exhibit 10.28 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.29
                         Employment Agreement, dated as of September 15, 1995, with Philip Panasci (filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.30 Employment Agreement, dated as of September 15, 1995, with Peter Silver (filed as Exhibit 10.30 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.31 Employment Agreement, dated as of September 15, 1995, with Philip Snyder (filed as Exhibit 10.31 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.32 Employment Agreement, dated as of September 15, 1995, with William Starace (filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.33 Employment Agreement, dated as of September 15, 1995, with Kenneth Tunnell, Jr. (filed as Exhibit 10.33 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.34 Employment Agreement, dated as of September 15, 1995, with Jeremy Weinstein (filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.35 Employment Agreement, dated as of September 15, 1995, with Robert Wyatt (filed as Exhibit 10.35 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.36 Employment Agreement, dated as of September 15, 1995, with Stephen J. Zrowka (filed as Exhibit 10.36 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.37 Termination Agreement, dated August 14, 1995, by and between Consolidated Delivery & Logistics, Inc. and David Lardier (filed as Exhibit 10.37 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.38 Share Acquisition Agreement and Release with Victor Samara (filed as Exhibit 10.38 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         10.39 Share Acquisition Agreement and Release with the Estate of William Samara (filed as Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

          11.1           Statement Regarding Computation of Net Loss Per Share.

          11.2           Statement Regarding Computation of Pro Forma Net Income
                         Per Share.


          21.1 List of subsidiaries of Consolidated Delivery & Logistics, Inc. (filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August , 1996.

                                        CONSOLIDATED DELIVERY & LOGISTICS, INC.



                                            By: ___________________________
                       John Mattei, Chairman of the Board
                           and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on August , 1996.


      Signature                                                     Capacity


__________________________ Chairman of the Board, Chief Executive Officer
       John Mattei         (Principal Executive Officer) and Director


__________________________ President, Chief Operating Officer and Director
    William T. Brannan


__________________________ Executive Vice President, Chief Financial Officer
     Joseph G. Wojak       (Principal Financial and Accounting Officer),
                           Secretary and Director


__________________________ Vice Chairman-Strategic Planning and Director
    William T. Beaury


__________________________ Director
       Vincent Brana


__________________________ Director
      Michael Brooks


__________________________ Director
      Juan Camandona


__________________________ Director
       Curtis Hight


__________________________ Director
    Howard E. Kronick


__________________________ Director
      Labe Leibowitz


__________________________ Director
      Thomas LoPresti


__________________________ Director
       David Mathia


__________________________ Director
      Philip Snyder


__________________________ Director
       Robert Wyatt


__________________________ Director
    Stephen J. Zrowka


__________________________ Director
   William M. Kearns, Jr.


__________________________ Director
    Kenneth W. Tunnell


__________________________ Director
 Albert W. Van Ness, Jr.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Consolidated Delivery & Logistics, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of Consolidated Delivery & Logistics, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 19, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                     ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 19, 1996

                                                                   Schedule II

              CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                          Balance          Charged                                             Balance
                                             at            to Costs                                             at End
                                          Beginning          and           Write-offs          Other              of
           Description                    of Period        Expenses           (b)               (a)             Period
- -----------------------------------
                                        =============     ===========     =============     ============     =============
Forthe  period  from  inception  (June  30,  1994)  through  December  31,  1994
   Allowance for doubtful
   accounts                                  $0               $0               $0               $0                $0
                                        =============     ===========     =============     ============     =============

For the year ended
   December 31, 1995 -
   Allowance for doubtful
   accounts                                  $0              $204            ($48)            $1,129            $1,285
                                        =============     ===========     =============     ============     =============


(a)     Represents the addition of the Founding Companies on September 30, 1995.
(b)     Represents write-offs net of recoveries.

            The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Combined Founding Companies:

We have audited in accordance with generally accepted auditing standards, the financial statements of Combined Founding Companies included in this Form 10-K and have issued our report thereon dated March 19, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                     ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 19, 1996

                                                                    Schedule II

                          COMBINED FOUNDING COMPANIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                              Balance           Charged                             Balance
                                                at             to Costs                              at End
                                             Beginning            and            Write-offs            of
             Description                     of Period         Expenses              (a)             Period
- --------------------------------------
                                           ==============    ==============     ==============    =============
For the year ended
   December 31, 1993 -
   Allowance for doubtful accounts             $591              $638              ($407)             $822
                                           ==============    ==============     ==============    =============

For the year ended
   December 31, 1994 -
   Allowance for doubtful accounts             $822              $545              ($275)            $1,092
                                           ==============    ==============     ==============    =============

For the nine months ended
   September 30, 1995 -
   Allowance for doubtful accounts            $1,092             $335              ($298)            $1,129
                                           ==============    ==============     ==============    =============




(a)      Represents write-offs net of recoveries.

              The accompanying notes to combined financial statements are an integral part of this schedule.

                                            INDEX TO EXHIBITS

    Exhibits                                                                                              Page

      11.1     Statement Regarding Computation of Net Loss Per Share                                      2

      11.2     Statement Regarding Computation of Pro Forma Net Income Per Share.                         3


                                                                                     EXHIBIT 11.1

                         CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES

                                            NET LOSS PER SHARE

                                   FOR THE YEAR ENDED DECEMBER 31, 1995

                                 (In Thousands Except Share Information)

SHARES CONSIDERED:

Weighted  average  portion of 2,100,000  common shares issues in connection with the formation of CD&L adjusted to reflect  1,400,000  common shares redeemed and canceled in connection  with a termination  agreement and 305,577  common shares redeemed and canceled in connection with a management agreement
                                                                                        1,450,479

Weighted  average  portion of 99,446 common  shares  issued in connection  with a
termination agreement                                                                      37,871

Weighted  average portion of 2,935,700  common shares issued to the  stockholders
of the Founding Companies                                                                 273,462

Weighted  average  portion of 3,200,000  common shares sold in the Initial Public
Offering                                                                                  298,082
                                                                                   ------------------

         Total common shares considered                                                 2,059,894
                                                                                   ==================

NET LOSS                                                                                    ($195)
                                                                                   ==================

NET LOSS PER SHARE (a)                                                                         ($.10)
                                                                                   ==================


(a) The conversion of the Company's debentures and stock options are excluded from the computation as the effect would be antidilutive.

                                                                                            EXHIBIT 11.2

                         CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES

                                      PRO FORMA NET INCOME PER SHARE

                                   FOR THE YEAR ENDED DECEMBER 31, 1995

                                 (In Thousands Except Share Information)


SHARES CONSIDERED:

Common shares issued prior to acquisition of the Founding Companies and the Initial
Public Offering                                                                                  493,869

Common shares issued to the stockholders of the Founding Companies                             2,935,700

Common shares sold in the Initial Public Offering                                              3,200,000

Debentures (a)                                                                                   180,995
                                                                                          ------------------

         Total common shares considered                                                        6,810,564
                                                                                          ------------------

NET INCOME                                                                                        $1,987
                                                                                          ==================

NET INCOME PER SHARE (b)                                                                               $.29
                                                                                          ==================


(a) Dilution attributable to the conversion of the Company's 8% Subordinated Convertible Debentures.
(b) The conversion of the Company's stock options are excluded from the computation as the effect would be antidilutive.