Form 10-Q/A
period 1996-03-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1996-09-17
CIK 1000779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-Q/A


(Mark One)

                  Quarterlyreport  pursuant  to  Section  13 or 15  (d)  of  the
                           Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996 or

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

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
                FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX


                                                                           Page

Part I - Financial Information (unaudited)

   Item 1 - Financial Statements

      Consolidated Delivery & Logistics, Inc. and Subsidiaries
         Condensed Consolidated Balance Sheets as of December 31, 1995, and    1
            March 31, 1996
         Condensed Consolidated Statements of Income for the Three Months      2
            Ended March 31, 1995 and 1996
         Condensed Consolidated Statements of Cash Flows for the Three Months  3
            Ended March 31, 1995 and 1996
         Notes to Condensed Consolidated Financial Statements                  4

      Combined Founding Companies
         Condensed Combined Statement of Income for the Three Months           5
            Ended March 31, 1995
         Condensed Combined Statement of Cash Flows for the Three              6
            Months Ended March 31, 1995
         Notes to Condensed Combined Financial Statements                      7

      SureWay Air Traffic Corporation and Subsidiary
         Condensed Consolidated Statement of Income for the Three Months       8
            Ended March 31, 1995
         Condensed Consolidated Statement of Cash Flows for the Three          9
            Months Ended March 31, 1995
         Notes to Condensed Consolidated Financial Statements                 10

      Securities Courier Corporation
         Condensed Statement of Operations for the Three Months Ended         11
            March 31, 1995
         Condensed Statement of Cash Flows for the Three Months Ended         12
            March 31, 1995
         Notes to Condensed Financial Statements                              13

      National Courier, Inc. and National Express, Inc.
         Condensed Combined Statement of Operations for the Three Months      14
            Ended March 31, 1995
         Condensed Combined Statement of Cash Flows for the Three Months      15
            Ended March 31, 1995
         Notes to Condensed Combined Financial Statements                     16

      Silver Star Express, Inc. and Related Companies
         Condensed Combined Statement of Income for the Three Months          17
            Ended March 31, 1995
         Condensed Combined Statement of Cash Flows for the Three             18
            Months Ended March 31, 1995
         Notes to Condensed Combined Financial Statements                     19

      Crown Courier Systems, Inc. and Bestway Distribution Services, Inc.
         Condensed Combined Statement of Income for the Three Months          20
            Ended March 31, 1995
         Condensed Combined Statement of Cash Flows for the Three             21
            Months Ended March 31, 1995
         Notes to Condensed Combined Financial Statements                     22

      Court Courier Systems, Inc. and Subsidiary
         Condensed Consolidated Statement of Income for the Three Months      23
            Ended March 31, 1995
         Condensed Consolidated Statement of Cash Flows for the Three         24
            Months Ended March 31, 1995
         Notes to Condensed Consolidated Financial Statements                 25

      Orbit/Lightspeed Courier Systems, Inc. and Related Companies
         Condensed Combined Statement of Income for the Three Months          26
            Ended March 31, 1995
         Condensed Combined Statement of Cash Flows for the Three             27
            Months Ended March 31, 1995
         Notes to Condensed Combined Financial Statements                     28

      Click Messenger Service, Inc. and Related Companies
         Condensed Combined Statement of Income for the Three Months          29
            Ended March 31, 1995
         Condensed Combined Statement of Cash Flows for the Three             30
            Months Ended March 31, 1995
         Notes to Condensed Combined Financial Statements                     31

      Distribution Solutions International, Inc.
         Condensed Statement of Operations for the Three Months Ended         32
            March 31, 1995
         Condensed Statement of Cash Flows for the Three Months Ended         33
            March 31, 1995
         Notes to Condensed Financial Statements                              34

      Olympic Courier Systems, Inc. and Related Company
         Condensed Combined Statement of Income for the Three Months          35
            Ended March 31, 1995
         Condensed Combined Statement of Cash Flows for the Three             36
            Months Ended March 31, 1995
         Notes to Condensed Combined Financial Statements                     37

      American Courier Express, Inc.
         Condensed Statement of Operations for the Three Months Ended         38
            March 31, 1995
         Condensed Statement of Cash Flows for the Three Months Ended         39
            March 31, 1995
         Notes to Condensed Financial Statements                              40

     Item 2 - Management's Discussion and Analysis of Financial Condition     41

Part II - Other Information

         Item 1 - Legal Proceedings                                           44

         Item 6 - Exhibits and Reports on Form 8-K                            44

     Signature                                                                46

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except share information)

                                                                 December 31, 1995      March 31, 1996
                                                                 ------------------    -----------------
                                                                     (Note 1)            (Unaudited)

                            ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $6,589               $3,020
  Accounts receivable, net                                                18,555               19,672
  Prepaid expenses and other current assets                                2,312                3,016
                                                                 ------------------    -----------------
    Total current assets                                                  27,456               25,708

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                  3,925                4,153
OTHER ASSETS                                                               1,459                1,173
                                                                 ==================    =================
    Total assets                                                         $32,840              $31,034
                                                                 ==================    =================

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                                   $2,803               $2,759
  Current maturities of long-term debt                                     3,477                3,607
  Accounts payable and accrued liabilities                                13,634               12,440
                                                                 ------------------    -----------------
    Total current liabilities                                             19,914               18,806

LONG-TERM DEBT, net of current maturities                                  3,027                2,312
OTHER LONG-TERM LIABILITIES                                                1,588                1,382
                                                                 ------------------
                                                                                       -----------------
    Total liabilities                                                     24,529               22,500
                                                                 ------------------    -----------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                                0                    0
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 6,629,569 shares issued and outstanding                         7                    7
 Additional paid-in capital                                                8,499                8,499
 Retained earnings                                                          (195)                  28
                                                                 ------------------    -----------------
    Total stockholders' equity                                             8,311                8,534
                                                                 ==================    =================
    Total liabilities and stockholders' equity                           $32,840              $31,034
                                                                 ==================    =================








                      See accompanying notes to condensed consolidated financial statements.


            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
               For The Three Months Ended March 31, 1995 and 1996
                         CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                           For the Three Months Ended March
                                                                                         31,
                                                                          -----------------------------------
                                                                               1995                1996
                                                                          ---------------     ---------------


REVENUES                                                                          $0             $40,165

COST OF REVENUES                                                                   0              27,718
                                                                          ---------------     ---------------

          Gross profit                                                             0              12,447

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       0              11,975
                                                                          ---------------     ---------------

          Operating income                                                         0                 472

OTHER INCOME (EXPENSE):
  Other income, net                                                                0                  94
  Interest expense                                                                 0                (181)
                                                                          ---------------     ---------------


          INCOME BEFORE INCOME TAXES                                               0                 385

PROVISION FOR INCOME TAXES                                                         0                 162
                                                                          ---------------     ---------------

          Net income                                                               0                $223
                                                                          ===============     ===============

NET INCOME PER SHARE                                                                                $.03
                                                                                              ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                                6,630
                                                                                              ===============


                      See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
               For The Three Months Ended March 31, 1995 and 1996
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                             --------------------------------
                                                                                 1995              1996
                                                                             --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $0               $223
Adjustments to reconcile net income to net cash used in operating activities -
    Adjustments to conform fiscal year-ends of certain acquired companies             0                  0
    Depreciation and amortization                                                     0                319
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                      0             (1,117)
        Prepaid expenses and other current assets                                     0               (704)
        Other assets                                                                  0                275
      Increase (decrease) in -
        Accounts payable and accrued liabilities                                      0             (1,194)
        Other long-term liabilities                                                   0               (206)
                                                                             --------------    --------------
          Net cash used in operating activities                                       0             (2,404)
                                                                             --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                   0               (536)
                                                                             --------------    --------------
          Net cash used in investing activities                                       0               (536)
                                                                             --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings, net                                                          0                (44)
  Proceeds from long-term debt                                                        0                440
  Repayments of long-term debt                                                        0             (1,025)
  Distributions to stockholders                                                       0                  0
                                                                             --------------    --------------
          Net cash used in financing activities                                       0               (629)
                                                                             --------------    --------------
          Net decrease in cash and cash equivalents                                   0             (3,569)
CASH AND CASH EQUIVALENTS, beginning of period                                        2              6,589
                                                                             ==============    ==============
CASH AND CASH EQUIVALENTS, end of period                                             $2             $3,020
                                                                             ==============    ==============








                      See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)       BASIS OF PRESENTATION:

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

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

                           COMBINED FOUNDING COMPANIES
                     CONDENSED COMBINED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                Months Ended
                                                                                                  March 31,
                                                                                                    1995
                                                                                               ----------------


REVENUES                                                                                          $34,031

COST OF REVENUES                                                                                   23,754
                                                                                               ----------------

          Gross profit                                                                             10,277

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                        9,052
                                                                                               ----------------

          Operating income                                                                          1,225

OTHER INCOME (EXPENSE):
  Other income, net                                                                                    98
  Interest expense                                                                                   (194)
                                                                                               ----------------


          INCOME BEFORE INCOME TAXES                                                                1,129

PROVISION FOR INCOME TAXES                                                                            462
                                                                                               ----------------

          Net income                                                                                 $667
                                                                                               ================


                        See accompanying notes to condensed combined financial statements.

                           COMBINED FOUNDING COMPANIES
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                 Months Ended
                                                                                                  March 31,
                                                                                              -------------------
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $702
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                 (510)
                                                                                              -------------------
          Net cash used in investing activities                                                     (510)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                          51
  Proceeds from long-term debt                                                                        28
  Repayments of long-term debt                                                                      (507)
  Distributions to stockholders                                                                     (146)
                                                                                              -------------------
          Net cash used in financing activities                                                     (574)
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                 (382)
CASH AND CASH EQUIVALENTS, beginning of period                                                     2,399
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                          $2,017
                                                                                              ===================

                        See accompanying notes to condensed combined financial statements.

                           COMBINED FOUNDING COMPANIES

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for a full year.

         The following companies are collectively referred to herein as the "Founding Companies"; American Courier Express, Inc., Bestway Distribution Systems, Inc., Click Messenger Service, Inc., Court Courier Systems, Inc., Distributions Solutions International, Inc., National Courier, Inc., Olympic Courier Systems, Inc., Orbit/Lightspeed Courier Systems, Inc., Securities Courier Corporation, Silver Star Express, Inc., and SureWay Air Traffic Corporation. The Founding Companies are in the business of providing same day ground and air delivery and logistics services. Simultaneously, with the closing of Consolidated Delivery & Logistics, Inc's ("CDL") initial public offering in November 1995, separate wholly-owned subsidiaries of CDL merged with each of the eleven Founding Companies. All outstanding shares of each Founding Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

                 SUREWAY AIR TRAFFIC CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                Months Ended
                                                                                                  March 31,
                                                                                                    1995
                                                                                               ----------------
                                                                                                  (Note 1)

REVENUES                                                                                           $9,177

COST OF REVENUES                                                                                    4,580
                                                                                               ----------------

          Gross profit                                                                              4,597

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                        4,185
                                                                                               ----------------

          Operating income                                                                            412

OTHER INCOME (EXPENSE):
  Other income, net                                                                                   191
  Interest expense                                                                                    (20)
                                                                                               ----------------


          INCOME BEFORE INCOME TAXES                                                                  583

PROVISION FOR INCOME TAXES                                                                             45
                                                                                               ----------------

          Net income                                                                                 $538
                                                                                               ================





                      See accompanying notes to condensed consolidated financial statements.

                 SUREWAY AIR TRAFFIC CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                 Months Ended
                                                                                                  March 31,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $155
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                 (316)
                                                                                              -------------------
          Net cash used in investing activities                                                     (316)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                                        12
  Repayments of long-term debt                                                                      (136)
                                                                                              -------------------
          Net cash used in financing activities                                                     (124)
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                 (285)
CASH AND CASH EQUIVALENTS, beginning of period                                                       285
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                              $0
                                                                                              ===================








                      See accompanying notes to condensed consolidated financial statements.

                 SUREWAY AIR TRAFFIC CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

                         SECURITIES COURIER CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                Months Ended
                                                                                                  March 31,
                                                                                                    1995
                                                                                               ----------------
                                                                                                  (Note 1)

REVENUES                                                                                           $4,379

COST OF REVENUES                                                                                    3,991
                                                                                               ----------------

          Gross profit                                                                                388

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          343
                                                                                               ----------------

          Operating income                                                                             45

OTHER INCOME (EXPENSE):
  Other income, net                                                                                    33
  Interest expense                                                                                    (52)
                                                                                               ----------------


          INCOME BEFORE INCOME TAXES                                                                   26

PROVISION FOR INCOME TAXES                                                                             38
                                                                                               ----------------

          Net loss                                                                                   $(12)
                                                                                               ================


                             See  accompanying  notes  to  condensed   financial
statements.

                         SECURITIES COURIER CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                 Months Ended
                                                                                                  March 31,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $292
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                  (52)
                                                                                              -------------------
          Net cash used in investing activities                                                      (52)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                                      (214)
                                                                                              -------------------
          Net cash used in financing activities                                                     (214)
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                   26
CASH AND CASH EQUIVALENTS, beginning of period                                                        15
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                             $41
                                                                                              ===================








                             See  accompanying  notes  to  condensed   financial
statements.

                         SECURITIES COURIER CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

                NATIONAL COURIER, INC. AND NATIONAL EXPRESS, INC.
                   CONDENSED COMBINED STATEMENT OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                Months Ended
                                                                                                  March 31,
                                                                                                    1995
                                                                                               ----------------
                                                                                                  (Note 1)

REVENUES                                                                                           $3,792

COST OF REVENUES                                                                                    3,117
                                                                                               ----------------

          Gross profit                                                                                675

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          611
                                                                                               ----------------

          Operating income                                                                             64

OTHER INCOME (EXPENSE):
  Other expense, net                                                                                  (36)
  Interest expense                                                                                    (37)
                                                                                               ----------------


          LOSS BEFORE INCOME TAXES                                                                     (9)

BENEFIT FROM INCOME TAXES                                                                              (8)
                                                                                               ----------------

          Net loss                                                                                    $(1)
                                                                                               ================


                        See accompanying notes to condensed combined financial statements.

                NATIONAL COURIER, INC. AND NATIONAL EXPRESS, INC.
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                 Months Ended
                                                                                                  March 31,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS USED IN OPERATING ACTIVITIES:                                                        $(75)
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                  (21)
                                                                                              -------------------
          Net cash used in investing activities                                                      (21)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                          51
                                                                                              -------------------
          Net cash provided by financing activities                                                   51
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                  (45)
CASH AND CASH EQUIVALENTS, beginning of period                                                        85
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                             $40
                                                                                              ===================








                        See accompanying notes to condensed combined financial statements.

                NATIONAL COURIER, INC. AND NATIONAL EXPRESS, INC.

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

                 SILVER STAR EXPRESS, INC. AND RELATED COMPANIES
                     CONDENSED COMBINED STATEMENT OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                Months Ended
                                                                                                  March 31,
                                                                                                    1995
                                                                                               ----------------
                                                                                                  (Note 1)

REVENUES                                                                                           $3,359

COST OF REVENUES                                                                                    2,600
                                                                                               ----------------

          Gross profit                                                                                759

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          653
                                                                                               ----------------

          Operating income                                                                            106

OTHER INCOME (EXPENSE):
  Other income, net                                                                                    25
  Interest income                                                                                       1
                                                                                               ----------------


          INCOME BEFORE INCOME TAXES                                                                  132

PROVISION FOR INCOME TAXES                                                                             96
                                                                                               ----------------

          Net income                                                                                  $36
                                                                                               ================


                        See accompanying notes to condensed combined financial statements.

                 SILVER STAR EXPRESS, INC. AND RELATED COMPANIES
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                 Months Ended
                                                                                                  March 31,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $230
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                  (46)
                                                                                              -------------------
          Net cash used in investing activities                                                      (46)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                                       (73)
  Distributions to stockholders                                                                     (146)
                                                                                              -------------------
          Net cash used in financing activities                                                     (219)
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                  (35)
CASH AND CASH EQUIVALENTS, beginning of period                                                     1,329
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                          $1,294
                                                                                              ===================








                        See accompanying notes to condensed combined financial statements.

                 SILVER STAR EXPRESS, INC. AND RELATED COMPANIES

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

            CROWN COURIER SYSTEMS, INC. & BESTWAY DISTRIBUTION SYSTEMS, INC.
                     CONDENSED COMBINED STATEMENT OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                Months Ended
                                                                                                  March 31,
                                                                                                    1995
                                                                                               ----------------
                                                                                                  (Note 1)

REVENUES                                                                                           $2,596

COST OF REVENUES                                                                                    1,637
                                                                                               ----------------

          Gross profit                                                                                959

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          866
                                                                                               ----------------

          Operating income                                                                             93

OTHER INCOME, net                                                                                      29
                                                                                               ----------------


          INCOME BEFORE INCOME TAXES                                                                  122

PROVISION FOR INCOME TAXES                                                                             87
                                                                                               ----------------

          Net income                                                                                  $35
                                                                                               ================


                        See accompanying notes to condensed combined financial statements.

         CROWN COURIER SYSTEMS, INC. & BESTWAY DISTRIBUTION SYSTEMS, INC.
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                 Months Ended
                                                                                                  March 31,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS USED IN OPERATING ACTIVITIES:                                                       $(201)
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                  (46)
                                                                                              -------------------
          Net cash used in investing activities                                                      (46)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                                       (33)
                                                                                              -------------------
          Net cash used in financing activities                                                      (33)
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                 (280)
CASH AND CASH EQUIVALENTS, beginning of period                                                       525
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                            $245
                                                                                              ===================








                        See accompanying notes to condensed combined financial statements.

         CROWN COURIER SYSTEMS, INC. & BESTWAY DISTRIBUTION SYSTEMS, INC.

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

                   COURT COURIER SYSTEMS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                Months Ended
                                                                                                  March 31,
                                                                                                    1995
                                                                                               ----------------
                                                                                                  (Note 1)

REVENUES                                                                                           $2,403

COST OF REVENUES                                                                                    1,943
                                                                                               ----------------

          Gross profit                                                                                460

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          359
                                                                                               ----------------

          Operating income                                                                            101

OTHER INCOME (EXPENSE):
  Other expense, net                                                                                  (30)
  Interest expense                                                                                    (68)
                                                                                               ----------------


          INCOME BEFORE INCOME TAXES                                                                    3

PROVISION FOR INCOME TAXES                                                                              1
                                                                                               ----------------

          Net income                                                                                   $2
                                                                                               ================


                      See accompanying notes to condensed consolidated financial statements.

                   COURT COURIER SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                 Months Ended
                                                                                                  March 31,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS USED IN OPERATING ACTIVITIES:                                                        $(23)
                                                                                              -------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:                                                               0
                                                                                              -------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:                                                               0
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                  (23)
CASH AND CASH EQUIVALENTS, beginning of period                                                        23
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                              $0
                                                                                              ===================








                      See accompanying notes to condensed consolidated financial statements.

                   COURT COURIER SYSTEMS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

            ORBIT/LIGHTSPEED COURIER SYSTEMS, INC. AND RELATED COMPANIES
                     CONDENSED COMBINED STATEMENT OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                Months Ended
                                                                                                  March 31,
                                                                                                    1995
                                                                                               ----------------
                                                                                                  (Note 1)

REVENUES                                                                                           $2,078

COST OF REVENUES                                                                                    1,729
                                                                                               ----------------

          Gross profit                                                                                349

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          209
                                                                                               ----------------

          Operating income                                                                            140

  INTEREST EXPENSE                                                                                     (3)
                                                                                               ----------------


          INCOME BEFORE INCOME TAXES                                                                  137

PROVISION FOR INCOME TAXES                                                                             55
                                                                                               ----------------

          Net income                                                                                  $82
                                                                                               ================


                        See accompanying notes to condensed combined financial statements.

           ORBIT/LIGHTSPEED COURIER SYSTEMS, INC. AND RELATED COMPANIES
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                 Months Ended
                                                                                                  March 31,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $112
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                   (5)
                                                                                              -------------------
          Net cash used in investing activities                                                       (5)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                         (25)
  Repayments of long-term debt                                                                       (19)
                                                                                              -------------------
          Net cash used in financing activities                                                      (44)
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                   63
CASH AND CASH EQUIVALENTS, beginning of period                                                        71
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                            $134
                                                                                              ===================








                        See accompanying notes to condensed combined financial statements.

          ORBIT/LIGHTSPEED COURIER SYSTEMS, INC. AND RELATED COMPANIES

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

               CLICK MESSENGER SERVICE, INC. AND RELATED COMPANIES
                     CONDENSED COMBINED STATEMENT OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                Months Ended
                                                                                                  March 31,
                                                                                                    1995
                                                                                               ----------------
                                                                                                  (Note 1)

REVENUES                                                                                           $1,935

COST OF REVENUES                                                                                      922
                                                                                               ----------------

          Gross profit                                                                              1,013

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          688
                                                                                               ----------------

          Operating income                                                                            325

OTHER EXPENSE, net                                                                                   (145)
                                                                                               ----------------


          INCOME BEFORE INCOME TAXES                                                                  180

PROVISION FOR INCOME TAXES                                                                            150
                                                                                               ----------------

          Net income                                                                                  $30
                                                                                               ================


                        See accompanying notes to condensed combined financial statements.

               CLICK MESSENGER SERVICE, INC. AND RELATED COMPANIES
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                 Months Ended
                                                                                                  March 31,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                     $64
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                  (24)
                                                                                              -------------------
          Net cash used in investing activities                                                      (24)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                                        16
  Repayments of long-term debt                                                                       (16)
                                                                                              -------------------
          Net cash provided by financing activities                                                    0
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                   40
CASH AND CASH EQUIVALENTS, beginning of period                                                        50
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                             $90
                                                                                              ===================








                        See accompanying notes to condensed combined financial statements.

               CLICK MESSENGER SERVICE, INC. AND RELATED COMPANIES

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

                   DISTRIBUTION SOLUTIONS INTERNATIONAL, INC.
                          CONDENSED STATEMENT OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                Months Ended
                                                                                                  March 31,
                                                                                                    1995
                                                                                               ----------------
                                                                                                  (Note 1)

REVENUES                                                                                           $1,897

COST OF REVENUES                                                                                    1,671
                                                                                               ----------------

          Gross profit                                                                                226

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          257
                                                                                               ----------------

          Operating income                                                                            (31)

OTHER INCOME (EXPENSE):
  Other expense, net                                                                                   (2)
  Interest expense                                                                                     (6)
                                                                                               ----------------


          LOSS BEFORE INCOME TAXES                                                                    (39)

PROVISION FOR INCOME TAXES                                                                              0
                                                                                               ----------------

          Net loss                                                                                   $(39)
                                                                                               ================


                             See  accompanying  notes  to  condensed   financial
statements.

                   DISTRIBUTION SOLUTIONS INTERNATIONAL, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                 Months Ended
                                                                                                  March 31,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                     $87
                                                                                              -------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:                                                               0
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                                       (10)
                                                                                              -------------------
          Net cash used in financing activities                                                      (10)
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                   77
CASH AND CASH EQUIVALENTS, beginning of period                                                         2
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                             $79
                                                                                              ===================








                             See  accompanying  notes  to  condensed   financial
statements.

                   DISTRIBUTION SOLUTIONS INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

                OLYMPIC COURIER SYSTEMS, INC. AND RELATED COMPANY
                     CONDENSED COMBINED STATEMENT OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                Months Ended
                                                                                                  March 31,
                                                                                                    1995
                                                                                               ----------------
                                                                                                  (Note 1)

REVENUES                                                                                           $1,465

COST OF REVENUES                                                                                      816
                                                                                               ----------------

          Gross profit                                                                                649

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          656
                                                                                               ----------------

          Operating loss                                                                               (7)

OTHER INCOME (EXPENSE):
  Other income, net                                                                                    40
  Interest expense                                                                                     (7)
                                                                                               ----------------


          INCOME BEFORE INCOME TAXES                                                                   26

PROVISION FOR INCOME TAXES                                                                             11
                                                                                               ----------------

          Net income                                                                                  $15
                                                                                               ================


                        See accompanying notes to condensed combined financial statements.

                OLYMPIC COURIER SYSTEMS, INC. AND RELATED COMPANY
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                 Months Ended
                                                                                                  March 31,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                     $38
                                                                                              -------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:                                                               0
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                          (5)
                                                                                              -------------------
          Net cash used in financing activities                                                       (5)
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                   33
CASH AND CASH EQUIVALENTS, beginning of period                                                         0
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                             $33
                                                                                              ===================








                        See accompanying notes to condensed combined financial statements.

                OLYMPIC COURIER SYSTEMS, INC. AND RELATED COMPANY

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

                         AMERICAN COURIER EXPRESS, INC.
                          CONDENSED STATEMENT OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                Months Ended
                                                                                                  March 31,
                                                                                                    1995
                                                                                               ----------------
                                                                                                  (Note 1)

REVENUES                                                                                             $950

COST OF REVENUES                                                                                      748
                                                                                               ----------------

          Gross profit                                                                                202

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          225
                                                                                               ----------------

          Operating income                                                                            (23)

OTHER INCOME (EXPENSE):
  Other expense, net                                                                                   (7)
  Interest expense                                                                                     (2)
                                                                                               ----------------


          LOSS BEFORE INCOME TAXES                                                                    (32)

BENEFIT FROM INCOME TAXES                                                                             (13)
                                                                                               ----------------

          Net loss                                                                                   $(19)
                                                                                               ================


                             See  accompanying  notes  to  condensed   financial
statements.

                         AMERICAN COURIER EXPRESS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three
                                                                                                 Months Ended
                                                                                                  March 31,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                     $23
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                   (0)
                                                                                              -------------------
          Net cash used in investing activities                                                       (0)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                          30
  Repayments of long-term debt                                                                        (6)
                                                                                              -------------------
          Net cash provided by financing activities                                                   24
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                   47
CASH AND CASH EQUIVALENTS, beginning of period                                                        14
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                             $61
                                                                                              ===================








                             See  accompanying  notes  to  condensed   financial
statements.

                         AMERICAN COURIER EXPRESS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

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

Noncomparability - 1996 vs. 1995

         Because the eleven Founding Companies operated as separate independent entities prior to the Merger, comparisons between the consolidated results of the Company for the three months ended March 31, 1996 and the historical results of the eleven Founding Companies for the three months ended March 31, 1995 are difficult to make for numerous reasons, including the following:

1. In 1996, the Founding Companies were all subsumed within the common management of the Company. This resulted among other things in a) each Founding Company being subjected to an administrative charge, b) realloca-tion of costs, such as, for instance, common insurance, being acquired for the Company and its subsidiaries as a whole and c) the Founding Companies being relieved of the necessity of performing various administra-tive functions for themselves.

2. In 1996, the Company, as a new entity, began the process of merging and rationalizing operations, of the unrelated Founding Companies. For example,
     a) Olympic, Orbit/Lightspeed and the Manhattan Division of Click were combined into one Manhattan Division of the Company, b) the balance of Click, Court and American began the process of consolidating into the Northeast Division of the Company and c) work was rationalized and reallocated among the former Founding Companies, such as, for example, having SureWay take on some of the air courier services formerly performed by National.

3. The Company had approximately $1,100,000 in expenses in the first quarter of 1996 related to corporate overhead and the costs of being a public company which would not have been necessary or incurred for the eleven separate companies in 1995.

4. Most of the Founding Companies were operated as Subchapter S corporations in 1995.

         The financial information presented in this report includes a) the actual financial results of the Company for the quarter ended March 31, 1995, before it had any material assets or operations, b) the actual financial results of the Company for the quarter ended March 31, 1996, c) the actual historical results for each of the Founding Companies for the quarter ended March 31, 1995 and d) combined historical results of the unrelated Founding Companies for the quarter ended March 31, 1995. For all the reasons set forth above and others, combined results are not indicative of results which would have been achieved if the Founding Companies had actually been combined during those periods, and may not be comparable to or indicative of future performance. Nonetheless, the following section discusses consolidated 1996 results compared to combined historical 1995 results to indicate general trends affecting operations, as well as trends within the material Founding Companies. The following section should be read with the foregoing caveats as to noncomparability in mind.

Consolidated Three Months Ended March 31, 1996 Compared to Combined Historical Founding Companies Three Months Ended March 31, 1995

                  Revenues for the first quarter of 1996 increased $6.1 million, or 18.0%, to $40.2 million from $34.0 million for the first quarter of 1995 primarily as a result of increased air and ground delivery revenues, as well as increases in revenues in the Company's logistics business. Revenues at National increased $360,000 from $3.8 million for the three months ended March 31, 1995 to $4.2 million for the three months ended March 31, 1996. Revenues at Securities Courier decreased by $215,000 from $4.4 million to $4.2 million while Sureway increased its revenues by $3.8 million from $9.2 million for the first quarter of 1995 to $13.0 million for the first quarter of 1996. The increase at Sureway resulted from a growth in its air courier business as well as its logistics business. For the first quarter of 1996, ground delivery revenues increased approximately $2.8 million (13.0%), air delivery revenues increased approximately $2.4 million (26.2%) and logistics revenues increased by approximately $927,000 (26.9%) over the comparable period in 1995. Ground delivery revenues increased primarily due to additional business from existing customers as well as the addition of new customers in the consumer products and pharmaceutical industries. The increase in air delivery revenues during the first quarter of 1996 was largely attributable to new customers in the computer hardware and software industries and to increased demand from existing customers. The increase in logistics revenues was primarily attributable to the addition of new customers and increased demand from existing customers. This increase was partially offset by a significant reduction in revenues resulting from the loss of several important project bids during the period.

         Gross profit for the first quarter of 1996 increased $2.2 million, or 21.1%, to $12.4 million from $10.3 million for the first quarter of 1995 primarily as a result of increased air and ground delivery revenues. Gross profit at Securities Courier increased $338,000 and at Sureway by $1.1 million for the first quarter of 1996 over the first quarter of 1995. The increase at Securities Courier is due to a reduction in insurance and payroll because of the increased purchasing power of the Company. The increase in gross profit at National Courier of approximately $700,000 was due mainly to the reclassification of certain costs from Cost of Sales to SG&A to conform to a more consistent reporting basis. These increases were partially offset by lower margins in the Company's logistics business as a result of the loss of several project bids as described above. Gross profit margin for the first quarter of 1996 increased to 31.0%, as compared to 30.2% for the first quarter of 1995. The increase in gross profit margin resulted primarily from the Company's ability to provide an increased level of services to its customers and to reduce the amount of work subcontracted to third parties. This increase was partially offset by lower margins resulting from adverse weather conditions occurring during the first quarter of 1996.

         SG&A for the first quarter of 1996 increased $2.9 million, or 32.3%, to $12.0 million from $9.1 million for the first quarter of 1995. As a percentage of revenues, SG&A increased to 29.8% for the first quarter of 1996 from 26.6% for the comparable period of 1995. Approximately $0.8 million of the increase in SG&A resulted from increased costs relating to ongoing staff and facility expansion to generate and support the increased revenue volume as described above. Approximately $1.0 million of the increase in SG&A resulted from corporate overhead expenses, including salaries and benefits for members of senior management and administrative staff, professional fees, travel and office expenses, and other costs related to the establishment of the Company's corporate and administrative infrastructure as a newly formed public company. In addition, a portion of the increase in SG&A expenses was attributable to costs necessary to consolidate and combine certain of the Company's facilities and operations. The reclassification of costs as discussed above, of $0.7 million at National Courier made up the balance of the increase.

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

Item 4 - Submission of Matters to a Vote of Security Holders.  Not applicable

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

         27       Financial Data Schedule (for electronic submission only)

                   Appendix A to Item 601(c) of Regulation S-K
                       Commercial and Industrial Companies
                           Article 5 of Regulation S-X

    Item Number                                   Item Descrition                                   Item Amount

5-02(1)               cash and cash items                                                                   3,020
5-02(2)               marketable securities                                                                     0
5-02(3)(a)(1)         notes and accounts receivable-trade                                                  20,613
5-02(4)               allowance for doubtful accounts                                                        (941)
5-02(6)               inventory                                                                                 0
5-02(9)               total current assets                                                                 25,708
5-02(13)              property, plant and equipment                                                        11,329
5-02(14)              accumulated depreciation                                                             (7,176)
5-02(18)              total assets                                                                         31,034
5-02(21)              total current liabilities                                                            18,806
5-02(22)              bonds, mortgages and similar debt                                                         0
5-02(28)              preferred stock-mandatory redemption                                                      0
5-02(29)              preferred stock-no mandatory redemption                                                   0
5-02(30)              common stock                                                                              7
5-02(31)              other stockholders' equity                                                            8,527
5-02(32)              total liabilities and stockholders' equity                                           31,034
5-03(b)1(a)           net sales of tangible products                                                            0
5-03(b)1              total revenues                                                                       40,165
5-03(b)2(a)           cost of tangible goods sold                                                               0
5-03(b)2              total costs and expenses applicable to sales and revenues                            27,718
5-03(b)3              other costs and expenses                                                             11,770
5-03(b)5              provision for doubtful accounts and notes                                               205
5-03(b)(8)            interest and amortization of debt discount                                              181
5-03(b)(10)           income before taxes and other items                                                     385
5-03(b)(11)           income before taxes                                                                     385
5-03(b)(14)           income/loss continuing operations                                                       385
5-03(b)(15)           discontinued operations                                                                   0
5-03(b)(17)           extraordinary items                                                                       0
5-03(b)(18)           cumulative effect-changes in accounting principles                                        0
5-03(b)(19)           net income or loss                                                                      223
5-03(b)(20)           earnings per share--primary                                                             .03
5-03(b)(20)           earnings per share--fully diluted                                                       .03















                                                         SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated:   September ___, 1996    CONSOLIDATED DELIVERY & LOGISTICS, INC.




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



         Dated:   September ___, 1996    CONSOLIDATED DELIVERY & LOGISTICS, INC.




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