Form 10-Q/A
period 1996-06-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1996-09-24
CIK 1000779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A


(Mark One)

                  Quarterlyreport  pursuant  to  Section  13 or 15  (d)  of  the
     X Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996 or

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

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
                 FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX





               Page


Part I - Financial Information (unaudited)

   Item 1 - Financial Statements

      Consolidated Delivery & Logistics, Inc. and Subsidiaries
         Condensed Consolidated Balance Sheets as of December 31, 1995, and    1
            June 30, 1996
         Condensed Consolidated Statements of Operations for the Three and Six 2
            Months  Ended  June 30, 1995 and 1996
         Condensed Consolidated Statements of Cash Flows for the Six           3
            Months Ended June 30, 1995 and 1996
         Notes to Condensed Consolidated Financial Statements                  4

      Combined Founding Companies
         Condensed Combined Statements of Income for the Three and Six         6
            Months Ended June 30, 1995
         Condensed Combined Statement of Cash Flows for the Six                7
            Months Ended June 30, 1995
         Notes to Condensed Combined Financial Statements                      8

      SureWay Air Traffic Corporation and Subsidiary
         Condensed Consolidated Statements of Income for the Three and Six     9
            Months Ended June 30, 1995
         Condensed Consolidated Statement of Cash Flows for the Six           10
            Months Ended June 30, 1995
         Notes to Condensed Consolidated Financial Statements                 11

      Securities Courier Corporation
         Condensed Statements of Income for the Three and Six Months Ended    12
            June 30, 1995
         Condensed Statement of Cash Flows for the Six Months Ended           13
            June 30, 1995
         Notes to Condensed Financial Statements                              14

      National Courier, Inc. and National Express, Inc.
         Condensed Combined Statements of Operations for the Three and Six    15
            Months Ended June 30, 1995
         Condensed Combined Statement of Cash Flows for the Six Months        16
            Ended June 30, 1995
         Notes to Condensed Combined Financial Statements                     17

      Silver Star Express, Inc. and Related Companies
         Condensed Combined Statements of Income for the Three and Six        18
            Months Ended June 30, 1995
         Condensed Combined Statement of Cash Flows for the Six               19
            Months Ended June 30, 1995
         Notes to Condensed Combined Financial Statements                     20

     Click Messenger Service, Inc. and Related Companies
        Condensed Combined Statements of Income for the Three and Six         21
           Months Ended June 30, 1995
        Condensed Combined Statement of Cash Flows for the Six                22
           Months Ended June 30, 1995
        Notes to Condensed Combined Financial Statements                      23

     Crown Courier Systems, Inc. and Bestway Distribution Services, Inc.
        Condensed Combined Statements of Income for the Three and Six         24
           Months Ended June 30, 1995
        Condensed Combined Statement of Cash Flows for the Six                25
           Months Ended June 30, 1995
        Notes to Condensed Combined Financial Statements                      26

     Court Courier Systems, Inc. and Subsidiary
        Condensed Consolidated Statements of Operations for the Three and Six 27
           Months Ended June 30, 1995
        Condensed Consolidated Statement of Cash Flows for the Six            28
           Months Ended June 30, 1995
        Notes to Condensed Consolidated Financial Statements                  29

     Orbit/Lightspeed Courier Systems, Inc. and Related Companies
        Condensed Combined Statements of Income for the Three and Six         30
           Months Ended June 30, 1995
        Condensed Combined Statement of Cash Flows for the Six                31
           Months Ended June 30, 1995
        Notes to Condensed Combined Financial Statements                      32

     Distribution Solutions International, Inc.
        Condensed Statements of Operations for the Three and Six Months       33
           Ended June 30, 1995
        Condensed Statement of Cash Flows for the Six Months Ended            34
           June 30, 1995
        Notes to Condensed Financial Statements                               35

     Olympic Courier Systems, Inc. and Related Company
        Condensed Combined Statements of Income for the Three and Six         36
           Months Ended June 30, 1995
        Condensed Combined Statement of Cash Flows for the Six                37
           Months Ended June 30, 1995
        Notes to Condensed Combined Financial Statements                      38

     American Courier Express, Inc.
        Condensed Statements of Operations for the Three and Six Months       39
           Ended June 30, 1995
        Condensed Statement of Cash Flows for the Six Months Ended            40
           June 30, 1995
        Notes to Condensed Financial Statements                               41

   Item 2 - Management's Discussion and Analysis of Financial Condition       42

Part II - Other Information

   Item 1 - Legal Proceedings                                                 46

   Item 4 - Submission of Matters to a Vote of Security Holders               46

   Item 6 - Exhibits and Reports on Form 8-K                                  47

   Signature                                                                  49

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

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


            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 For The Three Months Ended                For The Six Months Ended
                                                          June 30,                                 June 30,
                                             ------------------------------------     ------------------------------------
                                                  1995                1996                 1995                1996
                                             ----------------    ----------------     ----------------    ----------------
                                                (Note 2)                                 (Note 2)

REVENUES                                             $0             $41,529                   $0             $81,694

Cost of Revenues                                      0              28,853                    0              56,571
                                             ----------------    ----------------     ----------------    ----------------

          GROSS PROFIT                                0              12,676                    0              25,123

Selling, General, &
   Administrative Expenses                            2              12,021                    2              23,996
                                             ----------------    ----------------     ----------------    ----------------

          OPERATING INCOME(LOSS)                     (2)                655                   (2)              1,127

OTHER (INCOME) EXPENSE:
  Other income, net                                   0                (143)                   0                (237)
  Interest expense                                    0                 226                    0                 407
                                             ----------------    ----------------     ----------------    ----------------


INCOME(LOSS) BEFORE INCOME
     TAXES                                           (2)                572                   (2)                957

Provision for Income Taxes                            0                 240                    0                 402
                                             ----------------    ----------------     ----------------    ----------------

          NET INCOME(LOSS)                          $(2)               $332                  $(2)               $555
                                             ================    ================     ================    ================

NET INCOME PER SHARE                                                   $.05                                     $.08
                                                                 ================                         ================

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                                      6,637                                    6,633
                                                                 ================                         ================

           See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Six Months Ended      Six Months
                                                                               June 30, 1995     Ended June 30,
                                                                                 (Note 2)             1996
                                                                             ----------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $(2)               $555
Adjustments to reconcile net income (loss) to net cash
       used in operating activities -
    Loss on disposal of equipment and leasehold
        improvements                                                                  0                  (1)
    Depreciation and amortization                                                     0                 792
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                      0              (2,794)
        Prepaid expenses and other current assets                                     0                (798)
        Other assets                                                                  0                 266
      Increase (decrease) in -
        Accounts payable and accrued liabilities                                      0              (1,460)
        Other long-term liabilities                                                   0                (276)
                                                                             ----------------    --------------
          Net cash used in operating activities                                      (2)             (3,716)
                                                                             ----------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses                                                             0              (1,416)
  Proceeds from sale of equipment and leasehold                                       0                  46
         improvements
  Additions to equipment and leasehold improvements                                   0                (927)
                                                                             ----------------    --------------
          Net cash used in investing activities                                       0              (2,297)
                                                                             ----------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred financing costs                                                            0                (121)
  Issuance of common stock in connection with                                         0                 402
          purchases of businesses
  Short-term borrowings, net                                                          0               2,852
  Proceeds from long-term debt                                                        0               1,092
  Repayments of long-term debt                                                        0              (3,023)
                                                                             ----------------    --------------
          Net cash provided by financing activities                                   0               1,202
                                                                             ----------------    --------------
          Net decrease in cash and cash equivalents                                  (2)             (4,811)

CASH AND CASH EQUIVALENTS, beginning of period                                        2               6,589
                                                                             ----------------    --------------
CASH AND CASH EQUIVALENTS, end of period                                             $0              $1,778
                                                                             ================    ==============


      See accompanying notes to condensed consolidated financial statements

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)       BASIS OF PRESENTATION:

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

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

         Net Income Per Share -

                  The computation of consolidated net income per share for the three and six months ended June 30, 1996, is based upon 6,636,756 and 6,633,163 shares of Common Stock outstanding, respectively. The conversion of the stock options and the debentures outstanding at June 30, 1996, are not included in the computation as the effect would be antidilutive.

(3)      BUSINESS COMBINATIONS:

                  During the three months ended June 30, 1996, the Company acquired three businesses, accounted for as purchase transactions. The total consideration paid for these businesses is contingent upon future activity and is estimated to be $2,700,000 in cash and 50,312 shares of Common Stock at $8 per share. The excess of purchase price over net assets acquired is being amortized on a straight line basis over 25 years. Final determination of the individual acquisition costs will be made by April 1999. The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 1996, include the allocations of the preliminary purchase prices. Unaudited pro forma revenue and income data, reflecting the effects of the acquisitions for the six months ended June 30, 1995 and 1996, as if the acquisitions were effective on the first day of the year being reported are set forth below.

                                              For the Six Months Ended June 30,
                                                 1995                 1996
                                            (In thousands except per share data)
                                             -----------------------------------

           Revenues                               $5,987              $86,287
           Net Income (Loss)                        $(65)                $321
           Net Income Per Share                       N.A.               $.05

                  The pro forma results are not necessarily indicative of actual results which might have occurred had the operations of the Company and the acquired businesses been combined at the beginning of the periods presented.

(4)      REVOLVING CREDIT FACILITY:

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

                           COMBINED FOUNDING COMPANIES
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Six
                                                                                                Months Ended      Months Ended
                                                                                                  June 30,          June 30,
                                                                                                    1995              1995
                                                                                                -------------     ------------

REVENUES                                                                                          $39,698          $73,729

COST OF REVENUES                                                                                   27,714           51,468
                                                                                                -------------     ------------
          Gross profit                                                                             11,984           22,261

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                       10,585           19,637
                                                                                                -------------     ------------
          Operating income                                                                          1,399            2,624

OTHER (INCOME) EXPENSE:
  Other income, net                                                                                   (92)            (190)
  Interest expense                                                                                    201              395
                                                                                                -------------     ------------

          INCOME BEFORE INCOME TAXES                                                                1,290            2,419

PRO FORMA PROVISION FOR INCOME TAXES (Note 2)                                                         580            1,042
                                                                                                -------------     ------------
          Net income                                                                                 $710           $1,377
                                                                                                =============     ============

             See accompanying notes to condensed combined financial
                                  statements.

                           COMBINED FOUNDING COMPANIES
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Six
                                                                                              Months Ended June
                                                                                                     30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                   $1,923
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                               (1,007)
                                                                                              -------------------
          Net cash used in investing activities                                                   (1,007)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                          85
  Proceeds from long-term debt                                                                     1,619
  Repayments of long-term debt                                                                    (1,802)
  Distributions to stockholders                                                                   (1,441)
                                                                                              -------------------
          Net cash used in financing activities                                                   (1,539)
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                 (623)
CASH AND CASH EQUIVALENTS, beginning of period                                                     2,399
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                          $1,776
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

                           COMBINED FOUNDING COMPANIES

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for a full year.

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

(2)   INCOME TAXES:
         For purposes of the accompanying condensed combined financial statements, Federal and state income taxes have been provided as if the Company had filed C Corporation tax returns. The current income tax expense is reflected in the accompanying condensed combined financial statements as an increase to additional paid-in capital. Effective on the date of the acquisition, the S Corporation status was terminated.

                 SUREWAY AIR TRAFFIC CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Six
                                                                                                Months Ended      Months Ended
                                                                                                  June 30,          June 30,
                                                                                                    1995              1995
                                                                                                -------------     ------------

REVENUES                                                                                          $11,629          $20,806

COST OF REVENUES                                                                                    7,199           11,779
                                                                                                -------------     ------------
          Gross profit                                                                              4,430            9,027

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                        3,524            7,709
                                                                                                -------------     ------------
          Operating income                                                                            906            1,318

OTHER (INCOME) EXPENSE:
  Other (income) expense, net                                                                         138              (53)
  Interest expense                                                                                     39               59
                                                                                                -------------     ------------

          INCOME BEFORE INCOME TAXES                                                                  729            1,312

PROVISION FOR INCOME TAXES                                                                            499              544
                                                                                                -------------     ------------
          Net income                                                                                 $230             $768
                                                                                                =============     ============

           See accompanying notes to condensed consolidated financial statements.

                 SUREWAY AIR TRAFFIC CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Six
                                                                                              Months Ended June
                                                                                                     30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $176
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                 (481)
                                                                                              -------------------
          Net cash used in investing activities                                                     (481)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                        (150)
  Proceeds from long-term debt                                                                     1,416
  Repayments of long-term debt                                                                      (798)
                                                                                              -------------------
          Net cash provided by financing activities                                                  468
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                  163
CASH AND CASH EQUIVALENTS, beginning of period                                                       285
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                            $448
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

                 SUREWAY AIR TRAFFIC CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

                         SECURITIES COURIER CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Six
                                                                                                Months Ended      Months Ended
                                                                                                  June 30,          June 30,
                                                                                                    1995              1995
                                                                                                -------------     ------------

REVENUES                                                                                           $4,262           $8,641

COST OF REVENUES                                                                                    3,865            7,856
                                                                                                -------------     ------------
          Gross profit                                                                                397              785

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          273              616
                                                                                                -------------     ------------
          Operating income                                                                            124              169

OTHER (INCOME) EXPENSE:
  Other income, net                                                                                   (32)             (65)
  Interest expense                                                                                     36               88
                                                                                                -------------     ------------

          INCOME BEFORE INCOME TAXES                                                                  120              146

PRO FORMA PROVISION FOR INCOME TAXES (Note 2)                                                          20               58
                                                                                                -------------     ------------
          Net income                                                                                 $100              $88
                                                                                                =============     ============


                  See accompanying notes to condensed financial
                                  statements.

                         SECURITIES COURIER CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Six
                                                                                              Months Ended June
                                                                                                     30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $611
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on stockholder loan receivable                                                            (12)
  Additions to equipment and leasehold improvements                                                 (104)
                                                                                              -------------------
          Net cash used in investing activities                                                     (116)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under capital lease obligations                                                          (232)
  Repayments of long-term debt                                                                      (255)
                                                                                              -------------------
          Net cash used in financing activities                                                     (487)
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                    8
CASH AND CASH EQUIVALENTS, beginning of period                                                        15
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                             $23
                                                                                              ===================


                  See accompanying notes to condensed financial
                                  statements.

                         SECURITIES COURIER CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)   INCOME TAXES:
         For purposes of the accompanying condensed financial statements, Federal and state income taxes have been provided as if the Company had filed C Corporation tax returns. The current income tax expense is reflected in the accompanying condensed financial statements as an increase to additional paid-in capital. Effective on the date of the acquisition, the S Corporation status was terminated.

                NATIONAL COURIER, INC. AND NATIONAL EXPRESS, INC.
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Six
                                                                                                Months Ended      Months Ended
                                                                                                  June 30,          June 30,
                                                                                                    1995              1995
                                                                                                -------------     ------------

REVENUES                                                                                           $3,913           $7,705

COST OF REVENUES                                                                                    1,958            5,075
                                                                                                -------------     ------------
          Gross profit                                                                              1,955            2,630

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                        2,001            2,612
                                                                                                -------------     ------------
          Operating income (loss)                                                                     (46)              18

OTHER (INCOME) EXPENSE:
  Other (income) expense, net                                                                         (28)               8
  Interest expense                                                                                      4               41
                                                                                                -------------     ------------

          LOSS BEFORE INCOME TAXES                                                                    (22)             (31)

PRO FORMA PROVISION FOR INCOME TAXES (Note 2)                                                          14                6
                                                                                                -------------     ------------
          Net loss                                                                                   $(36)            $(37)
                                                                                                =============     ============

             See accompanying notes to condensed combined financial
                                  statements.

                NATIONAL COURIER, INC. AND NATIONAL EXPRESS, INC.
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Six
                                                                                              Months Ended June
                                                                                                     30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS USED IN OPERATING ACTIVITIES:                                                       $(207)
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                  (63)
                                                                                              -------------------
          Net cash used in investing activities                                                      (63)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                         185
                                                                                              -------------------
          Net cash provided by financing activities                                                  185
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                  (85)
CASH AND CASH EQUIVALENTS, beginning of period                                                        85
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                              $0
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

                NATIONAL COURIER, INC. AND NATIONAL EXPRESS, INC.

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)   INCOME TAXES:
         For purposes of the accompanying condensed combined financial statements, Federal and state income taxes have been provided as if the Company had filed C Corporation tax returns. The current income tax expense is reflected in the accompanying condensed combined financial statements as an increase to additional paid-in capital. Effective on the date of the acquisition, the S Corporation status was terminated.

                 SILVER STAR EXPRESS, INC. AND RELATED COMPANIES
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Six
                                                                                                Months Ended      Months Ended
                                                                                                  June 30,          June 30,
                                                                                                    1995              1995
                                                                                                -------------     ------------

REVENUES                                                                                           $3,367           $6,726

COST OF REVENUES                                                                                    2,519            5,119
                                                                                                -------------     ------------
          Gross profit                                                                                848            1,607

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          726            1,379
                                                                                                -------------     ------------
          Operating income                                                                            122              228

OTHER (INCOME) EXPENSE:
  Other income, net                                                                                   (38)             (63)
  Interest expense                                                                                     29               28
                                                                                                -------------     ------------

          INCOME BEFORE INCOME TAXES                                                                  131              263

PRO FORMA PROVISION FOR INCOME TAXES (Note 2)                                                          12              108
                                                                                                -------------     ------------
          Net income                                                                                 $119             $155
                                                                                                =============     ============

             See accompanying notes to condensed combined financial
                                  statements.

                 SILVER STAR EXPRESS, INC. AND RELATED COMPANIES
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Six
                                                                                              Months Ended June
                                                                                                     30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $482
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments on stockholder receivable                                                                  36
  Advances on notes receivable                                                                       (26)
  Payments on notes receivable                                                                        44
  Additions to equipment and leasehold improvements                                                  (46)
                                                                                              -------------------
          Net cash provided by investing activities                                                    8
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                                      (121)
  Distributions to stockholders                                                                   (1,031)
                                                                                              -------------------
          Net cash used in financing activities                                                   (1,152)
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                 (662)
CASH AND CASH EQUIVALENTS, beginning of period                                                     1,329
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                            $667
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

                 SILVER STAR EXPRESS, INC. AND RELATED COMPANIES

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)   INCOME TAXES:
         For purposes of the accompanying condensed combined financial statements, Federal and state income taxes have been provided as if the Company had filed C Corporation tax returns. The current income tax expense is reflected in the accompanying condensed combined financial statements as an increase to additional paid-in capital. Effective on the date of the acquisition, the S Corporation status was terminated.

               CLICK MESSENGER SERVICE, INC. AND RELATED COMPANIES
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Six
                                                                                                Months Ended      Months Ended
                                                                                                  June 30,          June 30,
                                                                                                    1995              1995
                                                                                                -------------     ------------

REVENUES                                                                                           $3,975           $5,910

COST OF REVENUES                                                                                    3,257            4,179
                                                                                                -------------     ------------
          Gross profit                                                                                718            1,731

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          737            1,425
                                                                                                -------------     ------------
          Operating income (loss)                                                                     (19)             306

OTHER (INCOME) EXPENSE, net
  Other (income), net                                                                                (145)               0
  Interest expense                                                                                     24               24
                                                                                                -------------     ------------

          INCOME BEFORE INCOME TAXES                                                                  102              282

PRO FORMA PROVISION FOR (BENEFIT FROM) INCOME TAXES (Note 2)                                          (37)             113
                                                                                                -------------     ------------
          Net income                                                                                 $139             $169
                                                                                                =============     ============

             See accompanying notes to condensed combined financial
                                  statements.

               CLICK MESSENGER SERVICE, INC. AND RELATED COMPANIES
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Six
                                                                                              Months Ended June
                                                                                                     30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $214
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                  (37)
                                                                                              -------------------
          Net cash used in investing activities                                                      (37)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                                        16
  Payments under capital lease obligations                                                          (131)
  Distributions to stockholders                                                                      (28)
                                                                                              -------------------
          Net cash used in financing activities                                                     (143)
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                   34
CASH AND CASH EQUIVALENTS, beginning of period                                                        50
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                             $84
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

               CLICK MESSENGER SERVICE, INC. AND RELATED COMPANIES

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)   INCOME TAXES:
         For purposes of the accompanying condensed combined financial statements, Federal and state income taxes have been provided as if the Company had filed C Corporation tax returns. The current income tax expense is reflected in the accompanying condensed combined financial statements as an adjustment to additional paid-in capital. Effective on the date of the acquisition, the S Corporation status was terminated.

        CROWN COURIER SYSTEMS, INC. & BESTWAY DISTRIBUTION SYSTEMS, INC.
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Six
                                                                                                Months Ended      Months Ended
                                                                                                  June 30,          June 30,
                                                                                                    1995              1995
                                                                                                -------------     ------------

REVENUES                                                                                           $2,864           $5,460

COST OF REVENUES                                                                                    1,867            3,504
                                                                                                -------------     ------------
          Gross profit                                                                                997            1,956

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          931            1,797
                                                                                                -------------     ------------
          Operating income                                                                             66              159

OTHER (INCOME) EXPENSE, net
  Other income, net                                                                                   (47)             (76)
  Interest expense                                                                                      2                2
                                                                                                -------------     ------------

          INCOME BEFORE INCOME TAXES                                                                  111              233

PRO FORMA PROVISION FOR INCOME TAXES (Note 2)                                                           8               95
                                                                                                -------------     ------------
          Net income                                                                                 $103             $138
                                                                                                =============     ============


             See accompanying notes to condensed combined financial
                                  statements.

        CROWN COURIER SYSTEMS, INC. & BESTWAY DISTRIBUTION SYSTEMS, INC.
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Six
                                                                                              Months Ended June
                                                                                                     30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $205
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                 (135)
                                                                                              -------------------
          Net cash used in investing activities                                                     (135)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Other borrowings                                                                                    31
  Distributions to stockholders                                                                     (260)
  Payments on notes payable to stockholders                                                          (60)
                                                                                              -------------------
          Net cash used in financing activities                                                     (289)
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                 (219)
CASH AND CASH EQUIVALENTS, beginning of period                                                       525
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                            $306
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

        CROWN COURIER SYSTEMS, INC. & BESTWAY DISTRIBUTION SYSTEMS, INC.

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)   INCOME TAXES:
         For purposes of the accompanying condensed combined financial statements, Federal and state income taxes have been provided as if the Company had filed C Corporation tax returns. The current income tax expense is reflected in the accompanying condensed combined financial statements as an increase to additional paid-in capital. Effective on the date of the acquisition, the S Corporation status was terminated.

                   COURT COURIER SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Six
                                                                                                Months Ended      Months Ended
                                                                                                  June 30,          June 30,
                                                                                                    1995              1995
                                                                                                -------------     ------------

REVENUES                                                                                           $2,421           $4,824

COST OF REVENUES                                                                                    1,861            3,804
                                                                                                -------------     ------------
          Gross profit                                                                                560            1,020

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          546              905
                                                                                                -------------     ------------
          Operating income                                                                             14              115

OTHER (INCOME) EXPENSE:
  Other (income) expense, net                                                                          (5)              25
  Interest expense                                                                                     50              118
                                                                                                -------------     ------------

          LOSS BEFORE INCOME TAXES                                                                    (31)             (28)

PROVISION FOR INCOME TAXES                                                                              0                1
                                                                                                -------------     ------------
          Net loss                                                                                   $(31)            $(29)
                                                                                                =============     ============


           See accompanying notes to condensed consolidated financial statements.

                   COURT COURIER SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Six
                                                                                              Months Ended June
                                                                                                     30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS USED IN OPERATING ACTIVITIES:                                                        $(55)
                                                                                              -------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of equipment                                                                              (5)
                                                                                              -------------------
          Net cash used in investing activities                                                       (5)
                                                                                              -------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                                        80
  Payments on long-term debt                                                                         (17)
  Payments under capital lease obligations                                                           (15)
                                                                                              -------------------
          Net cash provided by financing activities                                                   48
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                  (12)
CASH AND CASH EQUIVALENTS, beginning of period                                                        23
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                             $11
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

                   COURT COURIER SYSTEMS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

          ORBIT/LIGHTSPEED COURIER SYSTEMS, INC. AND RELATED COMPANIES
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Six
                                                                                                Months Ended      Months Ended
                                                                                                  June 30,          June 30,
                                                                                                    1995              1995
                                                                                                -------------     ------------

REVENUES                                                                                           $2,308           $4,386

COST OF REVENUES                                                                                    1,404            3,133
                                                                                                -------------     ------------
          Gross profit                                                                                904            1,253

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          727              936
                                                                                                -------------     ------------
          Operating income                                                                            177              317

  INTEREST EXPENSE                                                                                      5                8
                                                                                                -------------     ------------

          INCOME BEFORE INCOME TAXES                                                                  172              309

PRO FORMA PROVISION FOR INCOME TAXES (Note 2)                                                          69              124
                                                                                                -------------     ------------
          Net income                                                                                 $103             $185
                                                                                                =============     ============


             See accompanying notes to condensed combined financial
                                  statements.

          ORBIT/LIGHTSPEED COURIER SYSTEMS, INC. AND RELATED COMPANIES
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Six
                                                                                              Months Ended June
                                                                                                     30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $338
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                  (59)
                                                                                              -------------------
          Net cash used in investing activities                                                      (59)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                        (100)
  Proceeds from long-term debt                                                                       109
  Distributions to stockholders                                                                     (150)
  Repayments of notes payable                                                                        (80)
                                                                                              -------------------
          Net cash used in financing activities                                                     (221)
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                   58
CASH AND CASH EQUIVALENTS, beginning of period                                                        71
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                            $129
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

          ORBIT/LIGHTSPEED COURIER SYSTEMS, INC. AND RELATED COMPANIES

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)   INCOME TAXES:
         For purposes of the accompanying condensed combined financial statements, Federal and state income taxes have been provided as if the Company had filed C Corporation tax returns. The current income tax expense is reflected in the accompanying condensed combined financial statements as an increase to additional paid-in capital. Effective on the date of the acquisition, the S Corporation status was terminated.

                   DISTRIBUTION SOLUTIONS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Six
                                                                                                Months Ended      Months Ended
                                                                                                  June 30,          June 30,
                                                                                                    1995              1995
                                                                                                -------------     ------------

REVENUES                                                                                           $2,487           $4,384

COST OF REVENUES                                                                                    2,120            3,791
                                                                                                -------------     ------------
          Gross profit                                                                                367              593

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          370              627
                                                                                                -------------     ------------
          Operating loss                                                                               (3)             (34)

OTHER (INCOME) EXPENSE:
  Other expense, net                                                                                    5                7
  Interest expense                                                                                      2                8
                                                                                                -------------     ------------

          LOSS BEFORE INCOME TAXES                                                                    (10)             (49)

PRO FORMA PROVISION FOR INCOME TAXES (Note 2)                                                           0                0
                                                                                                -------------     ------------
          Net loss                                                                                   $(10)            $(49)
                                                                                                -------------     ------------

                  See accompanying notes to condensed financial
                                  statements.

                   DISTRIBUTION SOLUTIONS INTERNATIONAL, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Six
                                                                                              Months Ended June
                                                                                                     30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $166
                                                                                              -------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of equipment                                                                             (77)
  Increase in stockholder receivable                                                                 (40)
                                                                                              -------------------
          Net cash used in investing activities                                                     (117)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                         (10)
  Proceeds from long-term debt                                                                        18
  Repayments of long-term debt                                                                       (29)
                                                                                              -------------------
          Net cash used in financing activities                                                      (21)
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                   28
CASH AND CASH EQUIVALENTS, beginning of period                                                         2
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                             $30
                                                                                              ===================

                  See accompanying notes to condensed financial
                                  statements.

                   DISTRIBUTION SOLUTIONS INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)   INCOME TAXES:
         For purposes of the accompanying condensed financial statements, Federal and state income taxes have been provided as if the Company had filed C Corporation tax returns. The current income tax expense is reflected in the accompanying condensed financial statements as an increase to additional paid-in capital. Effective on the date of the acquisition, the S Corporation status was terminated.

                OLYMPIC COURIER SYSTEMS, INC. AND RELATED COMPANY
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Six
                                                                                                Months Ended      Months Ended
                                                                                                  June 30,          June 30,
                                                                                                    1995              1995
                                                                                                -------------     ------------

REVENUES                                                                                           $1,432           $2,897

COST OF REVENUES                                                                                      757            1,573
                                                                                                -------------     ------------
          Gross profit                                                                                675            1,324

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          621            1,277
                                                                                                -------------     ------------
          Operating income                                                                             54               47

OTHER (INCOME) EXPENSE:
  Other expense, net                                                                                   40                0
  Interest expense                                                                                      7               14
                                                                                                -------------     ------------

          INCOME BEFORE INCOME TAXES                                                                    7               33

PRO FORMA PROVISION FOR INCOME TAXES (Note 2)                                                           3               14
                                                                                                -------------     ------------
          Net income                                                                                   $4              $19
                                                                                                =============     ============

             See accompanying notes to condensed combined financial
                                  statements.

                OLYMPIC COURIER SYSTEMS, INC. AND RELATED COMPANY
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Six
                                                                                              Months Ended June
                                                                                                     30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                     $49
                                                                                              -------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:                                                               0
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under capital lease obligations                                                           (13)
                                                                                              -------------------
          Net cash used in financing activities                                                      (13)
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                   36
CASH AND CASH EQUIVALENTS, beginning of period                                                         0
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                             $36
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

                OLYMPIC COURIER SYSTEMS, INC. AND RELATED COMPANY

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)   INCOME TAXES:
         For purposes of the accompanying condensed combined financial statements, Federal and state income taxes have been provided as if the Company had filed C Corporation tax returns. The current income tax expense is reflected in the accompanying condensed combined financial statements as an increase to additional paid-in capital. Effective on the date of the acquisition, the S Corporation status was terminated.

                         AMERICAN COURIER EXPRESS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Six
                                                                                                Months Ended      Months Ended
                                                                                                  June 30,          June 30,
                                                                                                    1995              1995
                                                                                                -------------     ------------

REVENUES                                                                                           $1,040           $1,990

COST OF REVENUES                                                                                      907            1,655
                                                                                                -------------     ------------
          Gross profit                                                                                133              335

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                          129              354
                                                                                                -------------     ------------
          Operating income (loss)                                                                       4              (19)

OTHER (INCOME) EXPENSE:
  Other expense, net                                                                                   20               27
  Interest expense                                                                                      3                5
                                                                                                -------------     ------------

          LOSS BEFORE INCOME TAXES                                                                    (19)             (51)

PRO FORMA BENEFIT FROM INCOME TAXES (Note 2)                                                           (8)             (21)
                                                                                                -------------     ------------
          Net loss                                                                                   $(11)            $(30)
                                                                                                =============     ============

                             See  accompanying  notes  to  condensed   financial
                                  statements.

                         AMERICAN COURIER EXPRESS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Six
                                                                                              Months Ended June
                                                                                                     30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $(29)
                                                                                              -------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:                                                               0
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                          75
  Payments under capital lease obligations                                                           (14)
  Repayments of long-term debt                                                                        (3)
                                                                                              -------------------
          Net cash provided by financing activities                                                   58
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                   29
CASH AND CASH EQUIVALENTS, beginning of period                                                        14
                                                                                              ===================
CASH AND CASH EQUIVALENTS, end of period                                                             $43
                                                                                              ===================


                  See accompanying notes to condensed financial
                                  statements.

                         AMERICAN COURIER EXPRESS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

(2)   INCOME TAXES:
         For purposes of the accompanying condensed financial statements, Federal and state income taxes have been provided as if the Company had filed C Corporation tax returns. The current income tax expense is reflected in the accompanying condensed financial statements as an adjustment to additional paid-in capital. Effective on the date of the acquisition, the S Corporation status was terminated.

      Item 2 - Management's Discussion and Analysis of Financial Condition

Overview

         The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto appearing elsewhere in this Quarterly Report. Simultaneously, with the closing of the Company's initial public offering in November 1995, separate wholly-owned subsidiaries of the Company merged with each of the eleven Founding Companies. Prior to the Merger, each of the Founding Companies operated as a separate independent entity. The Company selected October 1, 1995 as the effective date of the Merger. For the three and six month periods ended June 30, 1995, the combined financial statements include the accounts of the Founding Companies as if the Founding Companies had always been members of the same operating group without giving effect to the Mergers or the Offering. As a result, combined results may not be comparable to or indicative of future performance.

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

Noncomparability - 1996 vs. 1995

         Because the eleven Founding Companies operated as separate independent entities prior to the Merger, comparisons between the consolidated results of the Company for the three and six months ended June 30, 1996, and the historical results of the eleven Founding Companies for the three and six months ended June 30, 1995, are difficult to make for numerous reasons, including the following:

1. In 1996, the Founding Companies were all subsumed within the common management of the Company. This resulted among other things in a) each Founding Company being subjected to an administrative charge,
     b) reallocation of costs, such as, for instance, common insurance, being acquired for the Company and its subsidiaries as a whole and c) the Founding Companies being relieved of the necessity of performing various administrative functions for themselves.

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

3. The Company had approximately $2,100,000 in expenses in the first half of 1996 ($1,000,000 for the second quarter of 1996) related to corporate overhead and the costs of being a public company which would not have been necessary or incurred for the eleven separate companies in 1995.

4. Most of the Founding Companies were operated as Subchapter S corporations in 1995.

         The financial information presented in this report includes a) the actual financial results of the Company for the three and six months ended June 30, 1995, before it had any material assets or operations, b) the actual financial results of the Company for the three and six months ended June 30, 1996, c) the actual historical results for each of the Founding Companies for the three and six months ended June 30, 1995, and d) combined historical results of the unrelated Founding Companies for the three and six months ended June 30, 1995. For all the reasons set forth above and others, combined results are not indicative of results which would have been achieved if the Founding Companies had actually been combined during those periods, and may not be comparable to or indicative of future performance. Nonetheless, the following section discusses consolidated 1996 results compared to combined historical 1995 results to indicate general trends affecting operations, as well as trends within the material Founding Companies. The following section should be read with the foregoing caveats as to noncomparability in mind.

   Actual Consolidated Six Months Ended June 30, 1996, Compared to Pro Forma
               Combined Historical Six Months Ended June 30, 1995

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

         SG&A for the first half of 1996 increased $4.4 million, or 22.2%, to $24.0 million from $19.6 million for the first half of 1995. As a percentage of revenues, SG&A increased to 29.4% for the first half of 1996 from 26.6% for the same period of 1995. Approximately $2.3 million of the increase in SG&A resulted from increased costs relating to ongoing staff and facility expansion to generate and support the increased revenue volume as described above. Approximately $2.1 million of the increase in SG&A resulted from corporate overhead expenses, including salaries and benefits for members of senior management and administrative staff, professional fees, travel and office expenses, and other costs related to the establishment of the Company's corporate and administrative infrastructure as a newly formed public company. In addition, a portion of the increase in SG&A expenses was attributable to costs necessary to consolidate and combine certain of the Company's facilities and operations.

         For the reasons discussed above, operating income for the first half of 1996 decreased $1.5 million, or 57.0%, to $1.1 million from $2.6 million for the same period in 1995. Operating margin decreased to 1.4% in the first half of 1996 from 3.1% for the first half of 1995.

         The provision for income taxes for the first half of 1996 decreased $0.6 million, or 61.5%, to $0.4 million from $1.0 million for the first half of 1995 primarily as a result of a lower level of taxable income.

         For the reasons discussed above, net income for the first half of 1996 decreased $0.8 million, or 60.0%, to $0.6 million from $1.4 million for the first half of 1995.

  Actual Consolidated Three Months Ended June 30, 1996, Compared to Pro Forma
              Combined Historical Three Months Ended June 30, 1995

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

         SG&A for the second quarter of 1996 increased $1.4 million, or 13.2%, to $12.0 million from $10.6 million for the second quarter of 1995. As a percentage of revenues, SG&A increased to 28.9% for the second quarter of 1996 from 26.7% for the same period of 1995. Approximately $1.0 million of the increase in SG&A resulted from corporate overhead expenses, including salaries and benefits for members of senior management and administrative staff, professional fees, travel and office expenses, and other costs related to the establishment of the Company's corporate and administrative infrastructure as a newly formed public company. In addition, a portion of the increase in SG&A expenses was attributable to costs necessary to consolidate and combine certain of the Company's facilities and operations.

         For the reasons discussed above, operating income for the second quarter of 1996 decreased $744,000, or 53.2%, to $655,000 from $1,399,000 for the same period in 1995.

         For the reasons discussed above, net income decreased by $376,000 from $708,000 for the three months ended June 30, 1995, to $332,000 for the three months ended June 30, 1996.

Liquidity and Capital Resources

         Working capital at June 30, 1996, amounted to $6,253,000, as compared to $7,542,000 at December 31, 1995. The decrease is primarily attributable to a decline in net income and changes in current assets and liabilities. During the six months ended June 30, 1996, net cash used by operating activities was $3.7 million. Cash used in investing activities was $2.3 million, which primarily consisted of funds used for the acquisitions of three companies during the second quarter of 1996 and equipment purchases. Cash provided by financing activities was $1.2 million which consisted primarily of an increase in borrowing under the Company's line of credit, offset by repayments of outstanding debt.

         In May 1996, the Company entered into a two year agreement with Summit Bank (formerly United Jersey Bank, N.A.) and Mellon Bank N.A. to establish a revolving credit facility. Credit availability is based on certain criteria, up to an initial maximum amount of $15,000,000, which may under certain conditions be increased to $25,000,000 and is secured by certain assets, including accounts receivable and stock of the Company and its subsidiaries. Availability at June 30, 1996, was approximately $12,500,000, of which approximately $6,000,000 was available for future borrowings. Interest rates on borrowings are based on margins over the banks lending rates or the London inter-bank borrowing rate (Libor). The credit agreement has certain restrictive covenants, with which the Company was in compliance at June 30, 1996.

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

Item 2 - Changes in Securities.  Not applicable

Item 3 - Defaults Upon Senior Securities.  Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

         On June 6, 1996, the Company held its annual meeting of stockholders. The following sets forth a brief description of each matter which was acted upon, as well as the votes cast for, against or withheld for each such matter, and, where applicable, the number of abstentions and broker non-votes for each matter:

         1.       Election of Directors

                   Name of Director              Votes For               Votes Against        Authority Withheld

            ------
                   John Mattei                   5,018,159                     --                      1,008,540
            ------
                   William T. Brannan            5,955,120                     --                         71,579
            ------
                   Joseph G. Wojak               5,187,979                     --                        838,720
            ------
                   William T. Beaury             5,472,940                     --                       553, 759
            ------
                   Vincent Brana                 5,933,450                     --                         93,249
            ------
                   Michael Brooks                5,954,520                     --                         72,179
            ------
                   Juan Camandona                4,885,353                     --                      1,141,346
            ------
                   Curtis Hight                  5,894,972                     --                        131,727
            ------
                   Howard E. Kronick             5,967,555                     --                         59,144
            ------
                   Labe Leibowitz                5,873,802                     --                        152,897
            ------
                   Thomas LoPresti               5,476,640                     --                        550,059
            ------
                   David Mathia                  4,923,958                     --                      1,102,741
            ------
                   Philip Snyder                 5,892,672                     --                        134,027
            ------
                   Robert Wyatt                  5,953,020                     --                         73,679
            ------
                   Stephen J. Zrowka             5,969,955                     --                         56,744
            ------
                   William M. Kearns, Jr.        5,952,370                     --                         74,329
            ------
                   Kenneth W. Tunnell            5,955,220                     --                         71,479
            ------
                   Albert W. Van Ness, Jr.       5,955,220                     --                         71,479


         2. Ratification of the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent auditors for 1996:

                    Votes For:                               5,006,709
                    Votes Against:                             783,494
                    Abstentions:                               236,496

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



         Dated:   September 24, 1996     CONSOLIDATED DELIVERY & LOGISTICS, INC.




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



         Dated:   September 24, 1996     CONSOLIDATED DELIVERY & LOGISTICS, INC.




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