Form 10-K/A
period 1995-12-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1996-10-29
CIK 1000779

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

State                                                     Number of Facilities
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







                                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Consolidated Delivery & Logistics, Inc.:


We have audited the accompanying consolidated balance sheets of Consolidated Delivery & Logistics, Inc. (a Delaware corporation) and subsidiaries of December 31, 1994 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (June 30, 1994) to December 31, 1994 and for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Delivery & Logistics, Inc. and subsidiaries as of December 31, 1994 and 1995 and the results of their operations and their cash flows for the period from inception (June 30, 1994) to December 31, 1994 and for the year ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                            ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 19, 1996

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

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Combined Founding Companies:


We have audited the accompanying combined balance sheets of the Combined Founding Companies (identified in Note 1) as of December 31, 1993 and 1994, and the related combined statements of income, stockholders' equity and cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995. These combined financial statements are the responsibility of the Combined Founding Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Combined Founding Companies as of December 31, 1993 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, in conformity with generally accepted accounting principles.


                                                    ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 19, 1996

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

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of

         SureWay Air Traffic Corporation:


We have audited the accompanying consolidated balance sheets of SureWay Air Traffic Corporation (a New York corporation) and subsidiary as of December 31, 1993 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SureWay Air Traffic Corporation and subsidiary as of December 31, 1993 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, in conformity with generally accepted accounting principles.


                                                       ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 19, 1996

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

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of

         Securities Courier Corporation:


We have audited the accompanying balance sheets of Securities Courier Corporation (a New York corporation) as of December 31, 1993 and 1994, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Securities Courier Corporation as of December 31, 1993 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, in conformity with generally accepted accounting principles.


                                              ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 19, 1996

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

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of

         National Courier, Inc. and
           National Express, Inc.:


We have audited the accompanying combined balance sheets of National Courier, Inc. and National Express, Inc. (Missouri Corporations) as of December 31, 1993 and 1994, and the related combined statements of operations, stockholders' equity and cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of National Courier, Inc. and National Express, Inc. as of December 31, 1993 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, in conformity with generally accepted accounting principles.


                                                     ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 19, 1996

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

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of

         Silver Star Express Inc.:


We have audited the accompanying combined balance sheets of Silver Star Express Inc. (a Florida corporation) and Related Companies as of December 31, 1993 and 1994, and the related combined statements of income, stockholders' equity and cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Silver Star Express, Inc. and Related Companies as of December 31, 1993 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, in conformity with generally accepted accounting principles.


                                                    ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 19, 1996

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

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of

         Click Messenger Service, Inc. and Related Companies:


We have audited the accompanying combined balance sheets of Click Messenger Service, Inc. (a New Jersey corporation) and Related Companies as of December 31, 1993 and 1994 and the related combined statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Click Messenger Service, Inc. and Related Companies as of December 31, 1993 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, in conformity with generally accepted accounting principles.


                                                      ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 19, 1996

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

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of

         Crown Courier Systems, Inc. and
           Bestway Distribution Services, Inc.:

We have audited the accompanying combined balance sheets of Crown Courier Systems, Inc. and Bestway Distribution Services, Inc. (Florida corporations) as of December 31, 1993 and 1994, and the related combined statements of operations, stockholders' equity and cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Crown Courier Systems, Inc. and Bestway Distribution Services, Inc. as of December 31, 1993 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, in conformity with generally accepted accounting principles.


                                                    ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 19, 1996

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

                           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of

         Court Courier Systems, Inc.:


We have audited the accompanying consolidated balance sheets of Court Courier Systems, Inc. (a New Jersey corporation) and subsidiary as of March 31, 1994 and 1995 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended March 31, 1994 and 1995 and for the nine months ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Court Courier Systems, Inc. and subsidiary as of March 31, 1994 and 1995, and the results of their operations and their cash flows for the years ended March 31, 1994 and 1995 and for the nine months ended September 30, 1995, in conformity with generally accepted accounting principles.


                                                      ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 19, 1996

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

                            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of

         Orbit/Lightspeed Courier Systems, Inc.:


We have audited the accompanying combined balance sheets of Orbit/Lightspeed Courier Systems, Inc. (a New York corporation) and Related Companies as of December 31, 1993 and 1994, and the related combined statements of operations, stockholders' equity and cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Orbit/Lightspeed Courier Systems, Inc. and Related Companies as of December 31, 1993 and 1994 and the results of their operations and their cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, in conformity with generally accepted accounting principles.


                                                     ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 19, 1996

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

                                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholder of

         Distribution Solutions International, Inc.:


We have audited the accompanying balance sheets of Distribution Solutions International, Inc. (a Michigan corporation) as of December 31, 1993 and 1994, and the related statements of operations, stockholder's equity (deficit) and cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Distribution Solutions International, Inc. as of December 31, 1993 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995 in conformity with generally accepted accounting principles.


                                                       ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 19, 1996

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

                               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of

         Olympic Courier Systems, Inc. and Related Company:


We have audited the accompanying combined balance sheets of Olympic Courier Systems, Inc. (a New York corporation) and Related Company as of December 31, 1993 and 1994, and the related combined statements of income, stockholders' equity and cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Olympic Courier Systems, Inc. and Related Company as of December 31, 1993 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1993 and 1994 and for the nine months ended September 30, 1995, in conformity with generally accepted accounting principles.


                                                      ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 19, 1996

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

                                                                                                 -----------------

                                                                                                      $905,924
                                                                                                 =================

                              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of

         American Courier Express, Inc.:


We have audited the accompanying balance sheets of American Courier Express, Inc. (a New Jersey corporation) as of January 31, 1994 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended January 31, 1994 and 1995 and for the nine months ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Courier Express, Inc. as of January 31, 1994 and 1995, and the results of its operations and its cash flows for the years ended January 31, 1994 and 1995 and for the nine months ended September 30, 1995, in conformity with generally accepted accounting principles.


                                                     ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 19, 1996

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



                                                     ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 19, 1996

                                                                   Schedule II

              CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                          Balance          Charged                                             Balance
                                             at            to Costs                                             at End
                                          Beginning          and           Write-offs          Other              of
           Description                    of Period        Expenses           (b)               (a)             Period
-----------------------------------
                                        =============     ===========     =============     ============     =============
Forthe  period  from  inception  (June  30,  1994)  through  December  31,  1994
   Allowance for doubtful
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

Roseland, New Jersey
March 19, 1996

                                                                    Schedule II

                          COMBINED FOUNDING COMPANIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                              Balance           Charged                             Balance
                                                at             to Costs                              at End
                                             Beginning            and            Write-offs            of
             Description                     of Period         Expenses              (a)             Period
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