Form 10-Q
period 1996-09-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1996-11-14
CIK 1000779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

    X            Quarterly report  pursuant  to  Section  13 or 15  (d)  of  the
                           Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996 or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of November 8, 1996, was 6,795,790.

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX





               Page


Part I - Financial Information

   Item 1 - Financial Statements

      Consolidated Delivery & Logistics, Inc. and Subsidiaries
         Condensed Consolidated Balance Sheets as of December 31, 1995, and    1
            September 30, 1996
         Condensed Consolidated  Statements of Operations  for                 2
            the Three and Nine Months Ended  September 30, 1995 and 1996
         Condensed Consolidated Statements of Cash Flows for the Nine          3
            Months Ended September 30, 1995 and 1996
         Notes to Condensed Consolidated Financial Statements                  4

      Combined Founding Companies
         Condensed Combined Statements of Income for the Three and Nine        6
            Months Ended September 30, 1995
         Condensed Combined Statement of Cash Flows for the Nine               7
            Months Ended September 30, 1995
         Notes to Condensed Combined Financial Statements                      8

      SureWay Air Traffic Corporation and Subsidiary
         Condensed Consolidated Statements of Income for the Three and Nine    9
            Months Ended September 30, 1995
         Condensed Consolidated Statement of Cash Flows for the Nine          10
            Months Ended September 30, 1995
         Notes to Condensed Consolidated Financial Statements                 11

      Securities Courier Corporation
         Condensed Statements of Income for the Three and Nine Months Ended   12
            September 30, 1995
         Condensed Statement of Cash Flows for the Nine Months Ended          13
            September 30, 1995
         Notes to Condensed Financial Statements                              14

      National Courier, Inc. and National Express, Inc.
         Condensed Combined Statements of Income for the Three and Nine       15
            Months Ended September 30, 1995
         Condensed Combined Statement of Cash Flows for the Nine Months       16
            Ended September 30, 1995
         Notes to Condensed Combined Financial Statements                     17

      Silver Star Express, Inc. and Related Companies
         Condensed Combined Statements of Income for the Three and Nine       18
            Months Ended September 30, 1995
         Condensed Combined Statement of Cash Flows for the Nine              19
            Months Ended September 30, 1995
         Notes to Condensed Combined Financial Statements                     20

      Click Messenger Service, Inc. and Related Companies
         Condensed Combined Statements of Income for the Three and Nine       21
            Months Ended September 30, 1995
         Condensed Combined Statement of Cash Flows for the Nine              22
            Months Ended September 30, 1995
         Notes to Condensed Combined Financial Statements                     23

      Crown Courier Systems, Inc. and Bestway Distribution Services, Inc.
         Condensed Combined Statements of Income for the Three and Nine       24
            Months Ended September 30, 1995
         Condensed Combined Statement of Cash Flows for the Nine              25
            Months Ended September 30, 1995
         Notes to Condensed Combined Financial Statements                     26

      Court Courier Systems, Inc. and Subsidiary
         Condensed Consolidated Statements of Operations for the Three        27
            and Nine Months Ended September 30, 1995
         Condensed Consolidated Statement of Cash Flows for the Nine          28
            Months Ended September 30, 1995
         Notes to Condensed Consolidated Financial Statements                 29

      Orbit/Lightspeed Courier Systems, Inc. and Related Companies
         Condensed Combined Statements of Income for the Three and Nine       30
            Months Ended September 30, 1995
         Condensed Combined Statement of Cash Flows for the Nine              31
            Months Ended September 30, 1995
         Notes to Condensed Combined Financial Statements                     32

      Distribution Solutions International, Inc.
         Condensed Statements of Income for the Three and Nine Months         33
            Ended September 30, 1995
         Condensed Statement of Cash Flows for the Nine Months Ended          34
            September 30, 1995
         Notes to Condensed Financial Statements                              35

      Olympic Courier Systems, Inc. and Related Company
         Condensed Combined Statements of Operations for the Three and Nine   36
            Months Ended September 30, 1995
         Condensed Combined Statement of Cash Flows for the Nine              37
            Months Ended September 30, 1995
         Notes to Condensed Combined Financial Statements                     38

      American Courier Express, Inc.
         Condensed Statements of Income for the Three and Nine Months         39
            Ended September 30, 1995
         Condensed Statement of Cash Flows for the Nine Months Ended          40
            September 30, 1995
         Notes to Condensed Financial Statements                              41

   Item 2 - Management's Discussion and Analysis of Financial Condition       42

Part II - Other Information

   Item 1 - Legal Proceedings                                                 46

   Item 4 - Submission of Matters to a Vote of Security Holders               46

   Item 6 - Exhibits and Reports on Form 8-K                                  46

   Signature                                                                  48

                                       11
            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)


                                                                 December 31, 1995      September 30,
                                                                                             1996
                                                                 ------------------    -----------------
                                                                     (Note 1)            (Unaudited)

                            ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $6,589               $2,504
  Accounts receivable, net                                                18,555               21,338
  Prepaid expenses and other current assets                                2,312                3,118
                                                                 ------------------    -----------------
    Total current assets                                                  27,456               26,960

Equipment and leasehold improvements, net                                  3,925                4,174
Other assets                                                               1,459                4,248
                                                                 ------------------    -----------------
    TOTAL ASSETS                                                         $32,840              $35,382
                                                                 ==================    =================

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                                   $2,803               $6,507
  Current maturities of long-term debt                                     3,477                1,590
  Accounts payable and accrued liabilities                                13,634               11,872
                                                                 ------------------    -----------------
    Total current liabilities                                             19,914               19,969

Long-term debt, net of current maturities                                  3,027                3,785
Other long-term liabilities                                                1,588                1,710
                                                                 ------------------    -----------------

    TOTAL LIABILITIES                                                     24,529               25,464
                                                                 ------------------    -----------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                                0                    0
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 6,629,569 and 6,704,881 shares issued and
   outstanding at December 31, 1995, and September 30, 1996,
   respectively                                                                7                    7
 Additional paid-in capital                                                8,499                9,102
 Retained earnings (accumulated deficit)                                    (195)                 809
                                                                 ------------------    -----------------
    TOTAL STOCKHOLDERS' EQUITY                                             8,311                9,918
                                                                 ------------------    -----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $32,840              $35,382
                                                                 ==================    =================







           See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 For The Three Months Ended                For The Nine Months Ended
                                                        September 30,                            September 30,
                                             ------------------------------------     ------------------------------------
                                                  1995                1996                 1995                1996
                                             ----------------    ----------------     ----------------    ----------------
                                                (Note 2)                                 (Note 2)

REVENUES                                             $0             $45,097                   $0            $126,791

Cost of Revenues                                      0              31,436                    0              88,007
                                             ----------------    ----------------     ----------------    ----------------

          GROSS PROFIT                                0              13,661                    0              38,784

Selling, General, &
   Administrative Expenses                            2              12,714                    4              36,710
                                             ----------------    ----------------     ----------------    ----------------

          OPERATING INCOME (LOSS)                    (2)                947                   (4)              2,074

OTHER (INCOME) EXPENSE:
  Other (income) expense, net                         6                 (17)                   6                (254)
  Interest expense                                    0                 190                    0                 597
                                             ----------------    ----------------     ----------------    ----------------


INCOME (LOSS) BEFORE INCOME
     TAXES                                           (8)                774                  (10)              1,731

Provision for Income Taxes                            0                 325                    0                 727
                                             ----------------    ----------------     ----------------    ----------------

          NET INCOME (LOSS)                         $(8)               $449                 $(10)             $1,004
                                             ================    ================     ================    ================

NET INCOME PER SHARE                                                   $.07                                     $.15
                                                                 ================                         ================

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                                      6,680                                    6,649
                                                                 ================                         ================

           See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Nine Months       Nine Months
                                                                              Ended September   Ended September
                                                                                 30, 1995           30, 1996
                                                                                 (Note 2)
                                                                             ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                  $(10)             $1,004

Adjustments to reconcile net income (loss) to net cash
       used in operating activities --
    Loss on disposal of equipment and leasehold
        improvements                                                                  0                  (5)
    Depreciation and amortization                                                     0               1,120
    Changes in operating assets and liabilities
      (Increase) decrease in --
        Accounts receivable, net                                                      0              (2,243)
        Prepaid expenses and other current assets                                (2,103)               (779)
        Other assets                                                                  0                 387
      Increase (decrease) in --
        Accounts payable and accrued liabilities                                  1,156              (2,096)
        Other long-term liabilities                                                   0                 123
                                                                             ----------------   ----------------

          Net cash used in operating activities                                    (957)             (2,489)
                                                                             ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses                                                             0              (1,705)
  Proceeds from sale of equipment and leasehold
         improvements
  Additions to equipment and leasehold improvements                                 (60)             (1,188)
                                                                             ----------------   ----------------
          Net cash used in investing activities                                     (60)             (2,832)
                                                                             ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred financing costs                                                            0                (145)
  Issuance of common stock in connection with
          purchases of businesses
  Short-term borrowings, net                                                          0               3,683
  Proceeds from long-term debt                                                    1,850                 555
  Repurchase and cancellation of common stock                                        (1)                  0
  Repayments of long-term debt                                                        0              (3,459)
                                                                             ----------------   ----------------
          Net cash provided by financing activities                               1,849               1,236
                                                                             ----------------   ----------------
          Net increase (decrease) in cash and cash equivalents                      832              (4,085)
CASH AND CASH EQUIVALENTS, beginning of period                                        2               6,589
                                                                             ----------------   ----------------
CASH AND CASH EQUIVALENTS, end of period                                           $834              $2,504
                                                                             ================   ================

      See accompanying notes to condensed consolidated financial statements

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)       BASIS OF PRESENTATION:

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K/A for the year ended December 31, 1995.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation --

                  The Company completed the acquisition of 11 companies on November 27, 1995. The Company selected October 1, 1995, as the effective date of the merger. The assets and liabilities of the acquired companies at September 30, 1995, were recorded by the Company at their historical amounts.

               The consolidated financial statements include the accounts of the
          Company   and   its   wholly-owned   subsidiaries.   All   significant
          inter-company balances and transactions have been eliminated.

         Net Income Per Share --

                  The computation of consolidated net income per share for the three and nine months ended September 30, 1996, is based upon 6,680,153 and 6,649,124 weighted average shares of Common Stock outstanding, respectively. The conversion of the stock options and the debentures outstanding at September 30, 1996, are not included in the computation as the effect would be anti-dilutive.

(3)      BUSINESS COMBINATIONS:

                  On September 30, 1996, the Company acquired Hurry Wagon, Inc., a same-day and overnight delivery service company serving the upstate New York region. The acquisition was accounted for as a purchase transaction. The total consideration paid for the acquired assets is estimated to be 25,000 shares of Common Stock at $8 per share and the assumption of approximately $185,000 of debt due to the former owners of the business and their relatives. Final determination of the acquisition cost will be made by December 31, 1996. The excess of purchase price over net assets acquired of approximately $170,000 is being amortized on a straight-line basis over 25 years. In addition, the Company has signed non-compete agreements with two former employees of Hurry Wagon for an consideration of $100,000, payable over a four-year period. The accompanying condensed consolidated balance sheet as of September 30, 1996, reflects the allocation of the preliminary purchase price. Unaudited pro forma revenue and income data for the nine months ended September 30, 1995 and 1996, reflecting the effects of the four purchase acquisitions made in 1996 as if the acquisitions were effective on the first day of the year being reported, are set forth below.

                                                      For the Nine Months Ended
                                                            September 30,
                                                      1995                 1996
                                                 (In thousands except per share data)
                                                 -----------------------------------

           Revenues                                   $11,502             $133,559
           Net Income (loss)                             $(68)                $754
           Net Income Per Share                           N.A.               $.11

                  The pro forma results are not necessarily indicative of actual results that might have occurred had the operations of the Company and the four acquisitions been combined at the beginning of the periods presented.

(4)      REVOLVING CREDIT FACILITY:

                  In May 1996,  the Company  entered  into a two-year  agreement with Summit Bank and Mellon Bank N.A., to establish a revolving credit facility. Credit availability is based on certain criteria, up to an initial maximum amount of $15,000,000, which may under certain conditions be increased to $25,000,000, and is secured by certain assets, including accounts receivable and stock of the Company and its subsidiaries. Availability at September 30, 1996, was approximately $11,000,000, of which approximately $4,500,000 was available for future borrowings. Interest rates on borrowings are based on margins over the banks' lending rates or the London Inter-bank Offered Rate. The credit agreement has certain restrictive covenants, with which the Company was in compliance at September 30, 1996.

(5)         SUBSEQUENT EVENT:

                  On November 1, 1996, the Company acquired W.I. Services, Inc., a New York City delivery service, for $200,000 in cash and 90,909 shares of common stock valued at $5.50. The acquisition will be accounted for as a purchase transaction in the fourth quarter of 1996. W.I. Services will be absorbed into the Company's existing New York City operations. Pro forma revenue and income data for the nine months ended September 30, 1996, would not be material to the Company's operations for the same period.

                           COMBINED FOUNDING COMPANIES
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Nine
                                                                                                Months Ended      Months Ended
                                                                                                September 30,    September 30,
                                                                                                    1995              1995


REVENUES                                                                                          $37,677         $111,406

Cost of Revenues                                                                                   26,079           77,547
                                                                                              ----------------   ----------------

          GROSS PROFIT                                                                             11,598           33,859

Selling, General, & Administrative Expenses                                                        10,140           29,777
                                                                                              ----------------   ----------------

          OPERATING INCOME                                                                          1,458            4,082

OTHER (INCOME) EXPENSE:
  Other (income) expense, net                                                                           7             (183)
  Interest expense                                                                                    213              608
                                                                                              ----------------   ----------------


          INCOME BEFORE INCOME TAXES                                                                1,238            3,657

Pro Forma Provision for Income Taxes (Note 2)                                                         433            1,475
                                                                                              ----------------   ----------------

          NET INCOME                                                                                 $805           $2,182
                                                                                              ================   ================


             See accompanying notes to condensed combined financial
                                  statements.

                           COMBINED FOUNDING COMPANIES
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Nine
                                                                                                 Months Ended
                                                                                                September 30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                   $2,251
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in loans receivable from stockholders                                                     (39)
  Additions to equipment and leasehold improvements                                               (1,397)
                                                                                              -------------------
          Net cash used in investing activities                                                   (1,436)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                         442
  Proceeds from long-term debt                                                                     1,883
  Repayments of long-term debt                                                                    (2,203)
  Distributions to stockholders                                                                   (2,164)
                                                                                              -------------------
          Net cash used in financing activities                                                   (2,042)
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                               (1,227)
CASH AND CASH EQUIVALENTS, beginning of period                                                     2,399
                                                                                              -------------------
CASH AND CASH EQUIVALENTS, end of period                                                          $1,172
                                                                                              ===================

             See accompanying notes to condensed combined financial
                                  statements.

                           COMBINED FOUNDING COMPANIES

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1995, are not necessarily indicative of the results for a full year.

         The following companies are collectively referred to herein as the "Founding Companies"; American Courier Express, Inc., Bestway Distribution Systems, Inc., Click Messenger Service, Inc., Court Courier Systems, Inc., Distributions Solutions International, Inc., National Courier, Inc., Olympic Courier Systems, Inc., Orbit/Lightspeed Courier Systems, Inc., Securities Courier Corporation, Silver Star Express, Inc., and SureWay Air Traffic Corporation. The Founding Companies are in the business of providing same day ground and air delivery and logistics services. Simultaneously, with the closing of Consolidated Delivery & Logistics, Inc's ("CDL") initial public offering in November 1995, separate wholly-owned subsidiaries of CDL merged with each of the eleven Founding Companies. All outstanding shares of each Founding Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

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

                 SUREWAY AIR TRAFFIC CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Nine
                                                                                                Months Ended      Months Ended
                                                                                                September 30,    September 30,
                                                                                                    1995              1995


REVENUES                                                                                          $10,765          $31,571

Cost of Revenues                                                                                    7,004           18,783
                                                                                              ----------------   ----------------

          GROSS POFIT                                                                               3,761           12,788

Selling, General, & Administrative Expenses                                                         3,296           11,005
                                                                                              ----------------   ----------------

          OPERATING INCOME                                                                            465            1,783

OTHER (INCOME) EXPENSE:
  Other income, net                                                                                    (4)             (57)
  Interest expense                                                                                     29               88
                                                                                              ----------------   ----------------


          INCOME BEFORE INCOME TAXES                                                                  440            1,752

Provision for Income Taxes                                                                            157              701
                                                                                              ----------------   ----------------

          NET INCOME                                                                                 $283           $1,051
                                                                                              ================   ================


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

                                  SUREWAY AIR TRAFFIC CORPORATION AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                                                 For the Nine
                                                                                                 Months Ended
                                                                                                September 30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS USED IN OPERATING ACTIVITIES:                                                       $(357)
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                 (650)
                                                                                              -------------------
          Net cash used in investing activities                                                     (650)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                         100
  Proceeds from long-term debt                                                                     1,515
  Repayments of long-term debt                                                                      (893)
                                                                                              -------------------
          Net cash provided by financing activities                                                  722
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                 (285)
CASH AND CASH EQUIVALENTS, beginning of period                                                       285
                                                                                              -------------------
CASH AND CASH EQUIVALENTS, end of period                                                              $0
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

                 SUREWAY AIR TRAFFIC CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1995, are not necessarily indicative of the results for a full year.

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

                         SECURITIES COURIER CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Nine
                                                                                                Months Ended      Months Ended
                                                                                                September 30,    September 30,
                                                                                                    1995              1995


REVENUES                                                                                           $4,161          $12,802

Cost of Revenues                                                                                    3,233           11,089
                                                                                              ----------------   ----------------

          GROSS PROFIT                                                                                928            1,713

Selling, General, & Administrative Expenses                                                           800            1,416
                                                                                              ----------------   ----------------

          OPERATING INCOME                                                                            128              297

OTHER (INCOME) EXPENSE:
  Other income, net                                                                                   (28)             (93)
  Interest expense                                                                                     51              139
                                                                                              ----------------   ----------------


          INCOME BEFORE INCOME TAXES                                                                  105              251

Pro Forma Provision for Income Taxes (Note 2)                                                          43              101
                                                                                              ----------------   ----------------

          NET INCOME                                                                                  $62             $150
                                                                                              ================   ================

                  See accompanying notes to condensed financial
                                  statements.

                         SECURITIES COURIER CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Nine
                                                                                                 Months Ended
                                                                                                September 30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $855
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on stockholder loan receivable                                                            (15)
  Additions to equipment and leasehold improvements                                                 (130)
                                                                                              -------------------
          Net cash used in investing activities                                                     (145)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under capital lease obligations and long-term debt                                       (676)
  Proceeds from long-term debt                                                                       116
                                                                                              -------------------
          Net cash used in financing activities                                                     (560)
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                  150
CASH AND CASH EQUIVALENTS, beginning of period                                                        15
                                                                                              -------------------
CASH AND CASH EQUIVALENTS, end of period                                                            $165
                                                                                              ===================

                  See accompanying notes to condensed financial
                                  statements.

                         SECURITIES COURIER CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1995, are not necessarily indicative of the results for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

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

                NATIONAL COURIER, INC. AND NATIONAL EXPRESS, INC.
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Nine
                                                                                                Months Ended      Months Ended
                                                                                                September 30,    September 30,
                                                                                                    1995              1995
                                                                                              ----------------   ----------------

REVENUES                                                                                           $4,291          $11,996

Cost of revenues                                                                                    2,285            7,360
                                                                                              ----------------   ----------------

          GROSS PROFIT                                                                              2,006            4,636

Selling, General, & Administrative Expenses                                                         1,884            4,496
                                                                                              ----------------   ----------------

          OPERATING INCOME                                                                            122              140

OTHER (INCOME) EXPENSE:
  Other  expense, net                                                                                  84               92
  Interest expense                                                                                     26               67
                                                                                              ----------------   ----------------


          INCOME (LOSS) BEFORE INCOME TAXES                                                            12              (19)

Pro Forma Benefit from Income Taxes (Note 2)                                                          (27)             (21)
                                                                                              ----------------   ----------------

          NET INCOME                                                                                  $39               $2
                                                                                              ================   ================

             See accompanying notes to condensed combined financial
                                  statements.

                NATIONAL COURIER, INC. AND NATIONAL EXPRESS, INC.
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Nine
                                                                                                 Months Ended
                                                                                                September 30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS USED IN OPERATING ACTIVITIES:                                                        $(75)
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                 (133)
                                                                                              -------------------
          Net cash used in investing activities                                                     (133)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                         123
                                                                                              -------------------
          Net cash provided by financing activities                                                  123
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                  (85)
CASH AND CASH EQUIVALENTS, beginning of period                                                        85
                                                                                              -------------------
CASH AND CASH EQUIVALENTS, end of period                                                              $0
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

                NATIONAL COURIER, INC. AND NATIONAL EXPRESS, INC.

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1995, are not necessarily indicative of the results for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

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

                 SILVER STAR EXPRESS, INC. AND RELATED COMPANIES
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Nine
                                                                                                Months Ended      Months Ended
                                                                                                September 30,    September 30,
                                                                                                    1995              1995
                                                                                              ----------------   ----------------

REVENUES                                                                                           $3,417          $10,143

Cost of Revenues                                                                                    2,557            7,676
                                                                                              ----------------   ----------------

          GROSS PROFIT                                                                                860            2,467

Selling, General, & Administrative Expenses                                                           678            2,057
                                                                                              ----------------   ----------------

          OPERATING INCOME                                                                            182              410

OTHER (INCOME) EXPENSE:
  Other income, net                                                                                   (29)             (92)
  Interest expense                                                                                     14               42
                                                                                              ----------------   ----------------


          INCOME BEFORE INCOME TAXES                                                                  197              460

Pro Forma Provision for Income Taxes (Note 2)                                                          76              184
                                                                                              ----------------   ----------------

          NET INCOME                                                                                 $121             $276
                                                                                              ================   ================

             See accompanying notes to condensed combined financial
                                  statements.

                 SILVER STAR EXPRESS, INC. AND RELATED COMPANIES
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Nine
                                                                                                 Months Ended
                                                                                                September 30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $748
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments on stockholder receivable                                                                  35
  Payments on notes receivable                                                                        44
  Additions to equipment and leasehold improvements                                                  (84)
                                                                                              -------------------
          Net cash used in investing activities                                                       (5)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                                      (170)
  Distributions to stockholders                                                                   (1,499)
                                                                                              -------------------
          Net cash used in financing activities                                                   (1,669)
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                 (926)
CASH AND CASH EQUIVALENTS, beginning of period                                                     1,329
                                                                                              -------------------
CASH AND CASH EQUIVALENTS, end of period                                                            $403
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

                 SILVER STAR EXPRESS, INC. AND RELATED COMPANIES

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1995, are not necessarily indicative of the results for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

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

               CLICK MESSENGER SERVICE, INC. AND RELATED COMPANIES
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Nine
                                                                                                Months Ended      Months Ended
                                                                                                September 30,    September 30,
                                                                                                    1995              1995
                                                                                              ----------------   ----------------

REVENUES                                                                                           $3,357           $9,267

Cost of Revenues                                                                                    2,617            6,796
                                                                                              ----------------   ----------------

          GROSS PROFIT                                                                                740            2,471

Selling, General, & Administrative Expenses                                                           465            1,890
                                                                                              ----------------   ----------------

          OPERATING INCOME                                                                            275              581

OTHER (INCOME) EXPENSE:
  Other expense, net                                                                                   37               37
  Interest expense                                                                                     17               41
                                                                                              ----------------   ----------------


          INCOME BEFORE INCOME TAXES                                                                  221              503

Pro Forma Provision for Income Taxes (Note 2)                                                          90              203
                                                                                              ----------------   ----------------

          NET INCOME                                                                                 $131             $300
                                                                                              ================   ================

             See accompanying notes to condensed combined financial
                                  statements.

               CLICK MESSENGER SERVICE, INC. AND RELATED COMPANIES
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Nine
                                                                                                 Months Ended
                                                                                                September 30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $257
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                  (43)
                                                                                              -------------------
          Net cash used in investing activities                                                      (43)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                                        58
  Payments under capital lease obligations                                                           (85)
  Distributions to stockholders                                                                      (28)
                                                                                              -------------------
          Net cash used in financing activities                                                      (55)
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                  159
CASH AND CASH EQUIVALENTS, beginning of period                                                        50
                                                                                              -------------------
CASH AND CASH EQUIVALENTS, end of period                                                            $209
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

               CLICK MESSENGER SERVICE, INC. AND RELATED COMPANIES

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1995, are not necessarily indicative of the results for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

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

        CROWN COURIER SYSTEMS, INC. & BESTWAY DISTRIBUTION SYSTEMS, INC.
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Nine
                                                                                                Months Ended      Months Ended
                                                                                                September 30,    September 30,
                                                                                                    1995              1995
                                                                                              ----------------   ----------------

REVENUES                                                                                           $2,746           $8,206

Cost of Revenues                                                                                    1,801            5,305
                                                                                              ----------------   ----------------

          GROSS PROFIT                                                                                945            2,901

Selling, General, & Administrative Expenses                                                           959            2,756
                                                                                              ----------------   ----------------

          OPERATING INCOME (LOSS)                                                                     (14)             145

OTHER (INCOME) EXPENSE:
  Other income, net                                                                                   (36)            (112)
  Interest expense                                                                                     10               12
                                                                                              ----------------   ----------------


          INCOME BEFORE INCOME TAXES                                                                   12              245

Pro Forma Provision for Income Taxes (Note 2)                                                           3               98
                                                                                              ----------------   ----------------

          NET INCOME                                                                                   $9             $147
                                                                                              ================   ================


             See accompanying notes to condensed combined financial
                                  statements.

        CROWN COURIER SYSTEMS, INC. & BESTWAY DISTRIBUTION SYSTEMS, INC.
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Nine
                                                                                                 Months Ended
                                                                                                September 30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $111
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                 (148)
                                                                                              -------------------
          Net cash used in investing activities                                                     (148)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Long-term Debt                                                                        33
  Distributions to stockholders                                                                     (320)
  Payments on Long-term Debt                                                                         (67)
                                                                                              -------------------
          Net cash used in financing activities                                                     (354)
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                 (391)
CASH AND CASH EQUIVALENTS, beginning of period                                                       525
                                                                                              -------------------
CASH AND CASH EQUIVALENTS, end of period                                                            $134
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

        CROWN COURIER SYSTEMS, INC. & BESTWAY DISTRIBUTION SYSTEMS, INC.

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1995, are not necessarily indicative of the results for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

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

                   COURT COURIER SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Nine
                                                                                                Months Ended      Months Ended
                                                                                                September 30,    September 30,
                                                                                                    1995              1995
                                                                                              ----------------   ----------------

REVENUES                                                                                           $2,571           $7,395

Cost of Revenues                                                                                    2,174            5,978
                                                                                              ----------------   ----------------

          GROSS PROFIT                                                                                397            1,417

Selling, General, & Administrative Expenses                                                           369            1,274
                                                                                              ----------------   ----------------

          OPERATING INCOME                                                                             28              143

OTHER (INCOME) EXPENSE:
  Other  expense, net                                                                                   0               25
  Interest expense                                                                                     56              174
                                                                                              ----------------   ----------------


          LOSS BEFORE INCOME TAXES                                                                    (28)             (56)

Provision for Income Taxes                                                                              0                1
                                                                                              ----------------   ----------------

          NET LOSS                                                                                   $(28)            $(57)
                                                                                              ================   ================


           See accompanying notes to condensed consolidated financial statements.

                   COURT COURIER SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Nine
                                                                                                 Months Ended
                                                                                                September 30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS USED IN OPERATING ACTIVITIES:                                                        $(96)
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                                             (82)
                                                                                              -------------------
          Net cash used in investing activities                                                      (82)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                                       221
  Payments on long-term debt and capital lease obligations                                           (46)
                                                                                              -------------------
          Net cash provided by financing activities                                                  175
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                   (3)
CASH AND CASH EQUIVALENTS, beginning of period                                                        23
                                                                                              -------------------
CASH AND CASH EQUIVALENTS, end of period                                                             $20
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

                   COURT COURIER SYSTEMS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1995, are not necessarily indicative of the results for a full year.

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

          ORBIT/LIGHTSPEED COURIER SYSTEMS, INC. AND RELATED COMPANIES
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Nine
                                                                                                Months Ended      Months Ended
                                                                                                September 30,    September 30,
                                                                                                    1995              1995
                                                                                              ----------------   ----------------

REVENUES                                                                                           $2,056           $6,442

Cost of Revenues                                                                                    1,482            4,615
                                                                                              ----------------   ----------------

          GROSS PROFIT                                                                                574            1,827

Selling, General, & Administrative Expenses                                                           514            1,450
                                                                                              ----------------   ----------------

          OPERATING INCOME                                                                             60              377

OTHER (INCOME) EXPENSE:
  Other income, net                                                                                    (5)              (5)
  Interest expense                                                                                      3               11
                                                                                              ----------------   ----------------


          INCOME BEFORE INCOME TAXES                                                                   62              371

Pro Forma Provision for Income Taxes (Note 2)                                                          24              148
                                                                                              ----------------   ----------------

          NET INCOME                                                                                  $38             $223
                                                                                              ================   ================

             See accompanying notes to condensed combined financial
                                  statements.

          ORBIT/LIGHTSPEED COURIER SYSTEMS, INC. AND RELATED COMPANIES
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Nine
                                                                                                 Months Ended
                                                                                                September 30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $411
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                                  (59)
                                                                                              -------------------
          Net cash used in investing activities                                                      (59)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                          78
  Proceeds from long-term debt                                                                       120
  Distributions to stockholders                                                                     (310)
  Repayments of long-term debt                                                                       (95)
                                                                                              -------------------
          Net cash used in financing activities                                                     (207)
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                  145
CASH AND CASH EQUIVALENTS, beginning of period                                                        71
                                                                                              -------------------
CASH AND CASH EQUIVALENTS, end of period                                                            $216
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

          ORBIT/LIGHTSPEED COURIER SYSTEMS, INC. AND RELATED COMPANIES

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1995, are not necessarily indicative of the results for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

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

                   DISTRIBUTION SOLUTIONS INTERNATIONAL, INC.
                         CONDENSED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Nine
                                                                                                Months Ended      Months Ended
                                                                                                September 30,    September 30,
                                                                                                    1995              1995
                                                                                              ----------------   ----------------

REVENUES                                                                                           $1,832           $6,216

Cost of Revenues                                                                                    1,461            5,252
                                                                                              ----------------   ----------------

          GROSS PROFIT                                                                                371              964

Selling, General, & Administrative Expenses                                                           303              930
                                                                                              ----------------   ----------------

          OPERATING INCOME                                                                             68               34

OTHER (INCOME) EXPENSE:
  Other expense, net                                                                                    0                7
  Interest expense                                                                                      9               17
                                                                                              ----------------   ----------------


          INCOME BEFORE INCOME TAXES                                                                   59               10

Pro Forma Provision for Income Taxes (Note 2)                                                           4                4
                                                                                              ----------------   ----------------

          NET INCOME                                                                                  $55               $6
                                                                                              ================   ================

                  See accompanying notes to condensed financial
                                  statements.

                   DISTRIBUTION SOLUTIONS INTERNATIONAL, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Nine
                                                                                                 Months Ended
                                                                                                September 30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                    $388
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                                             (97)
  Increase in stockholder receivable                                                                 (86)
                                                                                              -------------------
          Net cash used in investing activities                                                     (183)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                        (178)
  Proceeds from long-term debt                                                                        33
  Repayments of long-term debt                                                                       (54)
                                                                                              -------------------
          Net cash used in financing activities                                                     (199)
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                    6
CASH AND CASH EQUIVALENTS, beginning of period                                                         2
                                                                                              -------------------
CASH AND CASH EQUIVALENTS, end of period                                                              $8
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

                   DISTRIBUTION SOLUTIONS INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1995, are not necessarily indicative of the results for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

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

                OLYMPIC COURIER SYSTEMS, INC. AND RELATED COMPANY
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Nine
                                                                                                Months Ended      Months Ended
                                                                                                September 30,    September 30,
                                                                                                    1995              1995
                                                                                              ----------------   ----------------

REVENUES                                                                                           $1,322           $4,219

Cost of Revenues                                                                                      721            2,294
                                                                                              ----------------   ----------------

          GROSS PROFIT                                                                                601            1,925

Selling, General, & Administrative Expenses                                                           628            1,905
                                                                                              ----------------   ----------------

          OPERATING INCOME (LOSS)                                                                     (27)              20

OTHER (INCOME) EXPENSE:
  Other income, net                                                                                    (1)              (1)
  Interest expense                                                                                      6               20
                                                                                              ----------------   ----------------


          INCOME BEFORE INCOME TAXES                                                                  (32)               1

Pro Forma Provision for (Benefit from) Income Taxes (Note 2)                                          (14)               0
                                                                                              ----------------   ----------------

          NET INCOME (LOSS)                                                                          $(18)              $1
                                                                                              ================   ================

             See accompanying notes to condensed combined financial
                                  statements.

                OLYMPIC COURIER SYSTEMS, INC. AND RELATED COMPANY
                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Nine
                                                                                                 Months Ended
                                                                                                September 30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:                                                     $29
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                                                  (7)
                                                                                              -------------------
          Net cash used in investing activities                                                       (7)
                                                                                              -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under capital lease obligations                                                           (13)
                                                                                              -------------------
          Net cash used in financing activities                                                      (13)
                                                                                              -------------------
          Net increase in cash and cash equivalents                                                    9
CASH AND CASH EQUIVALENTS, beginning of period                                                         0
                                                                                              -------------------
CASH AND CASH EQUIVALENTS, end of period                                                              $9
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

                OLYMPIC COURIER SYSTEMS, INC. AND RELATED COMPANY

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1995, are not necessarily indicative of the results for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

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

                         AMERICAN COURIER EXPRESS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                                For the Three     For the Nine
                                                                                                Months Ended      Months Ended
                                                                                                September 30,    September 30,
                                                                                                    1995              1995
                                                                                              ----------------   ----------------

REVENUES                                                                                           $1,159           $3,149

Cost of Revenues                                                                                      744            2,399
                                                                                              ----------------   ----------------

          GROSS PROFIT                                                                                415              750

Selling, General, & Administrative Expenses                                                           244              598
                                                                                              ----------------   ----------------

          OPERATING INCOME                                                                            171              152

OTHER (INCOME) EXPENSE:
  Other (income) expense, net                                                                         (24)               3
  Interest expense                                                                                      4                9
                                                                                              ----------------   ----------------


          INCOME BEFORE INCOME TAXES                                                                  191              140

Pro Forma Provision for Income Taxes (Note 2)                                                          77               56
                                                                                              ----------------   ----------------

          NET INCOME                                                                                 $114              $84
                                                                                              ================   ================

                  See accompanying notes to condensed financial
                                  statements.

                         AMERICAN COURIER EXPRESS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 For the Nine
                                                                                                 Months Ended
                                                                                                September 30,
                                                                                                     1995
                                                                                              -------------------
                                                                                                   (Note 1)

NET CASH FLOWS USED IN OPERATING ACTIVITIES:                                                        $(62)
                                                                                              -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                                                 (17)
                                                                                              -------------------
           Net cash used in investing activities                                                     (17)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                         100
  Repayments of long-term debt and capital lease obligations                                         (25)
                                                                                              -------------------
          Net cash provided by financing activities                                                   75
                                                                                              -------------------
          Net decrease in cash and cash equivalents                                                   (4)
CASH AND CASH EQUIVALENTS, beginning of period                                                        14
                                                                                              -------------------
CASH AND CASH EQUIVALENTS, end of period                                                             $10
                                                                                              ===================

                  See accompanying notes to condensed financial
                                  statements.

                         AMERICAN COURIER EXPRESS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   BASIS OF PRESENTATION:
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1995, are not necessarily indicative of the results for a full year.

         In September 1995, the Company and its stockholders entered into a definitive agreement with Consolidated Delivery & Logistics, Inc. ("CDL") pursuant to which the Company merged with CDL. All outstanding shares of the Company were exchanged for cash and shares of CDL's common stock concurrent with the consummation of the initial public offering of the common stock of CDL.

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

      Item 2 - Management's Discussion and Analysis of Financial Condition

Overview

         The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related notes thereto appearing elsewhere in this Quarterly Report. Simultaneously with the closing of the Company's initial public offering in November 1995 (the "Offering"), separate wholly-owned subsidiaries of the Company merged with each of the eleven Founding Companies (the "Mergers"). Prior to the Mergers, each of the Founding Companies operated as a separate independent entity. The Company selected October 1, 1995, as the effective date of the Merger. For the three- and nine-month periods ended September 30, 1995, the combined financial statements include the accounts of the Founding Companies as if the Founding Companies had always been members of the same operating group without giving effect to the Mergers or the Offering. As a result, combined results may not be comparable to or indicative of future performance (see below).

         During the nine months ended September 30, 1996, the Company acquired four businesses, accounted for as purchase transactions. The total consideration to be paid for the businesses is contingent on future activity and is estimated to be $2,700,000, approximately 75,000 shares of Common Stock valued between $5.50 and $8 per share, and the assumption of approximately $185,000 of debt due to former owners and their relatives. The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 25 years.

Non-comparability - 1996 vs. 1995

         Because the eleven Founding Companies operated as separate independent entities prior to the Mergers, comparisons between the consolidated results of the Company for the three and nine months ended September 30, 1996, and the historical results of the eleven Founding Companies for the three and nine months ended September 30, 1995, are difficult to make for numerous reasons, including the following:

1. In 1996, the Founding Companies were all subsumed within the common management of the Company. This resulted among other things in a) each Founding Company being subjected to an administrative charge, b) reallocation of costs, such as, for instance, common insurance being acquired for the Company and its subsidiaries as a whole, and c)the Founding Companies being relieved of the necessity of performing various administrative functions for themselves.

2. In 1996, the Company as a new entity began the process of merging and rationalizing operations of the previously unrelated Founding Companies. For example, a) Olympic, Orbit/Lightspeed and the Manhattan Division of Click were combined into one Manhattan Division of the Company, b) the balance of Click and Court and American were consolidated into the Northeast Division of the Company, and c) work was rationalized and reallocated among the former Founding Companies, such as, for example, having SureWay take on some of the air courier services formerly performed by National.

3. The Company had approximately $3,200,000 in expenses in the first nine months of 1996 ($1,100,000 for the third quarter of 1996) related to corporate overhead and the costs of operating as a public company, which would not have been necessary or incurred for the eleven separate companies in 1995.

4. Most of the Founding Companies were operated as Subchapter S corporations prior to the effective date of the Mergers.

         The financial information presented in this report includes a) the actual financial results of the Company for the three and nine months ended September 30, 1995, before it had any material assets or operations, b) the actual financial results of the Company for the three and nine months ended September 30, 1996, c) the actual historical results for each of the Founding
Companies for the three and nine months ended September 30, 1995, and d) combined historical results of the unrelated Founding Companies for the three and nine months ended September 30, 1995. For all the reasons set forth above and others, combined results are not indicative of results that would have been achieved if the Founding Companies had actually been combined during those periods, and may not be comparable to or indicative of future performance. Nonetheless, the following section discusses consolidated 1996 results compared to combined historical 1995 results to indicate general trends affecting operations, as well as trends within the material Founding Companies. The following section should be read with the foregoing caveats as to non-comparability in mind.

   Actual Consolidated Nine Months Ended September 30, 1996, Compared to Pro
         Forma Combined Historical Nine Months Ended September 30, 1995

Revenues for the first nine months of 1996 increased $15.4 million, or 13.8%, to $126.8 million from $111.4 million for the first nine months of 1995, primarily as a result of increased air and ground delivery revenues. Revenues at National increased $0.2 million from $12.0 million for the nine months ended September 30, 1995, to $12.2 million for the nine months ended September 30, 1996. Revenues at Securities Courier decreased from $12.8 million to $12.7 million, while SureWay increased its revenues by $10.1 million, from $31.6 million for the first nine months of 1995 to $41.7 million for the same period in 1996. Revenues increased by $4.8 million in the Company's newly consolidated Northeast Region to $24.6 million for the nine months ended September 30, 1996, from the combined  total  of  $19.8  million  for the same  period  in 1995 for  American
Courier, Click Messenger, and Court Courier. The increase at SureWay resulted from growth in its air courier and fulfillment logistics businesses, as well as revenues contributed from the purchase acquisitions made in the second quarter of 1996. For the first nine months of 1996, ground delivery revenues increased approximately $7.1 million (10.5%), air delivery revenues increased approximately $6.4 million (20.1%), and logistics revenues increased approximately $1.9 million (15.8%) over the similar period in 1995. Ground delivery revenues increased primarily due to additional business from existing customers, as well as from the addition of customers in the consumer products and pharmaceutical industries, primarily in the Northeast Region. The increase in air delivery revenues during the first nine months of 1996 was largely attributable to new customers in the computer hardware and software industries and increased demand from existing customers. The overall increase in logistics revenues was primarily attributable to increased demand from existing customers and the success of project bids on new customer contracts in fulfillment and distribution logistics services, offset by the non-renewal of contracts from existing customers in contract logistics services.

Gross profit for the first nine months of 1996 increased $4.9 million, or 14.5%, to $38.8 million, from $33.9 million for the first nine months of 1995, primarily as a result of the previously discussed increase in air and ground delivery revenues. Gross profit at Securities Courier increased by $0.7 million and at SureWay by $4.6 million for the first nine months of 1996 over the same period in 1995. The increase at SureWay was due primarily to the revenue increase discussed above. The increase at Securities Courier was due to a reduction in insurance and payroll costs, a result of the increased purchasing power of the Company. These increases were partially offset by lower margins in the Company's logistics business as a result of the non-renewal of contracts discussed previously. The Company's gross profit margin as a percentage of revenues increased to 30.6% in the first nine months of 1996 from 30.4% for the same period in 1995.

Selling, general, and administrative expenses for the first nine months of 1996 increased $6.9 million, or 23.2%, to $36.7 million from $29.8 million for the same period in 1995. As a percentage of revenues, selling, general, and administrative expenses increased to 29.0% in 1996 from 26.7% in 1995. Approximately $3.2 million of the increase was due to corporate overhead expenses, including salaries and benefits for members of senior management and administrative staff, professional fees, travel and office expenses, and other costs associated with the establishment and maintenance of the Company's corporate and administrative infrastructure as a public company. In addition, a portion of the increase was attributable to costs necessary to consolidate and combine certain of the Company's facilities and operations.

For the reasons described above, operating income for the first nine months of 1996 decreased $2.0 million, or 48.8%, to $2.1 million from $4.1 million for the same period in 1995. Operating margin as a percentage of revenues decreased in 1996 to 1.6% from 3.7% for 1995.

The provision for income taxes for the first nine months of 1996 decreased $0.8 million, or 53.3%, to $0.7 million from $1.5 million for the first nine months of 1995 due to the lower taxable income.

Net income decreased to $1.0 million, or 54.5%, for the nine months ended September 30, 1996, from $2.2 million for the nine months ended September 30, 1996, for the reasons discussed above.

     Actual Consolidated Three Months Ended September 30, 1996, Compared to
      Pro Forma Combined Historical Three Months Ended September 30, 1995

Revenues for the third quarter of 1996 increased $7.4 million, or 19.6%, to $45.1 million from $37.7 million for the third quarter of 1995 primarily as a result of increased air and ground delivery revenues. Revenues at SureWay increased $4.2 million to $14.9 million for the third quarter of 1996. Revenues in the Company's consolidated Northeast Region (formerly American Courier, Click Messenger, and Court Courier) increased $2.0 million to $9.1 million from the $7.1 million combined total revenues for the same period in 1995. The Company's Manhattan Region posted a $0.8 million increase in revenues to $4.2 million from the combined $3.4 million in the third quarter of 1995 of Orbit/Lightspeed Courier, Olympic Courier, and the Manhattan Division of Click Messenger. For the third quarter of 1996, ground delivery revenues increased $3.5 million (15.5%), air delivery revenues increased $2.7 million (25.2%), and logistics revenues increased $1.2 million (28.9%) over the third quarter of 1995. The increase in ground and air revenues from the third quarter of 1995 was largely attributable to the addition of customers in the computer hardware, computer software, and pharmaceutical industries, increased demand from existing customers, and from the purchase acquisitions made in the second quarter of 1996. The increase in logistics revenues resulted primarily from new customers in the computer parts supplies and office products industries gained by the distribution and fulfillment logistics services..

Gross profit for the third quarter of 1996 increased $2.1 million, or 18.1%, to $13.7 million from $11.6 million for the third quarter of 1995, primarily as a result of the increase in ground and air delivery revenues discussed above.

Selling, general, and administrative expenses for the third quarter of 1996 increased $2.6 million, or 25.7%, to $12.7 million from $10.1 million for the third quarter of 1995. As a percentage of revenues, selling, general, and administrative expenses increased to 28.2% for the third quarter of 1996 from 26.9% for the same period in 1995. Approximately $1.1 million of the increase resulted from corporate overhead expenses, including salaries and benefits for members of senior management and administrative staff, professional fees, travel and office expenses, and other costs related to the establishment and maintenance of the Company's corporate and administrative infrastructure as a public company, which was not the case in 1995. In addition, a portion of the increase in selling, general, and administrative expenses was attributable to costs necessary to consolidate and combine certain of the Company's facilities and operations.

The provision for income taxes for the third quarter of 1996 decreased $108,000, to $325,000, from $433,000 for the same quarter in 1995 due to lower taxable income, offset by the use of a higher effective tax rate in 1996.

For the reasons discussed above, net income declined $348,000, from $797,000 for the three months ended September 30, 1995, to $449,000 for the three months ended September 30, 1996.

Liquidity and Capital Resources

         Working  capital at September  30,  1996,  amounted to  $6,991,000,  as compared to $7,542,000 at December 31, 1995. The decrease is primarily attributable to seasonal changes in current assets and liabilities and the financing of purchase acquisitions made in 1996. During the nine months ended September 30, 1996, net cash used by operating activities was $2.5 million. Cash used in investing activities was $2.8 million, which primarily consisted of funds used for the acquisitions of four companies during the second and third quarters of 1996 and equipment purchases of approximately $1.2 million. Cash provided by financing activities was $1.2 million, which consisted primarily of an increase in borrowing under the Company's line of credit, offset by repayments of outstanding debt.
         In May 1996, the Company entered into a two-year agreement with Summit Bank and Mellon Bank N.A. to establish a revolving credit facility. Credit availability is based on certain criteria, up to an initial maximum amount of $15,000,000, which may under certain conditions be increased to $25,000,000, and is secured by certain assets, including accounts receivable and stock of the Company and its subsidiaries. Availability at September 30, 1996, was approximately $11,000,000, of which approximately $4,500,000 was available for future borrowings. Interest rates on borrowings are based on margins over the banks' lending rates or the London Inter-bank Offered Rate. The credit agreement has certain restrictive covenants, with which the Company was in compliance at September 30, 1996.

         Management believes that cash flows from operations, together with its current sources of liquidity and borrowing capacity, are sufficient to support the Company's operations and general business and capital liquidity requirements. The Company will continue to seek opportunities to make appropriate acquisitions under an opportunistic acquisition program. The Company intends to use its Common Stock for all or a portion of the consideration to be paid in future acquisitions. However, the recent decline in the market value of the Company's Common Stock has reduced the attractiveness of the Common Stock as an acquisition medium. As a result, the Company will be required to utilize more of its cash resources in order to effect its acquisition program.

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

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings.

          The Company and its subsidiaries are from time to time, parties to litigation arising in the normal course of their business, most of which involves claims for personal injury and property damage incurred in connection with their operations. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company and its subsidiaries. Assumption Holdings Corp., Inc. vs. Securities Courier Corp. was settled in September 1996 for $75,000. Mr. Brana, the president of Securities Courier Corp., paid the final $50,000 of the settlement out of his personal funds.

Item 2 - Changes in Securities.  Not applicable.

Item 3 - Defaults Upon Senior Securities.  Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5 - Other Information.  Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits -- none.

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



         Dated:   November 14, 1996      CONSOLIDATED DELIVERY & LOGISTICS, INC.




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



         Dated:   November 14, 1996      CONSOLIDATED DELIVERY & LOGISTICS, INC.




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