Form 10-Q/A
period 1996-06-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1996-12-12
CIK 1000779

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A


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



         Dated:   December 24, 1996     CONSOLIDATED DELIVERY & LOGISTICS, INC.




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



         Dated:   December 11, 1996     CONSOLIDATED DELIVERY & LOGISTICS, INC.




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