Form 10-K
period 1996-12-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1997-04-15
CIK 1000779

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-K
                               -------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996        Commission File No.:  0-26954

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                     22-3350958
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

                                      Common Stock, par value $.001 per share

     Indicate by check mark whether: the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $11,502,706 as of March 14, 1997.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
                                           Outstanding as of March 14, 1997
         Common Stock, $.001 par value                  6,795,790

     Documents Incorporated by Reference: The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 1996.


================================================================================

                                     PART I


Item 1.  Business

         Consolidated Delivery & Logistics, Inc. (the "Company") was founded in June 1994 to create a national, full service, same-day ground and air delivery and logistics company. In November 1995, the Company consummated the merger (the "Mergers") of eleven established businesses providing same-day ground and air delivery and logistics services (collectively, the "Founding Companies") concurrently with the closing of the Company's initial public offering (the "Offering"). During 1996, the Company has acquired certain assets from and assumed certain liabilities of four Companies and agreed to provide continuing service to the customers of another Company with estimated annual revenues aggregating approximately $15.6 million. The Company provides an extensive network of same-day ground and air delivery and logistics services to a wide range of commercial, industrial and retail customers. The Company's ground delivery operations currently are concentrated on the East Coast, with a strategic presence in the Midwest and on the West Coast. The Company's logistics services are provided on a national basis and its air delivery services are provided throughout the United States and to major cities around the world.

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

         The Company believes that it can enhance revenues and profitability by systematically integrating the operations of the businesses acquired by the Company. The Company expects to realize internal growth opportunities by offering customers a single source for their same-day ground and air delivery and logistics needs and by internalizing services currently being purchased from other delivery companies. The Company intends to achieve increased operating efficiencies by rationalizing and consolidating operations to increase the density of its delivery routes and to improve the productivity of existing personnel, equipment and facilities. While the Company has previously pursued an aggressive acquisition strategy, the Company has recently curtailed its acquisition activities to focus on internal growth. In this regard, the Company recently announced that it plans to implement more effective financial and managerial information systems to facilitate the improvement of the Company's business. Also, in order to more effectively deploy the Company's resources, the Company sold Distributions Solutions, Inc., a Founding Company ("DSI") in January 1997, to DSI's founder and president.

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

         The Company  believes  that the  same-day  ground and air  delivery and logistics industry, which is currently serviced by a fragmented system of approximately 10,000 companies, is undergoing substantial growth and consolidation. The Company estimates that revenues generated by the same-day delivery and logistics industry were in excess of $15 billion in 1996. The Company believes that several factors, including the following, are driving the growth and resulting consolidation of the industry:

         Outsourcing. Commercial and industrial companies, major consumers of same-day delivery and logistics services, have continued to follow the trend toward controlling their own costs by outsourcing delivery and logistics requirements. Companies that can offer comprehensive, customized delivery and logistics services at attractive prices will be able to capitalize on this trend.

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

Strategy

         The Company's objective is to become "The Total Package in Delivery"(TM) by developing the product strength and service quality in the ground and air divisions of the Company on the local, regional, national, and international level so that the Company becomes a viable and reliable "first choice" for those companies that need a transportation and logistics solution within critical time frames. The Company intends to achieve its objectives by pursuing the followings strategies.

         Realize Internal Growth Opportunities. The Company intends to offer its customer base an expanded range of services and geographic coverage. In addition, the Company intends to internalize business opportunities created by its acquisitions by redirecting services previously purchased from other delivery companies. The Company also expects to gain additional business by offering new and existing customers single source solutions for ground and air delivery and logistics needs on a national and multi-regional basis.

         Improve Operating Efficiencies. The Company continues to work toward improving operating efficiencies by reducing costs and heightening productivity by rationalizing and consolidating operations to increase the density of its delivery routes and to improve the productivity of personnel, equipment and facilities. The Company's size and purchasing power have enabled it to achieve significant economies in areas such as insurance coverage and vehicle costs. The Company expects that it will achieve further efficiencies through the continuing consolidation of its operations.

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

         Scheduled and Routed. The Company's scheduled or routed delivery services are provided on a recurring and often daily basis. These services typically consist of picking up or receiving large shipments of products, which the Company sorts, routes and delivers. These shipments are generally delivered in accordance with a customer's demanding schedule calling for deliveries to be made within an agreed upon time window. These services include deliveries from pharmaceutical suppliers to pharmacies, from manufacturers to retailers, the interbranch distribution of checks, payroll data and other documents, and the delivery of time-sensitive materials for banks, financial institutions, insurance companies and photo-finishing laboratories. In addition, the Company provides these services to large retailers seeking low-cost home-delivery capabilities, including large cosmetic companies, door-to-door retailers, catalog marketers, home health care distributors and other direct sales companies.

Air Services

         The Company provides next-flight-out (rush) and scheduled air courier and air freight services to its customers, both domestically and internationally. The services provided include arranging for (i) the transportation of a shipment from the customer's location to the airport, (ii) air transportation and (iii) the delivery of the shipment to the destination. In order to meet the needs of its customers, the Company has established relationships with many major airlines and large air freight companies from which the Company purchases cargo space on an as-needed basis.

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

         Fulfillment. The Company provides fulfillment services to manufacturers and various promotion companies which includes receiving orders directly from the client's customers, shipping those orders with the client's product or promotion material, and providing detailed shipping information back to the clients. In addition, the Company can assemble the components of a promotion, add mailing and other information provided by the client, sort and mail out a completed promotion, and provide the client with detailed distribution information.

Operations

Ground Delivery

         The Company's delivery operations are currently managed on a local basis. Most locations have operations centers staffed by dispatchers, as well as order entry and other operations personnel. The Company's ground delivery services are provided on a rush or on-demand basis or pursuant to established scheduled and routing arrangements. Coordination and deployment of delivery personnel is accomplished either through communications systems linked to the Company's computers, through pagers or by radio. A dispatcher coordinates shipments for delivery within a specific time frame. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination and the time allotted for the delivery. In the case of scheduled and routed deliveries, routes are designed to minimize the unit costs of the deliveries and to enhance route density. Because the specific products of the Company vary in terms of the type of air and ground services and the geographic and time sensitive nature of the services provided, no general standard presently exists for the systems used to operate these services. The Company is evaluating new hardware and software systems designed to enhance and centralize the reporting and tracking of shipments through the ground system as well as to simplify the process of designing delivery routes. The Company believes that this investment in technology will likely reduce costs by streamlining the delivery process and reducing back office expenses while enhancing the Company's tracking capabilities.

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

Sales and Marketing

         The Company believes that its customers for same-day ground and air delivery and logistics services are most effectively reached by a direct sales force and, accordingly, the Company does not currently engage in mass media advertising. The Company markets directly to individual customers by designing and offering customized service packages after determining a customer's specific delivery, distribution and logistics requirements. The Company intends to implement a coordinated "major account" strategy by building on established relationships with regional and national customers. The Company also employs certain direct response marketing techniques.

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

     Most of the Company's competitors in the same-day ground and air delivery market are privately held companies that operate in only one location or in a limited service area. However, there is a growing trend toward consolidation in the industry. The Company's primary competitor in the same-day ground delivery business is Corporate Express, Inc. ("Corporate Express") which, during 1996 acquired two of the Company's major competitors, U.S. Delivery Systems, Inc. and United Transnet, Inc.

         In addition to the same-day ground and air delivery services provided by the Company, customers also utilize next-day and second-day air services. The market for next-day and second-day air services is primarily dominated by nationwide network providers, such as FedEx and UPS, which have built large, capital-intensive distribution channels that allow them to process a high volume of materials. In order to effectively operate their networks, these companies typically have fixed deadlines for next-day or second-day delivery services. In contrast, the Company specializes in on-demand, next-flight-out deliveries or services which, by their nature, are not governed by rigid time schedules. If a customer is unable to meet a network provider's established deadline, the Company can pick up the shipment, put it on the next available flight and deliver it, in some cases, before the network provider's scheduled delivery time. The Company's services are available twenty-four hours a day, seven days a week.

         The Company obtains space on scheduled airline flights to provide its same-day air services and accordingly does not have to acquire or maintain an expensive fleet of airplanes. As a result, the Company can provide a more flexible, specialized service to its customers on demand without incurring the high fixed overhead that the larger network providers must incur.

Acquisitions and Divestitures

         In November 1995 the Company acquired the eleven Founding Companies. The aggregate consideration paid by the Company for the Founding Companies was approximately $29.6 million in cash and 2,935,702 shares of Common Stock, par value $.001 per share (the "Common Stock"), for an aggregate value of approximately $67.8 million.

         In addition to the acquisition of the Founding Companies described above, during 1995, the Company acquired certain additional assets (comprised primarily of customer lists and other assets) from other entities to supplement and enhance the assets and expertise of the Founding Companies. The assets acquired in those transactions were not material to the Company.

         The  Company   acquired   certain  assets  from  and  assumed   certain
liabilities of four Companies and agreed to provide continuing service to the customers of another Company during 1996:

                                                                                     Approximate Annual Revenues
                             Name                         Date of Transaction
            International Courier Services, Inc.              May 1996                       $2.7 million
            Celadon Express, Inc.                             June 1996                      $2.8 million
            Interim Personnel, Inc.                           June 1996                      $3.8 million
            HurryWagon, Inc.                                  September 1996                 $3.1 million
            W. I. Services, Inc.                              November 1996                  $3.2 million


         The aggregate purchase price paid by the Company was approximately $3.3 million, consisting of a combination of cash and shares of Common Stock. Each of the transactions has been accounted for as a purchase. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company has been consolidating the operations it acquired by, among other things, combining dispatching, integrating routes where feasible and eliminating redundant facilities. In addition, the Company appointed General Managers for each of its Manhattan, Northeast and Southeast Regions to better coordinate the operations of the various companies and to manage the integration process.

         In January 1997, the Company sold DSI, a Founding Company, to David Mathia, DSI's founder and president in exchange for 137,239 shares of the Company's common stock. In connection with the sale, the Company recorded a gain of approximately $830,000 before the effect of Federal and state income taxes during the first quarter of 1997.

         As a result of a change in strategic focus, the Company has substantially curtailed its acquisition strategy. However, the Company may make additional acquisitions as part of the implementation of its new business plan. The Company's ability to make additional acquisitions is limited under the terms of its Credit Agreement - See Risk Factors, Non-Compliance Under Bank Covenants.

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

Intellectual Property

         An application to register the service mark "Consolidated Delivery & Logistics, Inc. - The Total Package in Delivery" is currently pending in the U.S. Patent and Trademark Office. No assurance can be given that any such registration will be granted or that if granted, such registration will be effective to prevent others from (i) using this or a similar service mark concurrently or (ii) preventing the Company from using the service mark in certain locations. The Company is not aware of any other entity using the name "Consolidated Delivery & Logistics, Inc." or the service mark "The Total Package in Delivery."

Employees and Independent Contractors

         At December 31, 1996, the Company employed approximately 3,000 people, 1,500 of whom were employed as drivers, 600 as messengers, 400 in operations, 300 in clerical and administrative positions, 50 in sales and 150 in management. The Company is not a party to any collective bargaining agreements although the Company is subject to union organizing activity from time to time. See Item 3. Legal Proceedings. The Company has not experienced any work stoppages and believes that its relationship with its employees is good.

         The Company also had contracts with approximately 900 independent contractors as of December 31, 1996. From time to time, federal and state authorities have sought to assert that independent contractors in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent contractors utilized by the Company are not employees under existing interpretations of federal and state laws. However, there can be no assurance that federal and state authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company is required to pay for and administer added benefits to independent contractors, the Company's operating costs would increase. See "Risk Factors - Independent Contractors and Employee Owner/Operators."

Risk Factors

         Prospective investors should consider carefully the following risk factors as well as the other information contained in this Annual Report on Form 10-K.

Limited Combined Operating History

         The Company was founded in June 1994 and conducted no operations prior to consummating the Mergers. The businesses acquired by the Company have all operated as separate independent entities prior to their acquisition by the Company. There can be no assurance that the Company will be able to integrate these businesses in an economic manner or that the recently assembled management group will be able to oversee the combined entity and implement the Company's operating or growth strategies. Failure to properly integrate these businesses and to implement the Company's operating and growth strategy could have a material adverse impact on the Company's operating results. See Item 1. Business.

Non-Compliance Under Bank Covenants

     The Company and certain of its subsidiaries are parties to a Credit Agreement, dated as of May 31, 1996 (the "Credit Agreement"), with Summit Bank and Mellon Bank, N.A. as co-agents for the banks party thereto (collectively, the "Banks") pursuant to which the Banks have provided the Company with a working capital facility (the "Facility"). At December 31, 1996, as a result of losses during 1996, the Company was in violation of certain of the financial covenants contained in the Credit Agreement, including leverage, interest and fixed charge coverage ratios. In April 1997, the Company entered into a Forbearance and Amendment Agreement with the Banks (the "Forbearance Agreement") pursuant to which the Banks waived any default arising out of the Company's failure to comply with the covenants referenced above and agreed not to exercise any remedies under the Credit Agreement in respect thereof until April 1, 1998. Pursuant to the terms of the Forbearance Agreement, amounts available for borrowing under the Facility were reduced to approximately $8.8 million until June 15, 1997 and, thereafter, to the lesser of $8.8 million or an amount determined on a formula basis taking into account the Company's eligible accounts receivable and any pre-tax losses incurred after March 31, 1997. The interest rates borne by borrowings under the Facility were increased on variable rate loans to prime plus 2.5% and may increase to prime plus 3.5% if the Company does not comply with certain provisions in the Forbearance Agreement (fixed rate loans expiring in June 1997 will bear interest at LIBOR plus 4.5%), the types of borrowings available to the Company were reduced and the commitment fees payable to the Banks were increased. In addition, under the Forbearance Agreement, the Company must maintain a consolidated net worth of at least $6.8 million, may not make any acquisitions and is required to establish certain separate cash collection accounts. All amounts outstanding under the Facility will become due and payable on April 1, 1998. The Company is currently seeking to replace the Facility. However, there can be no assurance that the Company will be able to obtain replacement financing or that such replacement financing will be available on terms acceptable to the Company. In the event that the Company is unable to comply with the terms of the Forbearance Agreement, the Banks will have the right, under the Credit Agreement, to exercise certain remedies, including accelerating the repayment of any loans outstanding thereunder. There can be no assurance that the Banks will continue to forbear from exercising their remedies in those circumstances. If the Banks demand repayment of the loans outstanding under the Facility and no replacement financing is available, the Company might be required to significantly curtail its operations. See Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competition

         The markets for the Company's same-day ground and air delivery and logistics services are highly competitive. Price competition is often intense, particularly in the market for basic delivery services where entry barriers are low. Major participants in the next-day and second-day air delivery market, such as UPS and FedEx, provide logistics services and have recently begun to provide same-day air delivery services. The Company's primary competitor in the same-day ground delivery business is Corporate Express. Furthermore, other companies with significantly greater capital and other resources than the Company that do not currently operate same-day ground and air delivery and logistics services businesses may enter the industry in the future. See Item 1. Business - Competition.

Independent Contractors and Employee Owner/Operators

         From time to time, federal and state authorities have sought to assert that independent contractors in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent contractors utilized by the Company are not employees under existing interpretations of federal and state laws. However, there can be no assurance that federal and state authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company is required to pay for and administer added benefits to independent contractors, the Company's operating costs would increase. See Item
1. Business - Employees and Independent Contractors.

         In addition, certain of the Company's employees own and operate their own vehicles in the course of their employment. In certain cases, the Company pays those employees for all or a portion of the costs of operating those vehicles. The Company believes that these arrangements do not represent additional compensation to those employees. However, there can be no assurance that federal and state taxing authorities will not seek to recharacterize some or all of such payments as additional compensation. If such amounts were so recharacterized, the Company would have to pay additional employment-related taxes on such amounts.

Claims Exposure

         The Company utilizes the services of approximately 1,500 drivers, and from time to time such drivers are involved in accidents. The Company currently carries liability insurance of at least $25 million for each such accident (subject to applicable deductibles), and requires its independent contractors to maintain liability insurance of at least the minimum amounts required by state and federal law. However, there can be no assurance that claims against the Company will not exceed the amount of coverage. In addition, the Company's increased visibility and financial strength as a public company may create additional claims exposure. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims, or unfavorable resolutions of claims, the Company's operating results could be materially affected. In addition, significant increases in insurance costs would reduce the Company's profitability.

Shares Eligible for Future Sale

         The market price of the Common Stock could be adversely affected by the sale of substantial amounts of Common Stock in the public market. As of March 14, 1997, 6,795,790 shares of Common Stock were issued and outstanding, 3,250,312 of which were registered for resale by the holders thereof, other than certain affiliates of the Company. The remaining shares may only be sold except in transactions registered under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an exemption from registration, including the exemption contained in Rule 144 under the Securities Act.

         In September 1995, the Company issued $2 million in aggregate principal amount of its 8% Subordinated Convertible Debentures due August 2000 (the
"Debentures") to certain individuals. The Debentures are convertible into 180,995 shares of Common Stock. None of these shares will have been acquired in transactions registered under the Securities Act, and, accordingly, such shares may not be transferred except in transactions registered under the Securities Act or pursuant to an exemption from registration. Pursuant to the terms of the Debentures, the Company has agreed to register the shares of Common Stock into which the Debentures are convertible.

         As of March 14, 1997, the Company had outstanding under its stock option plans options to purchase an aggregate of 654,876 shares of Common Stock, 234,883 of which were exercisable as of that date. The shares of Common Stock issuable upon the exercise of such options have been registered under the Securities Act and, as a result, will be eligible for resale in the public market, unless held by affiliates of the Company.

Reliance on Key Personnel

         The Company's operations are dependent on the continued efforts of its executive officers and senior management. Furthermore, the Company will likely be dependent on the senior management of companies that may be acquired in the future. If any of these people elect not to continue in their present roles, or if the Company is unable to attract and retain other skilled employees, the Company's business could be adversely affected. See Item 10. Directors and Executive Officers of the Registrant and Item 1. Business - Strategy.

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

No Future Dividends

         The Company does not anticipate paying any cash dividends on shares of the Common Stock in the foreseeable future and intends to retain future earnings, if any, for use in its business. In addition, the Company's ability to pay cash dividends on the Common Stock is limited by the terms of its working capital facility. See Item 5. Market for Registrant's Common Stock and Related Stockholder Matters - Dividends and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

Item 2.  Properties -

         As of December 31, 1996, the Company operated from 58 leased facilities (excluding 9 authorized sales agent locations). These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities also contain storage and warehouse space. The table below summarizes the location of the Company's current facilities (excluding the sales agent locations).

State                                                     Number of Facilities
-----                                                     --------------------
New York.....................................................................   20
Florida......................................................................   7
New Jersey...................................................................   7
California...................................................................   3
Georgia......................................................................   2
Illinois.....................................................................   2
Louisiana....................................................................   2
Missouri.....................................................................   2
Ohio.........................................................................   2
Alabama......................................................................   1
Connecticut..................................................................   1
Indiana......................................................................   1
Maine........................................................................   1
Maryland.....................................................................   1
Massachusetts................................................................   1
Michigan.....................................................................   1
North Carolina...............................................................   1
Tennessee....................................................................   1
Virginia.....................................................................   1
Washington...................................................................   1


         The Company's corporate headquarters are located in Paramus, New Jersey. The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required. In February 1997, the Company entered into a lease agreement for approximately 120,000 square feet in Clifton, New Jersey to consolidate three of the above facilities into one in order to combine operations, reduce overall rent expense, and better serve its logistics customers.

         As of December 31, 1996, the Company owned or leased approximately 440 cars and 225 trucks of various types, which are primarily operated by drivers employed by the Company. In addition, certain of the Company's employee drivers own or lease their own vehicles. The Company also hires independent contractors who typically provide their own vehicles and are required to carry at least the minimum amount of insurance required by state law.

         On January 31, 1997, a subsidiary of the Company contracted with a vehicle leasing company to lease 175 delivery vehicles. The net present value of the three-year agreement, which is being accounted for as a capitalized lease, is estimated at $2.3 million. Receipt of the vehicles is expected to begin in March 1997 and conclude by May 1997.

         The  Company's  aggregate  rental  expense for the year ended  December
31, 1996 was approximately $4.4 million. See Note 11 to the Company's Consolidated Financial Statements.

Item 3.  Legal Proceedings

         Olympic Courier Systems, Inc. ("Olympic"), a subsidiary of the Company and a successor to Orbit/Lightspeed Courier Systems, Inc. and related companies ("Orbit"), is the respondent in an administrative proceeding before the National Labor Relations Board ("NLRB") arising out of a representation election held in November 1994 in which Orbit's messengers voted against the Local 840, International Brotherhood of Teamsters ("Union") becoming their collective bargaining representative. The administrative proceeding is based upon objections the Union filed in November, 1994 following the election, as well as unfair labor practice charges first filed by the Union in September, 1994, with respect to which General Counsel for the NLRB went to complaint on February 16, 1995 and May 31, 1995. The Union and General Counsel seek an order directing a second election. On May 20, 1996, the Administrative Law Judge recommended that the election held on November 18, 1994 be rerun and found that Orbit had committed certain violations alleged by the Union. On July 30, 1996, Orbit filed exceptions to the decision of the Administrative Law Judge. In the event that Orbit is not successful in its appeal, the Company may be required to hold a rerun election if it is determined that an appropriate bargaining unit exists.

         In March 1996, a purported class action lawsuit was filed against Olympic, Robert Wyatt, Rick Katz, Jeremy Weinstein and certain related entities (collectively the "Orbit/Lightspeed parties") in the Supreme Court of the State of New York, County of Kings, on behalf of former and current messengers of Olympic, alleging that the Orbit Lightspeed parties unlawfully withheld certain amounts otherwise payable to the messengers. A similar action had previously been filed against the Orbit/Lightspeed parties in October 1995 but was later voluntarily discontinued by the plaintiffs. A motion to deny certification of the class is currently pending in State Court. On November 20, 1996, plaintiffs filed an action in the United States District Court for the Eastern District of New York alleging the same causes of action contained in the first and second actions mentioned above which are pending in State Court. Olympic has moved to dismiss the lawsuit in the United States District Court of the Eastern District of New York. Both suits claim violations of contract minimum wage and overtime statutes and civil provisions of the Federal RICO statute, an unspecified amount of compensatory and punitive damages from the Orbit/Lightspeed parties, as well as attorneys' fees and other expenses. The Company believes that the plaintiffs' claims are without merit and is defending both actions vigorously. The Company does not believe that this action will have a material adverse effect on the consolidated financial position or results of operations of the Company.

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation, a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States
District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Discovery is currently pending in the matter. Under the terms of its acquisition of Securities Courier, the Company is entitled to indemnification from Mr. Brana for any class of damages in excess of $100,000. Accordingly, the Company does not believe that this action will have a material adverse effect on the consolidated financial position or results of operations of the Company.

         On March 19, 1997, a purported class action complaint, captioned Gapszewicz v. Consolidated Delivery & Logistics, Inc., et al. (97 Civ. 1939), was filed in the United States District Court for the Southern District of New York against the Company, certain of the Company's present and former executive officers, and the co-managing underwriters of the Company's initial public offering (the "Offering"). The gravamen of the complaint is that the Company's registration statement for the Offering contained misstatements and omissions of material fact in violation of the federal securities laws and that the Company's financial statements included in the registration statement were false and misleading and did not fairly reflect the Company's true financial condition. The complaint seeks the certification of a class consisting of purchasers of the Company's Common Stock from November 21, 1995 through February 27, 1997, rescission of the Offering, attorneys' fees and other damages. The Company believes that the allegations contained in the complaint are without merit and intends to defend the action vigorously.

         On April 14, 1997, the Company received notice that a purported class action complaint was filed against the Company, certain of the Company's directors, and the co-managing underwriters of the Company's initial public offering. The complaint was filed by the plaintiff Morris Rubin on behalf of buyers of Consolidated Delivery & Logistics, Inc.'s stock during the period November 20, 1995 through February 27, 1997. As of April 15, 1997 the Company had not yet been served with the complaint and therefore cannot comment further on the allegations contained therein.

         The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day ground and air delivery operations. Management believes that none of these actions, including the actions described above, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                                      PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters -

         The Company's Common Stock is included for quotation on the Nasdaq National Market under the symbol "CDLI." The following table sets forth the high and low sales prices for the Common Stock from November 20, 1995, the date of the Offering, through March 14, 1997.

                                           1995                                         Low              High
           Fourth Quarter (from November 20, 1995)                                    $10.00            $13.50


                                           1996                                         Low               High
           First Quarter                                                               $5.75            $12.25
           Second Quarter                                                              $4.75             $9.25
           Third Quarter                                                               $4.25             $6.63
           Fourth Quarter                                                              $4.00             $5.88



         On March 14, 1997, the last reported sale price of the Common Stock was $2.38 per share. As of March 14, 1997, there were approximately 104 shareholders of record of Common Stock and, based on security position listings, the Company believes there were approximately 1,652 beneficial holders of the Common Stock.

         On September 30, 1996 the Company issued 25,000 shares of restricted stock in connection with the acquisition of certain assets subject to certain liabilities of Hurry Wagon, Inc.

         On November 1, 1996 the Company issued 90,909 shares of restricted stock in connection with the acquisition of certain assets subject to certain liabilities of W.I. Services, Inc.

Dividends

         The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion. The Company's ability to pay cash dividends on the Common Stock is also limited by the terms of its Credit Agreement. See Item 1. Business - Risk Factors - No Future Dividends and Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.

Item 6.  Selected Financial Data

                                              SELECTED FINANCIAL DATA
                                     (In thousands, except per share amounts)

     Separate, wholly-owned subsidiaries of Consolidated Delivery & Logistics, Inc. (the "Company") merged (the "Mergers") with the following 11 companies:
American Courier Express, Inc. ("American"); Bestway Distribution Services, Inc. and Crown Courier Systems, Inc. ("Bestway/Crown"); Click Messenger Service, Inc. and related companies ("Click"); Court Courier Systems, Inc. and a related company ("Court"); Distribution Solutions International, Inc. ("DSI"); Clayton/National Courier Systems, Inc. and a related company ("National"); Olympic Courier Systems, Inc. and a related company ("Olympic"); Orbit/Lightspeed Courier Systems, Inc. and related companies ("Orbit/Lightspeed"); Securities Courier Corporation ("Securities Courier"); Silver Star Express, Inc. and related companies ("Silver Star"); and SureWay Air Traffic Corporation and a related company ("SureWay") (collectively the "Founding Companies") in exchange for shares of the Company's common stock and cash.

         The statement of operations data shown below for the years ended December 31, 1992, 1993, 1994 and for the nine month period ended September 30, 1995 and the balance sheet data as of December 31, 1992, 1993 and 1994 are that of the Combined Founding Companies prior to the Mergers (the "Combined Founding Companies") on a historical basis. During the periods presented, the Combined Founding Companies were not under common control or management and some were not taxable entities. Therefore the data presented may not be comparable to or indicative of post-Merger results to be achieved by the Company after the Mergers.

         The selected financial data with respect to Consolidated Delivery & Logistics, Inc.'s consolidated statement of operations for the years ended December 31, 1995 and 1996 and with respect to Consolidated Delivery & Logistics, Inc.'s consolidated balance sheet as of December 31, 1995 and 1996 have been derived from Consolidated Delivery & Logistics, Inc.'s consolidated financial statements that appear elsewhere herein. The financial data provided below should be read in conjunction with these accompanying financial statements and notes thereto as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                 (In thousands, except per share amounts)

Statement of Operations Data:
                                   Combined Founding Companies (4)
                          ---------------------------------------------------

                                                                             Consolidated                 Consolidated
                                                                              Delivery &                   Delivery &
                                                                              Logistics,                   Logistics,
                                                                               Inc. and                     Inc. and
                                                                             Subsidiaries   For the Pro   Subsidiaries
                                                              For The Nine   For The Year   Forma Period     For The
                           For The Years Ended December 31,   Months Ended       Ended         Ended       Year Ended
                          -----------------------------------
                                                              September 30,   December 31,  December 31,  December 31,
                             1992        1993        1994         1995           1995 (3)      1995 (1)        1996
                          ----------- ----------- ----------- --------------   ------------- -------------  ------------

Revenues                   $111,972    $121,752    $137,544     $111,406         $39,036      $150,442       $171,049

Gross profit                 34,944      37,715      42,194       33,859          11,597        45,456         50,281

Operating income (loss)         645       1,300       1,856        4,082             296         4,377         (1,183)

Net income (loss)              $362        $722        $721       $2,182           ($195)       $1,987          ($683)

Net loss per share
                                                                               ($.10)                       ($.10)
                                                                               =============                ============

Pro forma net income
per share (2)                                                                                        $.29
                                                                                             =============



Balance Sheet Data:

                                                                                         Consolidated Delivery &
                                          Combined Founding Companies                      Logistics, Inc. and
                                                                                              Subsidiaries
                                                 December 31,                                 December 31,
                              ----------------------------------------------------   --------------------------------
                                    1992              1993             1994               1995              1996
                              ------------------ ---------------  ----------------   ----------------  ---------------

Working capital                   $1,290             $3,211           $3,548              $7,542            $5,472
Equipment and leasehold
   improvements, net               3,255              3,651            3,102               3,925             4,316
Total assets                      21,453             23,045           23,869              32,270            35,690
Long-term debt, net of
current  maturities                3,226              3,680            1,164               3,027             3,415
Stockholders' equity               4,149              5,212            5,568               8,311             8,730


(1) Reflects the results of operations of the Combined Founding Companies for the period from January 1 to September 30, 1995 and the results of operations of Consolidated Delivery & Logistics, Inc. and Subsidiaries for the year ended December 31, 1995.

(2) The computation of pro forma earnings per share for the year ended December 31, 1995 is based upon 6,810,564 shares of Common Stock outstanding, which includes (i) 493,869 shares issued prior to the Mergers, (ii) 2,935,700 shares issued to the stockholders of the Founding Companies in connection with the Mergers, (iii) 3,200,000 shares sold in the Offering, and (iv) the dilution attributable to the debentures which are convertible into 180,995 shares of Common Stock. The conversion of the stock options outstanding at December 31, 1995 are not included in the computation as the effect would be antidilutive.

(3) The Company selected October 1, 1995 as the effective date of the Merger. The assets and liabilities of the Founding Companies at September 30, 1995 were recorded by CD&L at their historical amounts. The statement of operations includes the results of operations of the Founding Companies from October 1, 1995 through December 31, 1995. The results of operations for Consolidated Delivery & Logistics, Inc. prior to the Mergers are not significant.

(4) Pro Forma income tax provisions have been provided for certain Founding Companies.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Overview

         The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto appearing elsewhere in this Report. Prior to the Mergers, each of the Founding Companies operated as a separate independent entity. The Company selected October 1, 1995 as the effective date of the Mergers. For the year ended December 31, 1995 the pro forma combined historical statement of operations presented in Item 6 - Selected Financial Data includes the accounts of the Founding Companies as if the Founding Companies had always been members of the same operating group without giving effect to the Mergers or the Offering. The Company conducted no business prior to the Mergers. As a result, combined results may not be comparable to or indicative of future performance (see below).

         During the year ended December 31, 1996, the Company acquired certain assets from and assumed certain liabilities of four Companies and agreed to provide continuing service to the customers of another Company in transactions accounted for as purchases. The total consideration to be paid for the businesses is contingent on future activity and is estimated to be $3.3 million in cash and 166,221 shares of the Company's common stock. The excess of purchase price over net assets acquired ($3.1 million) is being amortized on a straight-line basis over 25 years. Since the transactions were accounted for as purchases, operating results for these acquisitions have been included in the accompanying consolidated financial statements from the date of the transactions.

Non-comparability - 1996 vs. 1995

         Because the eleven Founding Companies operated as separate independent entities prior to the Mergers, comparisons between the consolidated results of the Company for the year ended December 31, 1996, and the pro forma combined historical results of the eleven Founding Companies for the year ended December 31, 1995, are difficult to make for numerous reasons, including the following:

1.   In 1996,  the  Founding  Companies  were all  subsumed  within  the  common management of the Company. This resulted among other things in a) each Founding Company being subjected to an administrative charge, b) reallocation of costs, such as, for instance, common insurance being acquired for the Company and its subsidiaries as a whole, and c) the Founding Companies being relieved of the necessity of performing various administrative functions for themselves.

2. In 1996, the Company as a new entity began the process of merging and rationalizing operations of the previously unrelated Founding Companies. For example, a) Olympic, Orbit/Lightspeed and the Manhattan Region of Click were combined into one Manhattan Region of the Company, b) the balance of Click, Court and American were combined into the Northeast Region of the Company, c) Silver Star and Crown-Bestway were combined into the Southeast Region of the Company, and d) work was rationalized and reallocated among the former Founding Companies.

3. The Company incurred approximately $4.5 million in expenses during 1996 related to corporate overhead and the costs of operating as a public company, compared to approximately $300,000 in 1995.

4. Most of the Founding Companies were operated as Subchapter S corporations prior to the effective date of the Mergers.

         The selected financial data presented in this report includes the actual financial results of the Company for the years ended December 31, 1995 and 1996. The pro forma combined historical results reflect the operations of the Combined Founding Companies for the period from January 1 to September 30, 1995 and the results of operations of Consolidated Delivery & Logistics, Inc. and Subsidiaries for the year ended December 31, 1995. For all the reasons set forth above and others, combined results are not indicative of results that would have been achieved if the Founding Companies had actually been combined during those periods, and may not be comparable to or indicative of future performance. Nonetheless, the following section discusses consolidated 1996 results compared to pro forma combined historical 1995 results to indicate general trends affecting operations. For the above stated reasons a comparative presentation of 1994 compared to 1995 has not been presented. The following section should be read with the foregoing caveats as to non-comparability in mind.

Disclosure Regarding Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained in this Form 10-K includes information that is forward looking, such as the Company's expectations for future performance, its growth and acquisition strategies, its anticipated liquidity and capital needs and its future prospects. The matters referred to in such forward looking statements could be affected by the risks and uncertainties related to the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the Company's lack of prior operating history, the Company's non-compliance with the financial covenants contained in the Credit Agreement and the results thereof, the ability of the Company to successfully integrate the business of acquired companies, the impact of competition, as well as certain other risks described elsewhere herein. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained herein and elsewhere in this Form 10-K.

Results of Operations

Revenues

         Consolidated Delivery's revenues increased 13.7 percent to $171.0 million in 1996 from $150.4 million in 1995. In spite of the loss of significant revenue in the Company's contract logistics business, the Company achieved revenue growth in all other areas of it's business. Revenue in the ground delivery business, including rush/demand, scheduled and routed and distribution services increased 11.4 percent from $91.4 million in 1995 to $101.8 million in 1996. Air courier produced a 22.1 percent increase to $52.0 million in 1996 from $42.6 million in 1995. Revenue in the Company's logistics business grew by 4.9 percent from $16.4 million in 1995 to $17.2 million in 1996. This growth was achieved in a variety of logistics programs including fulfillment and project services. The Company's contract logistics revenue declined $3.5 million due to the cancellation and/or non-renewal of several long-term contractual relationships.

         The Company expects to continue revenue growth in all areas of its business. Ground delivery revenue has benefited from the acquisition of three companies in the Northeast during 1996 and the Company expects continued growth in product and sample distribution, particularly in the pharmaceutical industry. Continued demand in home delivery as well as the continuing trend to outsource warehouse and delivery functions should also contribute. The Company's air courier revenues will also continue to grow. In 1996, internal growth was augmented by the acquisition of two companies which solidified and expanded the New York to Los Angeles air route.

         Although the Company demonstrated modest growth in overall logistics services, the product fulfillment and project services revenues contributed most of the growth in this area. The significant decline in contract logistics revenues during 1996 contributed to the Company's decision to sell its contract logistics subsidiary early in 1997 (see Note 16 to the Company's Consolidated Financial Statements).

Cost of Revenues

         Cost of revenues include, among other things, payment to employee drivers, owner operators and independent contractors as well as agents, air freight carriers, commercial airlines, and pick-up and delivery fees. The increase in these costs during 1996 caused the Company's gross profit percentage to decline from 30.2 percent for 1995 to 29.4 percent for 1996. Among other factors contributing to increased costs of revenues are a change in the Company's general business mix to lower margin business, mobilization and start-up costs for several large distribution contracts and the effect of fuel surcharges from several air carriers. While the gross profit percentage slipped somewhat, gross profit increased by $4.8 million or 10.5 percent from $45.5 million in 1995 to $50.3 million in 1996.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased from 27.3 percent of revenue in 1995 to 30.1 percent of revenue in 1996. Selling, general and administrative expenses include salaries, sales commissions and travel to support the Company's marketing and sales effort. Also included are the expenses of maintaining the Company's information systems, human resources, financial, legal, procurement and other administrative functions. The increase includes $4.2 million in expenses necessary in the establishment and maintenance of the Company's corporate and administrative infrastructure as a public company. During the fourth quarter of 1996, the Company recognized the impact of several non-recurring charges totaling approximately $1.4 million which included salary and contract settlements, abandonment of operating leases and other costs associated with management headcount reduction and other consolidation issues. The remainder of the increase of approximately $4.8 million is attributable to administrative and other costs associated with the increased revenue base of the Company.

Operating Income

         For the reasons described above, primarily the increase in selling, general and administrative expenses including the impact of non-recurring charges, operating income decreased from operating income of $4.4 million in 1995 to an operating loss of $1.2 million in 1996.

         Interest expense decreased by 8.7 percent from $882,000 for the year ended December 31, 1995 to $805,000 for the year ended December 31, 1996. This decrease results from refinancing of the Founding Companies existing debt carrying higher interest rates than the Company's current Credit Agreement (See Liquidity and Capital Resources).

     As a result of the foregoing the Company recorded a net loss of $683,000 in 1996, compared to net income of $2.0 million in 1995.
         As a result of the losses in 1996, the Company has instituted certain actions including the sale of DSI, elimination of redundant overhead and the design of more effective financial and operating management information systems. The Company is presently considering the implementation of a management compensation system based on business unit results for 1997.

Liquidity and Capital Resources

         Working capital at December 31, 1996 of $5.5 million represents a decrease of $2 million when compared to $7.5 million as of December 31, 1995. Cash and cash equivalents decreased by $4.9 million from $6.6 million as of December 31, 1995 to $1.7 million as of December 31, 1996. The decrease in cash is primarily due to the use of cash by operations of approximately $3.6 million, the purchases of businesses using approximately $2.3 million, the addition of equipment and leasehold improvements of approximately $1.5 million offset somewhat by cash provided from financing activities (net borrowing) of approximately $2.4 million.

         Capital expenditures amounted to $730,000 and $1.5 million for the years ended December 31, 1995 and 1996, respectively. These expenditures were used primarily to upgrade equipment and maintain and expand Company facilities in the ordinary course of business and its consolidation efforts.

         The Company was provided $5.6 million and $2.4 million from financing activities for the years ended December 31, 1995 and 1996 respectively. On November 27, 1995 the Company completed the Offering which involved the public sale of 3,200,000 shares of Common Stock. The net proceeds were approximately $3.5 million after payment of the cash portion of the purchase price for the Founding Companies. During 1996 the Company borrowed approximately $4.5 million to finance the addition of equipment mentioned above, repay long-term debt and for general working capital purposes.

     At December 31, 1996, as a result of losses during 1996, the Company was in violation of certain of the financial covenants contained in the Credit Agreement, including leverage, interest and fixed charge coverage ratios. In April 1997, the Company entered into the Forbearance Agreement pursuant to which the Banks waived any default arising out of the Company's failure to comply with the covenants referenced above and agreed not to exercise any remedies under the Credit Agreement in respect thereof until April 1, 1998. Pursuant to the terms of the Forbearance Agreement, amounts available for borrowing under the Facility were reduced to approximately $8.8 million until June 15, 1997 and, thereafter, to the lesser of $8.8 million or an amount determined on a formula basis taking into account the Company's eligible accounts receivable and any pre-tax losses incurred after March 31, 1997. The interest rates borne by borrowings under the Facility were increased on variable rate loans to prime plus 2.5% and may increase to prime plus 3.5% if the Company does not comply with certain provisions in the Forbearance Agreement (fixed rate loans expiring in June 1997 will bear interest at LIBOR plus 4.5%), the types of borrowings available to the Company were reduced and the commitment fees payable to the Banks were increased. In addition, under the Forbearance Agreement, the Company must maintain a consolidated net worth of at least $6.8 million, may not make any acquisitions and is required to establish certain separate cash collection accounts. All amounts outstanding under the Facility will become due and payable on April 1, 1998. The Company is currently seeking to replace the Facility. However, there can be no assurance that the Company will be able to obtain replacement financing or that such replacement financing will be available on terms acceptable to the Company. In the event that the Company is unable to comply with the terms of the Forbearance Agreement, the Banks will have the right, under the Credit Agreement, to exercise certain remedies, including accelerating the repayment of any loans outstanding thereunder. There can be no assurance that the Banks will continue to forbear from exercising their remedies in those circumstances. If the Banks demand repayment of the loans outstanding under the Facility and no replacement financing is available, the Company might be required to significantly curtail its operations. See Item 1. Business.

     The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company suffered a loss from operations and is in violation of certain loan covenants that give the lenders the right to accelerate the due date of their loans. As discussed more fully in Note 8 to the consolidated financial statements, the lenders and the Company have executed a Forbearance and Amendment Agreement with respect to such default, during which time the Company plans to seek replacement financing. No assurance can be given that replacement financing can be obtained or, if obtained, what the terms and conditions thereof will be. Management believes based on results to date and projected results for the remainder of 1997 that cash flow from operations will be sufficient to meet its cash requirements in the next twelve months. See Item 1. Business.

Recently Issued Accounting Pronouncement

         The Financial Accounting Standards Board has issued a new standard, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Company is required to adopt this standard as of December 15, 1997 and early adoption is not permitted. SFAS 128 requires restatement of all prior period earnings per share calculations presented. The Company has not determined the effect adoption of SFAS 128 will have on earnings per share.

Inflation

         Inflation has not had a material impact on the Company's results of operations for the last three years.

Item 8.  Financial Statements and Supplementary Data.





                          INDEX TO FINANCIAL STATEMENTS


                                                                                                               Page

Report of Independent Public Accountants........................................................................23

Consolidated Balance Sheets as of December 31, 1995 and 1996....................................................24

Consolidated Statements of Operations For The Period From Inception (June 30, 1994) Through December 31, 1994 and
    For The Years Ended December 31, 1995 and 1996..............................................................25

Consolidated  Statements of Changes in Stockholders'  Equity For The Period From
    Inception (June 30, 1994) Through  December 31, 1994 and For The Years Ended
    December 31, 1995 and 1996..................................................................................26

Consolidated Statements of Cash Flows For The Period From Inception (June 30, 1994) Through December 31, 1994 and
    For The Years Ended December 31, 1995 and 1996..............................................................27

Notes to Consolidated Financial Statements......................................................................28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Consolidated Delivery & Logistics, Inc.:


We have audited the accompanying consolidated balance sheets of Consolidated Delivery & Logistics, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (June 30, 1994) through December 31, 1994 and for the years ended December 31, 1995 and 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Delivery & Logistics, Inc. and subsidiaries as of December 31, 1995 and 1996 and the results of their operations and their cash flows for the period from inception (June 30, 1994) through December 31, 1994 and for the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                               ARTHUR ANDERSEN LLP


Roseland, New Jersey
April 15, 1997

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)


                                                       ASSETS

                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      1995                1996
                                                                                ------------------  ------------------
CURRENT ASSETS:
  Cash and cash equivalents, including $50,000 of restricted cash
     (Note 2)                                                                            $6,589              $1,725
  Accounts receivable, less allowance for doubtful accounts of $1,285
     and $1,705 in 1995 and 1996, respectively (Note 8)                                  18,555              22,858
  Deferred income taxes (Notes 2 and 10)                                                    660               1,046
  Prepaid expenses and other current assets (Note 4)                                      1,082               1,430
                                                                                ------------------  ------------------

     Total current assets                                                                26,886              27,059

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 5)
                                                                                          3,925               4,316
INTANGIBLE ASSETS, net (Notes 2, 3 and 6)                                                   652               3,844
SECURITY DEPOSITS AND OTHER ASSETS                                                          807                 471
                                                                                ------------------  ------------------

           Total assets                                                                 $32,270             $35,690
                                                                                ==================  ==================




                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 8)                                                         $2,803              $7,200
  Current maturities of long-term debt (Note 8)                                           2,907               1,152
  Accounts payable                                                                        5,986               6,760
  Accrued expenses and other current liabilities (Note 7 and 15)                          5,637               5,720
  Income taxes payable (Notes 2 and 10)                                                     957                 218
  Deferred revenue (Note 2)                                                               1,054                 537
                                                                                ------------------  -------------------


     Total current liabilities                                                           19,344              21,587
                                                                                ------------------  -------------------


LONG-TERM DEBT, net of current maturities (Note 8)                                        3,027               3,415
                                                                                ------------------  -------------------


DEFERRED INCOME TAXES PAYABLE (Notes 2 and 10)                                            1,543               1,027
                                                                                ------------------  -------------------


OTHER LONG-TERM LIABILITIES (Note 15)                                                        45                 931
                                                                                ------------------  -------------------


COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)

STOCKHOLDERS' EQUITY (Notes 12 and 13):
  Preferred stock, $.001 par value; 2,000,000 shares authorized; no
     shares issued and outstanding                                                            0                   0
  Common stock, $.001 par value; 30,000,000 shares authorized in
     1995 and 1996; 6,629,569 and 6,795,790 shares issued and
     outstanding in 1995 and 1996, respectively                                               7                   7
  Additional paid-in capital                                                              8,499               9,601
  Accumulated deficit                                                                      (195)               (878)
                                                                                ------------------  -------------------


      Total stockholders' equity                                                          8,311               8,730
                                                                                ------------------  -------------------


            Total liabilities and stockholders' equity                                  $32,270             $35,690
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

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)

                                                               For The Period
                                                               From Inception
                                                               (June 30, 1994)         For The Year          For The Year
                                                                   Through                Ended                   Ended
                                                                 December 31,          December 31,           December 31,
                                                                     1994                  1995                   1996
                                                              -------------------  ---------------------  ----------------------

      Revenues (Note 2)                                                  $0                $39,036               $171,049
      Cost of revenues                                                    0                 27,439                120,768
                                                              -------------------  ---------------------  ----------------------

        Gross profit                                                      0                 11,597                 50,281

      Selling, general and administrative expenses                        0                 11,301                 51,464
                                                              -------------------  ---------------------  ----------------------

        Operating income (loss)                                           0                    296                 (1,183)

      Other (income) expense:
        Interest income                                                   0                    (17)                   (89)
        Interest expense                                                  0                    274                    805
        Other income, net                                                 0                   (348)                  (372)
                                                              -------------------  ---------------------  ----------------------
                                                                          0                    (91)                   344
                                                              -------------------  ---------------------  ----------------------

      Income (loss) before provision for (benefit from)
        income taxes                                                      0                    387                 (1,527)

      Provision for (benefit from) income taxes
       (Notes 2 and 10)                                                   0                    582                   (844)
                                                              -------------------  ---------------------  ----------------------

         Net loss                                                        $0                  ($195)                 ($683)
                                                              ===================  =====================  ======================

      Net loss per share (Note 2)                                                                ($.10)                 ($.10)
                                                                                   =====================  ======================

      Weighted average shares outstanding (Note 2)                                       2,059,894              6,677,546
                                                                                   =====================  ======================


       The accompanying notes to consolidated financial statements are an integral part of these statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 12)
   FOR THE PERIOD FROM INCEPTION (JUNE 30, 1994) THROUGH DECEMBER 31, 1994 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996
                        (in thousands except share data)



                                                                           Additional                            Total
                                                  Common Stock               Paid-In        Accumulated      Stockholders'
                                         -------------------------------
                                            Shares           Amount         Capital          Deficit           Equity
                                        ---------------- --------------- --------------- ----------------  ---------------

   Issuance of Common Stock                 2,100,000      $   2              $   0          $   0              $   2
                                        ---------------- --------------- --------------- ----------------  ---------------
   BALANCE AT
      DECEMBER 31, 1994                     2,100,000          2                  0              0                  2
   Repurchase of shares pursuant
      to a termination agreement           (1,400,000)        (1)                 0              0                 (1)
   Reduction in ownership of
      shares pursuant to a
      management agreement                   (305,577)         0                  0              0                  0
   Issuance of common stock:
     Public offering, net of offering
      costs                                 3,200,000          3             33,148              0             33,151
     Acquisition of Founding
      Companies                             2,935,700          3                 (3)             0                  0
     Distributions to Founding
      Companies' Stockholders                       0          0            (29,604)             0            (29,604)
     Shares issued in connection
      with termination agreement               99,446          0                  0              0                  0
   Equity of Founding Companies                     0          0              5,972              0              5,972
   Distributions to stockholders                    0          0               (949)             0               (949)
   Charge to capital in an amount
      equal to the current income
      tax benefit of S Corporations                 0          0                (65)             0                (65)
   Net loss                                         0          0                  0           (195)              (195)
                                        ---------------- --------------- --------------- ----------------  ---------------
   BALANCE AT
      DECEMBER 31, 1995                     6,629,569         $7             $8,499          ($195)            $8,311

   Shares issued in connection with
      acquisitions of businesses              166,221          0              1,102              0              1,102
   Net loss                                         0          0                  0           (683)              (683)
                                        ---------------- --------------- --------------- ----------------  ---------------
   BALANCE AT
      DECEMBER 31, 1996                     6,795,790         $7             $9,601          ($878)            $8,730
                                        ================ =============== =============== ================  ===============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              For the Period From
                                                                                   Inception              For The Years Ended
                                                                                (June 30, 1994)               December 31,
                                                                                                   ---------------------------------
                                                                                   Through
    CASH FLOWS FROM OPERATING ACTIVITIES:                                      December 31, 1994         1995             1996
                                                                             ---------------------  ---------------- ---------------
      Net loss                                                                        $0                ($195)           ($683)
      Adjustments to reconcile net loss to net cash provided by (used in)
          operating activities -
      Loss on disposal of equipment and leasehold improvements                         0                   63               29
      Depreciation and amortization                                                    0                  452            1,626
      Provision for doubtful accounts                                                 0                  204            1,422
      Capital contribution equal to current income taxes of S Corporations             0                  (65)               0
      Deferred income tax expense.                                                     0                   77             (752)
      Changes in operating assets and liabilities
          (Increase) decrease in -
              Accounts receivable                                                      0                 (312)          (4,907)
              Prepaid expenses and other current assets                                0                3,039             (300)
              Other assets                                                             0                  140              499
          Increase (decrease) in -
              Accounts payable, accrued liabilities and income taxes payable           0                 (797)          (1,243)
              Other long-term liabilities                                              0                  (33)             736

                                                                             ---------------------  ---------------- ---------------
                     Net cash provided by (used in) operating activities               0                2,573           (3,573)
                                                                             ---------------------  ---------------- ---------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to equipment and leasehold improvements                                0                 (730)          (1,462)
       Proceeds from sales of equipment and leasehold improvements                     0                    0               66
       Purchases of businesses, net of cash acquired                                   0                 (651)          (2,278)
       Other, net                                                                      0                  (26)               0
                                                                             ---------------------  ---------------- ---------------
                     Net cash used in investing activities                             0               (1,407)          (3,674)
                                                                             ---------------------  ---------------- ---------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Short-term borrowings, net                                                       0                  550            4,397
       Proceeds from 8% Subordinated Convertible Debentures                            0                2,000                0
       Proceeds from long-term debt                                                    0                  513              113
       Repayments of long-term debt                                                    0               (1,411)          (3,077)
      Issuance of Common Stock, net of offering costs                                  2               33,151                0
       Cash acquired through acquisition of Founding Companies                         0                1,172                0
      Distributions to stockholders                                                    0                 (949)               0
       Distributions to Founding Companies' Stockholders                               0              (29,604)               0
       Deferred financing costs                                                        0                    0             (152)
       Issuances of Common Stock in connection with purchases of businesses            0                    0            1,102
       Repurchase of Common Stock                                                      0                   (1)               0
                                                                             ---------------------  ---------------- ---------------
                     Net cash provided by financing activities                         2                5,421            2,383
                                                                             ---------------------  ---------------- ---------------
                     Net increase (decrease) in cash and cash equivalents              2                6,587           (4,864)
    CASH AND CASH EQUIVALENTS, beginning of period                                     0                    2            6,589
                                                                             =====================  ================ ===============
    CASH AND CASH EQUIVALENTS, end of period                                          $2               $6,589           $1,725
                                                                             =====================  ================ ===============

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                                          $0                 $177             $831
      Cash paid for income taxes                                                       0                  383              878
                                                                             =====================  ================ ===============

    SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
      Capital lease obligations incurred                                              $0                 $238             $202
                                                                             =====================  ================ ===============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)     ORGANIZATION AND BUSINESS:

Consolidated Delivery & Logistics, Inc. ("CD&L") was founded in June 1994. In November 1995, simultaneously with the closing of the Company's initial public offering (the "Offering") separate wholly-owned subsidiaries of the Company merged with each of the eleven Founding Companies (the "Mergers"). Consideration for the acquisition of these businesses consisted of a combination of cash and common stock of CD&L, par value $0.001 per share. The assets and liabilities of the acquired companies at September 30, 1995, were recorded by the Company at their historical amounts. These eleven businesses are referred to herein as the "Founding Companies". CD&L and its subsidiaries are collectively referred to herein as the "Company."

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

The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company suffered a loss from operations and is in violation of certain loan covenants that give the lenders the right to accelerate the due date of their loans. As discussed more fully in Note 8, the lenders and the Company have executed a Forbearance and Amendment Agreement (the "Forbearance Agreement") with respect to such default, during which time the Company plans to seek replacement financing. No assurance can be given that replacement financing can be obtained or, if obtained, what the terms and conditions thereof will be. Management believes based on results to date and projected results for the remainder of 1997 that cash flow from operations will be sufficient to meet its cash requirements in the next twelve months. See Item 1.
Business.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation -

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents -

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Included in cash and cash equivalents is cash restricted for a national marketing and advertising program for the Company's sales agency agreements (see Note 11).

Equipment and Leasehold Improvements -

Equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets subject to capital leases are amortized over the shorter of the terms of the leases or lives of the assets.

Deferred Financing Costs -

The costs incurred for obtaining financing, including all legal and accounting fees are included in other assets in the accompanying consolidated balance sheets and are amortized over the life of the related debt (2 years).

Intangible Assets -

Intangible assets consist of goodwill, customer lists, and noncompete agreements. Goodwill represents the excess of the purchase price over the fair value of assets of businesses acquired and is amortized on a straight-line basis over 25 years. Customer lists and noncompete agreements are amortized over the estimated period to be benefited, generally from 3 to 5 years.

Revenue Recognition -

Revenue is recognized when the shipment is completed, or for the logistics business, when services are rendered to customers and expenses are recognized as incurred. Certain customers pay in advance, giving rise to deferred revenue.

Income Taxes -

The Company has implemented Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." This statement provides for a liability approach to accounting for income taxes. Deferred income taxes are provided for differences in the recognition of assets and liabilities for tax and financial reporting purposes. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes, various accruals and reserves being deductible for tax purposes in future periods and certain Founding Companies reporting on the cash basis for income tax purposes prior to the Mergers.

Long-Lived Assets -

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any such changes have occurred that would result in an impairment in the recoverability of its long-lived assets.

Stock Based Compensation -

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("Opinion 25"). Entities electing to remain with accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company has elected to continue to account for employee stock-based compensation under Opinion 25 and provide the required pro forma disclosures (see Note 13).

Net Loss Per Share -

The net loss per common share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding during the period. The computation of net loss per share for the year ended December 31, 1995 is based upon 2,059,894 weighted average shares outstanding which includes (i) the weighted average portion of 2,100,000 shares issued in 1994 for the formation of CD&L, (ii) the weighted average portion of 1,705,577 shares redeemed and canceled and 99,446 shares subsequently reissued related to a termination agreement (see Note 12) and (iii) the weighted average portion of 6,135,700 shares issued in connection with the Offering and Mergers. The computation of net loss per share for the year ended December 31, 1996 is based upon 6,677,546 weighted average shares outstanding which includes (i) 6,629,569 shares issued prior to 1996 and (ii) the weighted average portion of 166,221 shares issued in connection with the acquisitions of businesses. The conversion of the debentures (see Note 8) and stock options (see Note 13) is not included in the 1995 and 1996 computations as the effect would be antidilutive.

         The Financial Accounting Standards Board has issued a new standard, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Company is required to adopt this standard as of December 15, 1997 and early adoption is not permitted. SFAS 128 requires restatement of all prior period earnings per share calculations presented. The Company has not determined the effect adoption of SFAS 128 will have on earnings per share.

Reclassifications -

Certain reclassifications have been made to the prior year's consolidated financial statements in order to conform to the 1996 presentation.

(3)      BUSINESS COMBINATIONS:

In November 1995, the Company purchased certain assets of two Companies. The total consideration paid in these transactions aggregated approximately $900,000. The assets acquired include accounts receivable, customer lists, machinery and equipment and various other assets. The transactions were accounted for as purchases and resulted in excess of the purchase price over net assets acquired (goodwill) of $501,000. One of the Companies acquired was 50% owned by stockholders of the Company.

During 1996, the Company acquired certain assets from and assumed certain liabilities of four Companies and agreed to provide continuing service to the customers of another Company in transactions accounted for as purchases. Two of the businesses acquired provide air courier services and three provide ground delivery. The total consideration paid in these transactions is contingent upon future activity and is estimated to aggregate $3.3 million, which consists of $2.2 million in cash, 75,312 shares of Common Stock at $8 per share and 90,909 shares of Common Stock at $5.50 per share. The Company also assumed approximately $185,000 of debt due to the former owners of one of the acquired businesses and their relatives. Of this amount $3.1 million has been assigned to the excess of purchase price over net assets of businesses acquired (goodwill) and other intangible assets. Final determinations of the individual acquisition costs will be made by April 2000.

The results of the acquired businesses have been reflected in the accompanying consolidated statements of operations since their respective acquisition dates. The results of operations of the acquired businesses prior to their acquisitions are not material to the Company's consolidated statements of operations.
(4)      PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following
 (in thousands) -

                                                                                                              December 31,
                                                                                                      ------------------------------
                                                                                                          1995            1996
                                                                                                      --------------  --------------
               Prepaid insurance                                                                              $198            $282
               Prepaid office and other supplies                                                               387             191
               Employee advances and other receivables                                                         311             326
               Shipping charges                                                                                  0              96
               Other                                                                                           186             535
                                                                                                      --------------  --------------


                                                                                                            $1,082          $1,430
                                                                                                      ==============  ==============


(5)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following (in thousands) -

                                                                                                               December 31,
                                                                                                    --------------------------------
                                                                                   Useful Lives          1995             1996
                                                                                   ------------
                                                                                                    ---------------   --------------
                Transportation and warehouse equipment                              3-7 years             $3,823            $5,151
                Office equipment                                                    3-7 years              4,943             5,433
                Other equipment                                                     5-7 years                907               729
                Leasehold improvements                                             Lease period            1,103             1,387
                                                                                                    ---------------   --------------
                                                                                                          10,776            12,700
                Less - accumulated depreciation and amortization                                          (6,851)           (8,384)
                                                                                                    ---------------   --------------

                                                                                                          $3,925            $4,316
                                                                                                    ===============   ==============


Leased equipment under capitalized leases (included above) consists of the following (in thousands) -

                                                                                                             December 31,
                                                                                                    --------------------------------
                                                                                                         1995             1996
                                                                                                    ----------------  --------------
               Equipment                                                                                  $1,103            $1,424
               Less - accumulated amortization                                                              (459)             (667)
                                                                                                    ----------------  --------------


                                                                                                            $644              $757
                                                                                                    ================  ==============


(6)      INTANGIBLE ASSETS:

Intangible assets (see Note 3) consist of the following (in thousands) -

                                                                                                              December 31,
                                                                                                     -------------------------------
                                                                                                          1995            1996
                                                                                                     ---------------  --------------
              Goodwill                                                                                       $564           $3,675
              Noncompete agreements                                                                           177              277
              Customer lists                                                                                  141              167
              Other                                                                                            15              165
                                                                                                     ---------------  --------------
                                                                                                              897            4,284
              Less - accumulated amortization                                                                (245)            (440)
                                                                                                     ---------------  --------------

                                                                                                             $652           $3,844
                                                                                                     ===============  ==============

(7)   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following
 (in thousands) -

                                                                                                              December 31,
                                                                                                     -------------------------------
                                                                                                          1995            1996
                                                                                                     ---------------  --------------
              Payroll and related expenses                                                                 $2,345           $2,790
              Workers compensation and medical                                                              1,125              816
              Amounts due to independent contractors                                                          367              605
              Professional fees                                                                               977              413
              Rent                                                                                            162              408
              Other                                                                                           661              688
                                                                                                     ---------------  --------------

                                                                                                           $5,637           $5,720
                                                                                                     ===============  ==============





(8)      SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings -

At December 31, 1995 and 1996, the Company had available lines of credit aggregating $3.1 million and $10 million, respectively. The Company's outstanding borrowings on such lines of credit are payable to various banks and totaled, respectively $2.8 million at December 31, 1995, and $7.2 million at December 31, 1996.

In May 1996, the Company entered into a two-year agreement with Summit Bank and Mellon Bank N.A. to establish a revolving credit facility (the "Credit Agreement"). Credit availability is based on certain criteria, up to an initial maximum amount of $15 million, which may under certain conditions be increased to $25 million, and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment and leasehold improvements and intangible assets of the Company and its subsidiaries. The Credit Agreement provides for fixed rate and variable rate loans. Interest rates on fixed rate borrowings are based on the London Inter-bank Offered Rate (7.53% at December 31
1996) and variable rate borrowings are based on margins over the banks' lending rates (8.75% at December 31, 1996). Borrowings under the line of credit averaged approximately $6.6 million with an average interest rate of 8.23% for the year ended December 31, 1996. Maximum borrowings were $7.3 million in the same period

At December 31, 1996, as a result of losses during 1996, the Company was in violation of certain of the financial covenants contained in the Credit Agreement, including leverage, interest and fixed charge coverage ratios. In April 1997, the Company entered into the Forbearance Agreement pursuant to which the Banks waived any default arising out of the Company's failure to comply with the covenants referenced above and agreed not to exercise any remedies under the Credit Agreement in respect thereof until April 1, 1998. Pursuant to the terms of the Forbearance Agreement, amounts available for borrowing under the Credit Agreement were reduced to approximately $8.8 million until June 15, 1997 and, thereafter, to the lesser of $8.8 million or an amount determined on a formula basis taking into account the Company's eligible accounts receivable and any pre-tax losses incurred after March 31, 1997. The interest rates borne by borrowings under the Credit Agreement were increased on variable rate loans to prime plus 2.5% and may increase to prime plus 3.5% if the Company does not comply with certain provisions in the Forbearance Agreement (fixed rate loans expiring in June 1997 will bear interest at LIBOR plus 4.5%), the types of borrowings available to the Company were reduced and the commitment fees payable to the Banks were increased. In addition, under the Forbearance Agreement, the Company must maintain a consolidated net worth of at least $6.8 million, may not make any acquisitions and is required to establish certain separate cash collection accounts. All amounts outstanding under the Credit Agreement will become due and payable on April 1, 1998. The Company is currently seeking to replace the Credit Agreement. However, there can be no assurance that the Company will be able to obtain replacement financing or that such replacement financing will be available on terms acceptable to the Company. In the event that the Company is unable to comply with the terms of the Forbearance Agreement, the Banks will have the right, under the Credit Agreement, to exercise certain remedies, including accelerating the repayment of any loans outstanding thereunder. There can be no assurance that the Banks will continue to forbear from exercising their remedies in those circumstances.

In 1995, the Company had several available lines of credit which bore interest at rates ranging from prime plus 0.75% to prime plus 1.5%. These lines of credit were collateralized by certain Founding Companies accounts receivable and guaranteed by certain stockholders. Borrowings under the lines of credit averaged approximately $2.4 million with an average interest rate of 9.75% for the year ended December 31, 1995. Maximum borrowings were approximately $2.9 million for the year ended December 31, 1995. In 1996, average borrowings under the previous lines of credit were approximately $2.5 million with an average interest rate of 8.2%. Maximum borrowings for 1996 were approximately $2.9 million. These lines of credit were repaid during 1996.

Long-Term Debt -

Long-term debt consists of the following (in thousands) -

                                                                                                   December 31,
                                                                                             -------------------------
                                                                                                1995         1996
                                                                                             -----------  ------------
         8% Subordinated Convertible Debentures (a)                                              $2,000        $2,000
         Seller-financed debt on acquisitions, includes annual and quarterly installments through April 1998 and monthly payments based on collected revenues through September 2000 with interest imputed at the rate of 9%.
                                                                                                    490         1,348
         Capital lease obligations due through August 2000 with interest at rates ranging
             from 7.5% to 21.65% and secured by the related property                                428           636
         Various equipment and vehicle notes payable to banks and finance companies due through January 2000 with interest ranging from 8.0% to 11.75% and secured by
             various assets of certain Founding Companies                                           321           341
         Debt due to former owners, their relatives, and employees of a business acquired by the Company in 1996, with quarterly principal and interest payments through
             September 2001 together with interest at a rate of 8%.                                   0           185
         Term loans payable to various banks due through September 1998. Interest ranging from 5% to 12.5%, interest and principal payable monthly and secured by various assets of the Founding Companies .  The term loans were repaid during
             1996.                                                                                1,593             0
         Notes payable to various  stockholders of the Founding Companies due on various dates through April 1998. Interest ranging from 6% to prime plus .5% with  interest and  principal  payable in varying  amounts ranging  from due on demand to April 1998.  The notes  payable were repaid during 1996.
                                                                                                    515             0
         Notes payable due on various dates through April 1998. Interest ranging from 7.25% to 10% with  interest  and  principal  payable  monthly, secured  by various  assets of the  Founding  Companies.  The notes payable were repaid during 1996.
                                                                                                    469             0
         Small business  administration loan with monthly principal and interest payments  and a final  payment  due in December  1998.  Interest is payable  at prime  plus 1% and  secured  by all of the  assets of a subsidiary  of the  Company  and a personal  guarantee  of a former shareholder of the subsidiary. The loan was
             repaid during 1996.                                                                     74             0
         Other                                                                                       44            57
                                                                                             -----------  ------------




                                                                                                  5,934         4,567
         Less - Current maturities                                                                2,907         1,152
                                                                                             -----------  ------------




                                                                                                 $3,027        $3,415
                                                                                             ===========  ============

a) In September 1995, the Company issued $2 million in the aggregate principal amount of its 8% Subordinated Convertible Debentures due 2000 (the "Debentures"). The Debentures mature on August 21, 2000. Interest on the Debentures accrues at the rate of 8% per annum from the date of issuance and is payable quarterly on each February 21, May 21, August 21 and November 21. The Debentures are redeemable at the option of the Company, in whole or in part, without premium or penalty at any time on or after August 18, 1998, at their face amount plus accrued and unpaid interest, if any, to the date of redemption. The Debentures are redeemable at the option of the holder, in whole but not in part, without premium or penalty, at any time after August 21, 1998. The Debentures are convertible into 180,995 shares of Common Stock at the option of the holder through August 20, 2000 at a conversion price equal to 85% of the initial public offering price ($11.05).

The  aggregate  amounts  of  annual  principal   maturities  of  long-term  debt
(excluding capital lease obligations) as of December 31 1996 are as follows (in thousands) -

        1997                                                                                                        $903
        1998                                                                                                         506
        1999                                                                                                         340
        2000                                                                                                       2,148
        2001                                                                                                          34
                                                                                                            -----------------

          Total                                                                                                   $3,931
                                                                                                            =================




The Company leases certain transportation equipment under capital lease agreements which expire at various dates. At December 31, 1996, minimum annual payments under capital leases, including interest, are as follows (in thousands)
-

        1997                                                                                                        $292
        1998                                                                                                         212
        1999                                                                                                         146
        2000                                                                                                          62
                                                                                                               ---------------

          Total minimum payments                                                                                     712
        Less - Amounts representing interest                                                                         (76)
                                                                                                               ---------------

          Net minimum payments                                                                                       636
        Less - Current portion of obligations under capital leases                                                  (249)
                                                                                                               ---------------

          Long-term portion of obligations under capital leases                                                     $387
                                                                                                               ===============




(9)      EMPLOYEE BENEFIT PLANS:

Several of the Founding Companies had defined contribution plans, which allowed for voluntary pretax contributions by the employees. The Founding Companies paid all general and administrative expenses of the plans and in some cases made matching contributions on behalf of the employees. The Company adopted a 401(k) retirement plan during 1996 and merged all of the former Founding Company plans into the newly adopted plan. Substantially all employees are eligible to participate in the plan and are permitted to contribute between 1% and 20% of their annual salary. The Company has the right to make discretionary contributions which will be allocated to each eligible participant. The Company did not make a contribution for the year ended December 31, 1996.

(10)     INCOME TAXES:

Federal and state income tax provision (benefit) for the years ended December 31, 1995 and 1996 are as follows (in thousands) -

                                                                                    1995              1996
                                                                               ---------------- ------------------
           Federal-
             Current                                                                     $424              $28
             Deferred                                                                      77             (752)
           State                                                                           81             (120)
                                                                               ---------------- ------------------


                                                                                         $582            ($844)
                                                                               ================ ==================

The differences in Federal income taxes provided and the amounts determined by applying the Federal statutory tax rate (34%) to income (loss) before income taxes for the years ended December 31, 1995 and 1996, result from the following (in thousands) -

                                                                                    1995              1996
                                                                              -----------------  ----------------

            Tax at statutory rate                                                        $132              ($519)
            Add (deduct) the effect of-
              State income taxes                                                           53                (79)
              Nondeductible expenses and other, net                                        27                 65
              Provision for potential tax matters                                         400                  0
              Reduction of estimated taxes provided in the prior year                       0               (311)
              Other                                                                       (30)                 0
                                                                              -----------------  ----------------


                                                                                         $582              ($844)
                                                                              =================  ================


The Founding Companies filed "short-period" Federal tax returns through November 30, 1995. In connection with such filings the Company provided $400,000 during 1995 to cover any potential exposures related to the filings.

The components of deferred income tax liabilities and assets, are as follows (in thousands) -

                                                                                       December 31,
                                                                            -----------------------------------
                                                                                 1995                1996
                                                                            ----------------    ---------------
          Current deferred income tax asset -
             Allowance for doubtful accounts                                          $513                $690
             Reserves and other, net                                                   147                 356
                                                                            ----------------    ---------------

                 Total deferred income tax asset                                      $660              $1,046
                                                                            ================    ===============

          Non-current deferred income tax liability -
             Cash to accrual differences, net                                      ($1,158)              ($369)
             Accumulated depreciation and amortization                                (385)               (658)
                                                                            ----------------    ---------------

                 Total deferred income tax liability                               ($1,543)            ($1,027)
                                                                            ================    ===============

(11)     COMMITMENTS AND CONTINGENCIES:

 Operating Leases -

The approximate minimum rental commitments of the Company, under existing agreements as of December 31, 1996, are as follows (in thousands) -

1997                                                                                                 $3,694
1998                                                                                                  2,921
1999                                                                                                  2,231
2000                                                                                                  1,406
2001                                                                                                    884
Thereafter                                                                                            2,161


Rent expense  related to operating  leases  amounted to  approximately
$1.9 million and $4.4 million for the years ended December 31, 1995 and 1996, respectively.

Litigation -

         On March 19, 1997, a purported class action complaint, captioned Gapszewicz v. Consolidated Delivery & Logistics, Inc., et al. (97 Civ. 1939), was filed in the United States District Court for the Southern District of New York against the Company, certain of the Company's present and former executive officers, and the co-managing underwriters of the Company's initial public offering (the "Offering"). The gravamen of the complaint is that the Company's registration statement for the Offering contained misstatements and omissions of material fact in violation of the federal securities laws and that the Company's financial statements included in the registration statement were false and misleading and did not fairly reflect the Company's true financial condition. The complaint seeks the certification of a class consisting of purchasers of the Company's Common Stock from November 21, 1995 through February 27, 1997, rescission of the Offering, attorneys' fees and other damages. The Company believes that the allegations contained in the complaint are without merit and intends to defend the action vigorously.

         On April 14, 1997, the Company received notice that a purported class action complaint was filed against the Company, certain of the Company's directors, and the co-managing underwriters of the Company's initial public offering. The complaint was filed by the plaintiff Morris Rubin on behalf of buyers of Consolidated Delivery & Logistics, Inc.'s stock during the period November 20, 1995 through February 27, 1997. As of April 15, 1997 the Company had not yet been served with the complaint and therefore cannot comment further on the allegations contained therein.

The Company and its subsidiaries are from time to time, parties to litigation arising in the normal course of their business, most of which involves claims for personal injury and property damage incurred in connection with their operations. Management believes that none of these actions, including the above actions, will have a material adverse effect on the financial position or results of operations of the Company and its subsidiaries.

Sales Agency Agreements -

The  Company  has  entered  into  sales  agency   agreements  with   independent
contractors with varying terms to perform courier services on behalf of the Company. The independent contractors provide marketing and sales services and the Company provides the resources to perform courier services. In connection with these transactions the Company retains from the independent contractors a fee for services rendered of approximately 10% of revenues. Sales agency fees totaled $1 million and $3.8 million in 1995 and 1996, respectively.

(12)     STOCKHOLDERS' EQUITY:

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

Pursuant to a Representation Agreement, dated November 15, 1994 (as amended, the "Representation Agreement"), between the Company and CTA Group, LLC ("CTA"), David T. Lardier agreed to lend or otherwise advance to the Company all funds necessary to effect the Mergers and to provide CTA with all funds necessary to provide the services to be provided by CTA under the Representation Agreement, including but not limited to, the funds necessary to retain and pay certain professional expenses incurred in connection therewith. In exchange, the Company agreed upon completion of the Mergers to reimburse Mr. Lardier for the amounts advanced.

At June 30, 1995, CTA had incurred expenses totaling approximately $1.3 million in connection with the Mergers (consisting primarily of professional fees and expenses) for which it had not been reimbursed by Mr. Lardier. Under the terms of the Representation Agreement, Messrs. Mattei and Wojak had the right to require the Company to repurchase the 1,400,000 shares of common stock held by Mr. Lardier at a price of $1,000 (his original purchase price) in the event that Mr. Lardier did not advance funds needed to complete the Mergers.

Pursuant to Mr. Lardier's failure to perform under the Representation Agreement, CTA redeemed his shares for his original purchase price. Pursuant to a Termination Agreement, dated August 14, 1995 (the "Termination Agreement") the Company agreed to permit Mr. Lardier to assign 99,446 shares of common stock and his contingent right to repayment of funds advanced plus interest (fixed at $1.2 million) to certain of Mr. Lardier's creditors in exchange for their releases of all claims against CTA and the Company. In addition, Mr. Lardier agreed that CTA was not entitled to any fee upon the completion of the Mergers. The Company has also agreed to release Mr. Lardier from any obligation to fund the unreimbursed expenses incurred by CTA prior to the date of the Termination Agreement and his continuing obligation to fund future expenses.

Under a management agreement in 1995, certain officers reduced their ownership of Common Stock by 305,577 shares to an aggregate of 394,423 shares.


(13)     STOCK OPTION PLANS:

The Company has two stock option plans under which employees and independent directors may be granted options to purchase shares of Company Common Stock at or above the fair market value at the date of grant. Options generally vest in one to four years and expire in 10 years.

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

Information regarding the Company's stock option plans is summarized below:

                                                      Employee Stock
                                                     Compensation Plan                         Director Plan
                                          ----------------------------------------   -----------------------------------
                                               Shares            Exercise Price         Shares         Exercise Price
                                          ------------------    ------------------   -------------    ------------------
     Shares under option:
       Outstanding at
       January 1, 1995                                 0                                    0
         Granted                                 390,500             $13.00             4,500              $13.00
         Exercised                                     0                                    0
         Canceled                                      0                                    0
                                          ------------------                         -------------

       Outstanding at
       December 31, 1995                         390,500             $13.00             4,500              $13.00
         Granted                                 216,706 (1)     $6.13 - $13.00         3,000               $4.75
         Exercised                                     0                                    0
         Canceled                                (52,138)                                   0
                                          ------------------                         -------------

       Outstanding at
       December 31, 1996                         555,068         $6.13 - $13.00         7,500          $4.75 - $13.00
                                          ==================                         =============



(1) Includes 100,179 grants approved by the Compensation Committee of the Board of Directors in January 1996 that were priced effective as of the date of the Mergers (November 27, 1995).

At December  31, 1996,  options  available  for grant under the  Employer  Stock
Compensation   Program  and  the  Director   Plan  total   844,932  and  92,500,
respectively.

Effective January 1, 1996, the Company adopted the provisions of SFAS 123. As permitted by SFAS 123, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net loss and loss per share in 1996 and 1995 would not have been affected as the fair value of the options was less than the exercise price. The fair value was estimated using the Black-Scholes option pricing model based on the weighted average market price at grant date of $13.00 in 1995 and $11.37 in 1996 and the following assumptions: risk free interest rate of 6.5% for 1995 and 1996, expected life of 10 years for 1995 and 1996 and volatility of 82% for 1995 and 1996.

(14)     RELATED PARTY TRANSACTIONS:

Notes Payable To Stockholders -

A director and a stockholder of the Company together with their spouses obtained a $500,000 bank line of credit which was used to provide working capital. The line, which expired in August of 1996, bore interest at prime plus 1/2%, and was guaranteed by a subsidiary of the Company. The outstanding balance under the line of credit was repaid by the Company during 1996.

A subsidiary of the Company repaid a relative of the subsidiary's former owners $67,000 in connection with a loan outstanding as of December 31, 1995.

Leasing Transactions -

Certain subsidiaries of the Company paid an aggregate of $217,000 and $851,000 for the years ended December 31, 1995 and 1996, respectively, in rent to certain directors, stockholders or Companies owned and controlled by directors or stockholders of the Company. Rent is paid for office, warehouse facilities and transportation equipment.

Administrative Fees and Other -

The Company paid sales commissions and consulting fees of $229,000 in 1995 and $2.1 million in 1996 to companies affiliated through common ownership with directors or stockholders of the Company or to former employees of the Company or its subsidiaries.

In connection with the merger discussed in Note 2, stockholders of the Founding Companies entered into five-year covenants-not-to-compete with the Company. Additionally, certain of the stockholders received employment contracts.

(15)   RESTRUCTURING CHARGE:

During the fourth quarter of 1996, the Company recognized the impact of several non-recurring charges totaling $1.4 million ($0.12 per share). The restructuring charge includes salary and contract settlements, abandonment of operating leases and other costs associated with management headcount reduction and other consolidation issues. At December 31, 1996, $602,000 was included in accrued expenses and $781,000 was included in other liabilities related to this charge in the accompanying consolidated financial statements.

(16)   SUBSEQUENT EVENTS:

On January 31, 1997, the Company sold a subsidiary involved in contract logistics, headquartered in Traverse City, Michigan, to its former owner and president in exchange for 137,239 shares of the Company's Common Stock, valued at approximately $4.38 per share. In connection with the sale, the Company recorded a gain of approximately $830,000 before applicable Federal and state income taxes in the first quarter of 1997. Revenues from this operation were approximately $8.2 million and $4.6 million for the years ended December 31, 1995 and 1996, respectively, and $400,000 for the month ended January 31, 1997. Operating losses were approximately $123,000 and $650,000 for the years ended December 31, 1995 and 1996, respectively and $20,000 for the month ended January 31, 1997.

On January 31, 1997, a subsidiary of the Company contracted with a vehicle leasing company to lease 175 delivery vehicles. The net present value of the three-year agreement, which is being accounted for as a capitalized lease, is estimated at $2.3 million. Receipt of the vehicles is expected to begin in March 1997 and conclude by May 1997.

    Item 9. Changes in and Disagreements with Accountants on Accounting and
                              Financial Disclosures

         Not applicable.

III-2


                                                     PART III


Item 10.  Directors and Executive Officers of the Company

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1997 Annual Meeting of Stockholders, except for certain information relating to the Company's executive officers which is provided below.

Executive Officers

       The following table sets forth certain information as of February 5, 1997 concerning each of the Company's executive officers:



                 Name                   Age                       Position

   Albert W. Van Ness, Jr.              54     Chairman of the Board, Chief Executive Officer
                                               and Director
   William T. Brannan                   48     President, Chief Operating Officer and Director
   Joseph G. Wojak                      59     Executive Vice President, Chief Financial
                                               Officer, Secretary and Director
   William T. Beaury                    44     Vice Chairman - Strategic Planning and Director
   Cynthia A. Gentile                   31     General Counsel and Assistant Secretary
   Norton F. Hight                      63     Vice President - Corporate Development
   Joseph J. Leonhard                   45     Vice President - Controller



 .........Albert  W. Van Ness, Jr. has served as the Chairman of the Board, Chief
Executive Officer and Director of the Company since February 1997. He remains a Managing Partner of Club Quarters, LLC, a hotel development and management company, since October 1992. From June 1990 until October 1992, Mr. Van Ness served as Director Consultant of Managing People Productivity, a consulting firm. Prior thereto, from 1982 until June 1990, Mr. Van Ness held various executive offices with Cunard Line Limited, a passenger ship and luxury hotel company, including Executive Vice President and Chief Operating Officer of the Cunard Leisure Division and Managing Director and President of the Hotels and Resorts Division. Prior thereto, Mr. Van Ness served as the President of Seatrain Intermodal Services, Inc., a cargo shipping company.

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

 .........William  T. Beaury has served as the Vice Chairman - Strategic Planning since December 1995. Prior thereto, Mr. Beaury was a co-founder and the Chairman and a director of SureWay Air Traffic Corporation ("SureWay") and SureWay Logistics Inc., since 1984 and October 1993, respectively, both of which were acquired by the Company in the Mergers. In addition, since 1975, Mr. Beaury has served as President of Assets Management Limited, an investment management company which previously owned 74% of SureWay. Mr. Beaury has 20 years of experience in the same-day ground and air delivery industry. Mr. Beaury also has been a member of the Air Conference of America since 1980, The Advertising Production Club since 1988, and a member of the Presidents Association - the CEO Division of the American Management Association.

 .........Cynthia  A. Gentile has been General Counsel and Assistant Secretary of the Company since May 1996 and June 1995, respectively. From May 1995 until May 1996, Ms. Gentile was the Assistant General Counsel of the Company. Prior thereto, Ms. Gentile was a consultant to the Swiss Bank Corporation from October 1994 to May 1995. From February 1993 until May 1994, Ms. Gentile was an associate with the law firm of Detisch, Christensen & Wood. Prior thereto, from September 1992 until February 1993 Ms. Gentile was an associate with Smith, Smith & Kring.

 .........Norton  F. Hight has been  Vice-President-Corporate  Development of the
Company since December 1995. From March 1995 to December 1995, Mr. Hight served as Chairman and CEO of Crown Courier Systems, which was acquired by the Company in the Mergers. Prior thereto, Mr. Hight served as President of Crown Courier Systems from May 1974 to March 1995. From June 1976 to March 1995, Mr. Hight served as President of Bestway Distribution Services (formerly Bestway Cartage Corp.), which was acquired by the Company in the Mergers. Mr. Hight has twenty-two years experience in the same-day delivery industry. Mr. Hight has been a member of the Messenger Courier Association of the Americas since 1990 and served on the Board of Directors. Mr. Hight has also been a member of the Florida Messenger Association since 1988 where he also served on the Board of Directors.

 .........Joseph  J.  Leonhard has been the  Controller of the Company since June
1995 and was appointed to the position of Vice-President in May 1996. Prior thereto, from June 1987 until June 1995, Mr. Leonhard was the Controller and Chief Financial Officer of Scientific Devices East, Inc.

Item 11.  Executive Compensation

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1997 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1997 Annual Meeting of Stockholders.


Item 13.  Certain Relationships and Related Transactions

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1997 Annual Meeting of Stockholders.

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1)  Financial Statements

       See Item 8. Financial Statements and Supplementary Data.

(a)(2)  Financial Statement Schedules

                                      INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                            Page
CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES:
       Schedule II - Consolidated Valuation and Qualifying Accounts -
           For the period from inception (June 30, 1994) through December 31, 1994 and for the years ended December 31, 1995 and 1996...................................................S-1


         All other schedules called for by Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.


(a)(3)  Exhibits

         The Exhibits listed in (c) below are filed herewith.


(b)  Reports on Form 8-K

         None.


(c)  Exhibits

      Exhibit                                                 Description
       Number
        3.1          Second Restated  Certificate of  Incorporation  of  Consolidated  Delivery &  Logistics,  Inc.
                     (filed as Exhibit 3.1 to the Company's  Registration Statement on Form S-1 (File No. 33-97008)
                     and incorporated herein by reference).

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

        10.3         Employment Agreement, dated as of February 5, 1997, with Albert W. Van Ness, Jr.

        10.4         Employment  Agreement,  dated as of September 8, 1995, with
                     John  Mattei  (filed  as  Exhibit  10.5  to  the  Company's
                     Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

        10.5 Amendment, dated April 11, 1996, to Employment Agreement, with John Mattei (filed as Exhibit 10.5 to the Company's
                     Quarterly  Report on Form 10-Q for the fiscal quarter ended
                     March 31, 1996 (File No. 0-26954) and incorporated herein by reference).

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

        10.8         Employment  Agreement,  dated as of  September 15,  1995,  with  William T.  Beaury  (filed as
                     Exhibit  10.9 to the  Company's  Registration  Statement on Form S-1 (File No.  33-97008)  and
                     incorporated herein by reference).

        10.9         Employment Agreement,  dated as of September 15, 1995, with
                     Vincent  Brana  (filed as  Exhibit  10.11 to the  Company's
                     Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

       10.10         Employment Agreement,  dated as of September 15, 1995, with
                     Michael  Brooks  (filed as Exhibit  10.12 to the  Company's
                     Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

       10.11         Employment Agreement,  dated as of September 15, 1995, with
                     Norton  Hight  (filed  as  Exhibit  10.18 to the  Company's
                     Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

       10.12         Employment  Agreement,  dated as of  September 15,  1995,  with  Andrew B.  Kronick  (filed as
                     Exhibit  10.21 to the  Company's  Registration  Statement on Form S-1 (File No.  33-97008) and
                     incorporated herein by reference).

       10.13         Employment Agreement,  dated as of September 15, 1995, with
                     Labe  Leibowitz  (filed as Exhibit  10.24 to the  Company's
                     Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

       10.14         Employment Agreement,  dated as of September 15, 1995, with
                     Thomas  LoPresti  (filed as Exhibit  10.26 to the Company's
                     Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

       10.15         Employment Agreement,  dated as of September 15, 1995, with
                     Robert  Wyatt  (filed  as  Exhibit  10.35 to the  Company's
                     Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

       10.16         Forbearance and Amendment Agreement dated as of April 14, 1997.

        11.1         Statement Regarding Computation of Net Loss Per Share.

        21.1         List of subsidiaries of Consolidated Delivery & Logistics, Inc.

        23.1         Consent of Independent Public Accountants

        25.1         Power of Attorney

        27.1         Financial Data Schedule (for electronic submission only)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 1997.

                           CONSOLIDATED DELIVERY & LOGISTICS, INC.



                           By: ___________________________
                               Albert W. Van Ness, Jr.,
                               Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 15, 1997.


                       Signature                                                     Capacity


               __________________________                 Chairman of the Board, Chief Executive Officer (Principal
                Albert W. Van Ness, Jr.                   Executive Officer) and Director


               __________________________                 President, Chief Operating Officer and Director
                   William T. Brannan


               __________________________                 Executive Vice President, Chief Financial Officer (Principal
                    Joseph G. Wojak                       Financial and Accounting Officer), Secretary and Director


               __________________________                 Vice Chairman-Strategic Planning and Director
                   William T. Beaury


               __________________________                 Director
                    Vincent P. Brana


               __________________________                 Director
                     Michael Brooks


               __________________________                 Director
                   Andrew B. Kronick


               __________________________                 Director
                     Labe Leibowitz


               __________________________                 Director
                    Thomas LoPresti


               __________________________                 Director
                      John Mattei


               __________________________                 Director
                   Kenneth W. Tunnell


               __________________________                 Director
                      Robert Wyatt






































*By: _________________________
         Joseph G. Wojak,
         Attorney-in-Fact

                                                                     Schedule II

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                       Balance             Charged
                                          at              to Costs                                             Balance
                                       Beginning             and                                                at End
         Description                   of Period          Expenses         Write-offs          Other              of
                                                                               (a)              (b)             Period
-------------------------------     ---------------     --------------    --------------    -------------    -------------
For the period  from  inception  (June 30,  1994)  through  December  31, 1994 -
  Allowance for
  doubtful accounts                       $0                 $0                $0                $0               $0
-------------------------------     ===============     ==============    ==============    =============    =============

For the year ended
   December 31, 1995 -
   Allowance for doubtful
   accounts                               $0                $204              ($48)            $1,129           $1,285
                                    ===============     ==============    ==============    =============    =============

For the year ended
   December 31, 1996 -
   Allowance for doubtful
   accounts                             $1,285             $1,422           ($1,002)             $0             $1,705
                                    ===============     ==============    ==============    =============    =============


(a)      Represents write-offs net of recoveries.
(b)      Represents the addition of the Founding Companies.
























        The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                 INDEX TO EXHIBITS

    Exhibits                                                                                              Page

     10.16     Forbearance and Amendment Agreement dated April 14, 1997                                      2

      11.1     Statement Regarding Computation of Net Loss Per Share                                         13

      21.1     List of Subsidiaries of Consolidated Delivery & Logistics, Inc.                               15

      23.1     Consent of Independent Public Accountants                                                     16

      25.1     Power of Attorney                                                                             17

      27.1     Financial Data Schedule (for electronic submission only)                                      19

                                                                    EXHIBIT 11.1
                       FORBEARANCE AND AMENDMENT AGREEMENT

                           dated as of April 14, 1997

                                      among

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.

                              SUBSIDIARY BORROWERS

                           THE BANKS SIGNATORY HERETO

                                       and

                                   SUMMIT BANK

                                    as Agent

                                       and

                                MELLON BANK, N.A.

                                   as Co-Agent

                  FORBEARANCE AND AMENDMENT AGREEMENT ("Agreement") dated as of April 14, 1997 among CONSOLIDATED DELIVERY & LOGISTICS, INC., a corporation organized under the laws of Delaware (the "Borrower"), each of the Subsidiaries of the Borrower which is a signatory hereto (individually a "Subsidiary Borrower" and collectively the "Subsidiary Borrowers" and, together with the Borrower, the "Obligors"), each of the banks which is a signatory hereto (individually a "Bank" and collectively the "Banks") and SUMMIT BANK (as successor to UNITED JERSEY BANK), a banking corporation organized under the laws of the State of New Jersey, as agent for the Banks (in such capacity, together with its successors in such capacity, the "Agent") and MELLON BANK, N.A., a national banking association, as co-agent for the Banks (in such capacity, together with its successors in such capacity, the "Co-Agent").

                  WHEREAS, the Obligors, the Agent, the Co-Agent and the Banks are parties to that certain Credit Agreement ("Credit Agreement") dated as of May 31, 1996, pursuant to which the Banks have extended credit and provided certain financial accommodations to the Obligors; and

                  WHEREAS, the Borrower has informed the Banks that, as of December 31, 1996, March 31, 1997, and as of the date hereof, it is in breach of certain of the financial covenants contained in the Credit Agreement and it anticipates that it will continue to be unable to comply with such financial covenants during fiscal year 1997; and

                  WHEREAS, the Borrower has requested that the Banks waive such defaults and forbear from exercising their rights and remedies under the terms of the Credit Agreement for a limited period of time in order to provide the Borrower and the Obligors with an opportunity to seek substitute financing to repay the amounts owing to the Banks; and

                  WHEREAS, the Banks have agreed to enter into this Agreement subject to the amendments to the Credit Agreement and the other terms and conditions contained herein.

                  NOW THEREFORE, in consideration of the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows.

                  1. Definitions. Except as otherwise defined herein, words and terms defined in the Credit Agreement shall have the same meaning when used herein.

                  2. Waiver and Forbearance. Subject to the terms and conditions contained herein, the Banks do hereby agree that, as of December 31, 1996 and during the period commencing on January 1, 1997 and ending on the date of this Agreement, the Banks shall and do hereby (i) waive any breach by the Borrower of the financial covenants contained in Sections 8.01, 8.02, 8.03 and 8.04 of the Credit Agreement (the "Subject Financial Covenants") and (ii) agree to forbear from exercising any rights or remedies under the terms of the Credit Agreement in respect of any breach of the Subject Financial Covenants occurring as of the date of this Agreement and through April 1, 1998.

                  3. Amendment to Credit Agreement. Effective as of April 14, 1997, the Borrower, the other Obligors, the Banks, the Agent and the Co-Agent hereby amend and modify the Credit Agreement as follows:

                  3.1. The following definitions set forth in Section 1.01 of the Credit Agreement shall be amended to read as follows:

                  "Applicable Commitment Fee Rate" means 0.50% per annum.

                  "Applicable Margin" means (a) with respect to Fixed Rate Loans outstanding as of April 14, 1997, 4.50% per annum, and (b) with respect to Variable Rate Loans (i) until June 30, 1997, 2.50% per annum and (ii) as of June 30, 1997 and thereafter, 3.50% per annum; provided, however, that if the Borrower shall deliver to the Banks a Commitment Letter on or before June 16, 1997, then the "Applicable Margin" shall remain 2.50% per annum for so long as such Commitment Letter remains in effect.

                  "Available Commitment" means (i) $8,750,000 until June 15, 1997 and (ii) as of June 16, 1997 and any date thereafter, the lesser of (A) $8,750,000 or (B) the Borrowing Base as of such date.

                  "Eligible Accounts Receivable" means, as of any date, the aggregate amount of all accounts receivable at such date owing to the Obligors, or any of them, which accounts receivable meet all of the following requirements:

                  (a) such account receivable represents a complete bona fide transaction which requires no further act under any circumstances on the part of any Obligor to make such account receivable payable by the account debtor;

                  (b) such account receivable shall not be unpaid more than 90 days beyond its original invoice date, unless the account debtor thereof is a Rated Customer, in which event such account receivable shall not be unpaid more than 150 days beyond its original invoice date;

                  (c) such account receivable is not evidenced by chattel paper, a note or an instrument of any kind, unless the same has been pledged to, and is in the possession of, the Agent under the terms of the Pledge Agreement;

                  (d) the account debtor with respect to such account receivable is not, to the best of each Obligor's knowledge, insolvent or the subject of any bankruptcy or insolvency proceedings of any kind or of any other proceeding or action, which might have a materially adverse effect on the business of such account debtor;

                  (e) if such account receivable arises from the performance of services, such services have been fully rendered in the ordinary course of such Obligor's business;

                  (f) the principal office or corporate headquarters of the account debtor with respect thereto is located within the United States of America;

                  (g) such account receivable is a valid, legally enforceable obligation of the account debtor with respect thereto and is not subject to any present or contingent, and each Obligor has no knowledge of the existence of any facts which may form the basis for any future, offset, counterclaim, recoupment or any other offset for credits, advancements or adjustments by the account debtor because of returned, inferior or damaged goods or unsatisfactory services or for any other reason or other defense on the part of such account debtor, including without limitation, any account payable owing by any Obligor to such account debtor;

                  (h) title and legal ownership to such account receivable is vested in an Obligor, free and clear of any Lien other than a first priority and perfected Lien in favor of the Agent pursuant to the Security Documents;

                  (i) such account receivable is not owing from any Obligor, Consolidated Entity or any Affiliate of any Obligor or Consolidated Entity;

                  (j) such account receivable is not subject to any provision prohibiting its assignment or requiring notice of or consent to such assignment or which renders such account receivable void or unenforceable in the event of any assignment;

                  (k) such account receivable (or portion thereof) does not represent amounts owing as an unearned discount, service charge, deferred interest, late fee or similar service charge, nor shall such account receivable include any rebilling of any existing account receivable;

                  (l) the account debtor with respect to such account receivable is not the United States government or any Governmental Authority;

                  (m) such accounts receivable is not owing from an account debtor as to whom 25% or more of the accounts receivable owing to the Obligors from such account debtor are unpaid for more than 90 days past the original invoice date (unless such account debtor is a Rated Customer);

                  (n) to the extent that the account debtor with respect to any account receivable is the account debtor with respect to more than 25% (in dollar amount) of all accounts receivable of the Obligors, such portion of the accounts receivable of such account debtor which exceeds such 25% shall not be included within "Eligible Accounts Receivable";

                  (o) such account receivable is evidenced by a written invoice or other documentation in form and substance satisfactory to the Banks;

                  (p) such account receivable is payable in U.S. Dollars by the account debtor;

                  (q) such account receivable is in an amount not less than the amount represented by the Obligors to be owing by the account debtor in respect of such account receivable; and

                  (r) such account receivable is not owing by an account debtor whom the Banks have reasonably determined to be uncreditworthy (whether as a result of the Banks' receipt of an unsatisfactory credit report or unsatisfactory experience by any Bank or Obligor with such account debtor).

                  "Revolving Credit Termination Date" means April 1, 1998.

                  3.2.      The following definitions shall be added to Section
1.01 of the Credit Agreement.

                  "Borrowing Base" means, as of any date, 50% of the aggregate amount of Eligible Accounts Receivable as of such date less the Consolidated Pre-tax Loss arising since March 31, 1997 through such date.

                  "Borrowing Base Certificate" means a certificate, in a form reasonably acceptable to the Banks, duly completed, executed and delivered by the chief financial officer of the Borrower reflecting computations for each Obligor.

                  "Commitment Letter" means a letter or other written agreement issued to the Borrower which (i) is duly executed and delivered by an established and reputable commercial or institutional lender, (ii) is accepted in writing by the Borrower in a timely manner, (iii) does not require, as a condition to its acceptance, the payment of any fees or expenses which have not been paid, (iv) evidences the obligation of such lender to provide the Borrower with sufficient financing to repay all Senior Obligations, (v) provides for a closing thereunder within 60 days of the date thereof, (vi) does not contain any conditions to closing other than standard and ordinary conditions generally required in similar financing transactions and (vii) has not been modified, rescinded or terminated and is in full force and effect in accordance with its terms.

                  "Consolidated Pre-tax Loss" means, with respect to any period, the pre-tax loss for the Consolidated Entities for such period, as determined on a consolidated basis in accordance with GAAP.

                  "Operating Account" means a demand deposit account established and maintained by the Borrower at the Principal Office of the Agent.

                  3.3. Section 2.01(b) of the Credit Agreement is amended to read as follows: "The Loans may only be outstanding as Variable Rate Loans; provided, however, that any Fixed Rate Loan which is outstanding as of April 14, 1997 may continue to be outstanding until the end of the applicable Interest Period at which time such Fixed Rate Loan shall convert to a Variable Rate Loan."

                  3.4. Section 2.04 of the Credit Agreement is amended to read as follows: "The Obligor which intends to effect a borrowing shall give the Agent and Co-Agent notice of each borrowing to be made hereunder as provided in
Section 2.08. Not later than 3:00 p.m. (eastern time) on the date of such borrowing, each Bank shall, through its Lending Office and subject to the conditions of this Agreement, make the amount of the Loan to be made by it on such day available to the Agent at the Principal Office and in immediately available funds for the account of the Agent. The amount so received by the Agent shall, subject to the conditions of this Agreement, be made available to such Obligor, in immediately available funds, by the Agent crediting the Operating Account."

                  3.5. Section 2.05 of the Credit Agreement is amended to read as follows: "Subject to the provisions of Section 6.10 hereof, the Borrower (on behalf of itself and the other Obligors) shall have the right to make prepayments of principal at any time or from time; provided that (i) the Borrower shall give the Agent notice of each such prepayment as provided in
Section 2.08, (ii) no Fixed Rate Loan outstanding as of April 14, 1997 may be prepaid unless the Borrower provides the Agent for the account of each Bank with compensation in accordance with Section 3.05 and (iii) if at any time the aggregate amount of Loans outstanding exceeds the Available Commitment, the Borrower shall immediately, without any requirement of notice or demand, prepay the Loans in a sufficient amount so that the aggregate principal amount thereof does not exceed the Available Commitment."

                  3.6. Sections 2.06 and 2.07(a) of the Credit Agreement are deleted.

                  3.7. Section 2.08 of the Credit Agreement is amended to read as follows: "Notices to the Agent of each borrowing pursuant to Section 2.04, each prepayment pursuant to Section 2.05 and each reduction or termination of the Available Commitment pursuant to Section 2.07 shall be irrevocable and shall be effective only if received by the Agent and the Co-Agent not later than 11:00 a.m. (eastern time) and (a) in the case of borrowings and prepayments, given the same Banking Day and (b) in the case of reductions or termination of the Available Commitment, given three Banking Days prior thereto. Each such notice shall specify the Loans to be borrowed or prepaid and the amount (subject to Section 2.09) to be borrowed or prepaid and the date of the borrowing or prepayment (which shall be a Banking Day). Each such notice of reduction of the Available Commitment shall specify the amount to be so reduced. The Agent shall promptly and, in any event, within two Banking Days, notify the Banks of the contents of each such notice."

                  3.8. Section 2.11 of the Credit Agreement is amended by adding the following paragraph (e) thereto: "(e) In the event the Borrower does not deliver a Commitment Letter to the Banks on or before June 15, 1997, the Borrower shall pay to the Agent on June 16, 1997, for the account of each Bank (to be shared pro rata based on each Bank's Commitment Percentage), a non-refundable fee of $50,000."

                  3.9. Section 4.02 of the Credit Agreement is amended by adding the following to the end of such Section: "(iii) since March 31, 1997, no event or condition has occurred which has caused or is reasonably likely to cause a Material Adverse Effect, (iv) commencing June 16, 1997, the Borrower shall have delivered to the Banks a Borrowing Base Certificate, dated as of a date no earlier than two Banking Days prior to the date of the making of such Loan and
(v) the aggregate principal amount of all Loans outstanding as of the date of such Loan (and after giving effect thereto) does not exceed the Available Commitment."

                  3.10. Section 6.08 of the Credit Agreement is amended by adding the following paragraph (o) thereto: "(o) Not later than 25 days following the last day of each month, a certificate of the chief financial officer of the Borrower stating whether the Borrower was, as of the last day of the immediately prior month, in compliance with the Net Worth Covenant set forth in Section 8.06 below together with the calculation thereof."

                  3.11. Section 6.10 of the Credit Agreement is amended to read as follows:

                  "(a) (i) Not later than May 2, 1997, each Subsidiary Borrower shall establish a special account ("Special Account") with a depository bank (each a "Depository") selected by such company (and reasonably acceptable to the Banks) for the sole purpose of the receipt of all collections of accounts receivable of such company and (ii) unless otherwise provided herein or otherwise directed by the Banks following the occurrence of an Event of Default, all collections of accounts receivable received by each such company shall be deposited in the respective above-described Special Account of such company immediately upon receipt thereof.

                  (b) Not later than May 15, 1997, (i) each Subsidiary Borrower shall execute, and cause its respective Depository to execute, and deliver to the Banks a blocked account agreement, substantially in the form of Exhibit G attached hereto, with respect to the applicable Special Account. So long as any Depository has not received written notice from the Agent that an Event of Default has occurred and that funds in the Special Account should be remitted to the Concentration Account, such Depository shall, prior to June 16, 1997, be entitled to release funds in its Special Account to its respective Subsidiary Borrower depositor at the request of such company.

                  (c) At any time subsequent to July 15, 1997, the Banks shall have the right, upon not less than 15 days' notice, to direct each Obligor to instruct (to be completed within two weeks of such instruction) all account debtors, and otherwise take any and all actions and steps, so that payment of all of its accounts receivable shall be remitted to one or more post office boxes (collectively, the "Lockbox") which shall be under the sole dominion and control of the Agent (or any agent or representative acting on its behalf). Prior to or concurrently with the establishment of the Lockbox, each Obligor and the Agent shall enter into a lockbox agreement (the "Lockbox Agreement"), substantially in the form of Exhibit H attached hereto.

                  (d) Commencing (i) as of June 15, 1997 or (ii) if the Borrower shall have delivered a Commitment Letter to the Banks on or before June 15, 1997, then as of the earlier to occur of (1) the termination or expiration of such Commitment Letter or (2) July 15, 1997, the Borrower will establish and maintain at the Principal Office of the Agent a special account in the name of the Borrower (the "Concentration Account"). As of and after the commencement date set forth in the preceding sentence, the Borrower and the other Obligors shall, on a daily basis, cause (and Agent is hereby irrevocably authorized to cause, without further consent or action of or objection by the Borrower or the other Obligors) the transfer of all funds from the Special Accounts and from the Lockbox to the Concentration Account. All funds in the Concentration Account shall then be applied (without further action or consent of or notice to any Obligor) by the Agent daily, subject to the Agent's standard clearing procedures and clearing periods for deposited funds, as follows: (i) first, to the payment or reimbursement of all fees, charges and expenses owing by any Obligor to the Banks, the Agent or the Co-Agent under the Facility Documents, (ii) second, to the payment of all accrued and unpaid interest then due and owing under the Loans and (ii) third, to the repayment of the outstanding principal balance of all Loans. Any available funds remaining after full payment of the foregoing shall be transferred to the Operating Account of the Borrower maintained with the Agent.

                  (e) Any Loans to Borrower shall be made, pursuant and subject to the terms and conditions of this Agreement, by the Agent's depositing such sums into the Operating Account. At no time shall any proceeds of Loans be deposited in the Concentration Account or any Special Account.

                  (f) Except as expressly set forth in paragraph (b) above, neither the Borrower nor any other Obligor shall have any right to withdraw, claim, demand or otherwise assert any interest in, to or under any funds held or deposited in any Special Account. At no time shall the Borrower or any other Obligor have any right to withdraw, claim, demand or otherwise assert any interest in, to or under any funds held or deposited in the Lockbox or the Concentration Account."

                  3.12.  Section 7.10(b) of the Credit Agreement is deleted.

                  3.13. Section 7.11 of the Credit Agreement is amended to read as follows: "Make, or permit any of its Subsidiaries to make, any Acquisition."

                  3.14. Section 8.03 of the Credit Agreement is deleted and a new Section 8.06 is added to the Credit Agreement to read as follows:

                  "Net Worth Covenant. As of April 1, 1997 and at all times thereafter, the Borrower will not permit its Consolidated Net Worth to be less than $6,800,000."

                  3.15.  Section  9.01(c)(i)  is amended to read as follows:
"the Borrower or any Obligor shall fail to perform or observe any term, covenant or agreement contained in Sections 2.03 or 6.10 or Articles 7 or 8".


                  3.16.  [deleted]

                  3.17. Section 12.03 of the Credit Agreement is amended by deleting the first sentence thereof and inserting the following in its stead:

                  "The Borrower and each Obligor agree to pay or reimburse each of the Banks and the Agent on demand for: (a) all reasonable out-of-pocket costs and expenses (including, without limitation, the reasonable fees and expenses of counsel for each Bank and the Agent) in connection with (i) after the occurrence of an Event of Default, protecting, advising and defending the interests of the Banks hereunder and under any modification, supplement or waiver of any of the terms of this Agreement or any of the other Facility Documents; (ii) the negotiation or preparation of any modification, supplement or waiver of any of the terms of this Agreement or any of the other Facility Documents (whether or not consummated) and all related agreements and documents; (iii) any Default or any enforcement or collection proceedings resulting therefrom, including, without limitation, all manner of participation in or other involvement with (A) bankruptcy, insolvency, receivership, foreclosure, winding up or liquidation proceedings, (B) judicial or regulatory proceedings and (C) workout, restructuring or other negotiations or proceedings (whether or not the workout, restructuring or transaction contemplated thereby is consummated); (iv) all audit fees, including the fees of the Receivables Audit, all search fees, all filing fees and all other fees and expenses arising in connection with the foregoing; and (v) the enforcement of this Section 12.03; and (b) all transfer, stamp, documentary or other similar taxes, assessments or charges levied by any governmental or revenue authority in respect of this Agreement or any of the other Facility Documents or any other document referred to herein or therein (or any amendments or modifications thereof) and all costs, expenses, taxes, assessments and other charges incurred in connection with any filing, registration, recording or perfection of any security interest contemplated by any Security Document or any other document referred to therein.

                  3.18. Section 12.05(a)(i) of the Credit Agreement is amended by deleting the following phrase therefrom: "provided, however, that within five Banking Days of its receipt of such notice, the Borrower shall have the right to reasonably object to such assignment."

                  4.       Receivables Audit; Lien Searches.

                  4.1. At the sole expense of the Borrower, the Banks shall (i) appoint and retain an agent or representative firm or person to perform an audit and evaluation of the Obligors' accounts receivable (the "Receivables Audit") and (ii) order and obtain copies of lien, tax and judgment searches identifying all financing statements, liens and judgments of record or filed against each Obligor in all jurisdictions reasonably requested by the Banks (the "Lien Search").

                  4.2. The Borrower and the Obligors shall promptly provide all cooperation, information and assistance as may be reasonably requested by the Banks in connection therewith so that such Lien Search shall be completed as soon as possible and such Receivables Audit may be commenced no later than May 5, 1997 and completed as soon as possible; provided, however, that if, prior to May 5, 1997, the Borrower shall deliver to the Banks the written statement of an established and reputable commercial or institutional lender (the "New Lender") stating that (i) such New Lender is considering providing the Borrower with sufficient financing to repay all Senior Obligations, (ii) the New Lender will cause a Receivables Audit (as herein described) to be commenced on or prior to May 5, 1997 and (iii) the New Lender will, without representation, provide the Banks, on a confidential basis, with copies of all reports, analyses and other findings of such Receivables Audit, then, in such event, the Borrower may delay the commencement of a Receivables Audit on behalf of the Banks hereunder for so long as such Receivables Audit on behalf of the New Lender is being diligently conducted, provided, however, such delay shall not exceed 30 days from the Banks' receipt of the aforementioned written statement from the New Lender.

                  4.3. The Borrower and the Obligors acknowledge and agree that the Receivables Audit shall include the confirmation of account balances and the Banks (or such agent or firm) shall have the right to contact account debtors in writing in connection therewith. All costs and expenses incurred by the Banks in connection with the Receivables Audit and Lien Search shall be payable upon demand and shall be deemed Senior Obligations. The Banks agree to share, without representation or recourse, the written reports produced from the Lien Search and Receivables Audit with any prospective lender evaluating a potential financing arrangement with the Obligors so long as such prospective lender executes a confidentiality agreement reasonably acceptable to the Banks.

                  5. Final  Maturity  Date; No Duty to Extend.  The Borrower and
the Obligors shall take any and all actions and steps as may be necessary in order to repay in full all Senior Obligations on or before the Revolving Credit Termination Date. THE BORROWER AND EACH OBLIGOR EXPRESSLY ACKNOWLEDGE THAT THE BANKS HAVE NO OBLIGATION OR DUTY OF ANY KIND, WHETHER EXPRESS OR IMPLIED, TO (1) EXTEND THE REVOLVING CREDIT TERMINATION DATE OR RENEW OR PROVIDE ANY EXTENSION OF CREDIT BEYOND SUCH DATE OR (2) CONSIDER, REVIEW OR SUBMIT FOR APPROVAL ANY REQUEST FOR ANY SUCH EXTENSION OR RENEWAL. ANY SUCH REQUEST MAY OR MAY NOT BE CONSIDERED BY THE BANKS IN THEIR SOLE AND ABSOLUTE DISCRETION OR, IF CONSIDERED, MAY OR MAY NOT BE GRANTED OR APPROVED, OR MAY BE SUBJECT TO SUCH TERMS AND CONDITIONS, INCLUDING WITHOUT LIMITATION, CONDITIONS REGARDING BORROWING AVAILABILITY, COLLATERAL, LOCKBOX ARRANGEMENTS, GUARANTEES, SUBORDINATIONS AND USE OF PROCEEDS, ALL AS THE BANKS MAY DETERMINE IN THEIR SOLE AND ABSOLUTE DISCRETION. THE BORROWER AGREES NOT TO RELY UPON, AND THE BANKS SHALL NOT BE BOUND BY, ANY STATEMENT, REPRESENTATION OR ACTION OF ANY OFFICER OR REPRESENTATIVE OF ANY BANK UNLESS THE SAME SHALL BE EVIDENCED BY A WRITTEN INSTRUMENT DULY EXECUTED AND DELIVERED BY AN AUTHORIZED OFFICER OF EACH BANK.

                  6. Conditions Precedent. This Agreement, and the terms and provisions contained herein, including the forbearance and amendment set forth herein, shall not become effective until the receipt by the Banks of each of the following:

                  (a) an original copy of this Agreement, duly executed and delivered by the Borrower and each Obligor;

                  (b) a Certificate of the Secretary or Assistant Secretary of each of the Obligors (i) attesting to all corporate action taken by such Obligor, including resolutions of its Board of Directors, authorizing the execution, delivery and performance of this Agreement, (ii) certifying the names and true signatures of the officers of such Obligor authorized to sign this Agreement and (iii) verifying that there has been no change to the certificate of incorporation or by-laws of such Obligor since the initial closing under the Credit Agreement, except as attached to such certificate;

                  (c)      [deleted]

                  (d)      a fee of $12,500 for each Bank;

                  (e)  [deleted]

                  (f) to the extent of any bills presented as of the date hereof, payment or reimbursement for all reasonable out-of-pocket costs and expenses incurred by each Bank as of the date hereof in connection with the negotiation and preparation of this Agreement and protecting, analyzing and defending the interests of the Banks hereunder, including without limitation, the reasonable fees and disbursements of counsel for each Bank; and

                  (g) all financial and other information regarding the business and financial condition of the Borrower and each Obligor, including projections and statements of cash flow, as shall be reasonably requested by the Banks.

                  7. Effect. Except as expressly set forth herein, all of the terms and provisions set forth in the Credit Agreement are, and shall continue, in full force and effect.

                  8. Termination of Forbearance, etc.. In the event of (i) any breach by the Borrower or any Obligor of any term, covenant or agreement contained herein, (ii) any representation or warranty of the Obligors contained herein shall prove to have been incorrect in any material respect on or as of the date hereof, or (iii) the occurrence of any Event of Default under the Credit Agreement or any of the Facility Documents, then, without limitation of any right set forth in the Credit Agreement, any Bank may, at its sole option, declare (x) the forbearance described in Section 2 of this Agreement to be terminated and of no force and effect, (y) the Available Commitment to be terminated, whereupon neither the Borrower nor any Obligor shall have the right to request any further Loan and (z) the Senior Obligations to be immediately due and payable.

                  9. Representations, etc. In order to induce the Banks to enter into this Agreement, the Obligors hereby represent, warrant, covenant and agree that, except as set forth in the most recent draft copy of the Borrower's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and the financial statements and notes thereto set forth in Item 8 therein (the "Draft 10-K") delivered to the Banks prior to the date hereof:

                  (a) The Draft 10-K is complete and correct and fairly presents the financial condition of the Obligors as of such date and the results of the operations of the Obligors for the fiscal periods covered thereby, all in accordance with GAAP consistently applied, which Draft 10-K is to be finalized upon execution of this Agreement.

                  (b) Except for the litigation reflected by the Class Action Complaint commenced against the Borrower and other defendants by John Gaspzcwicz in the United States District Court, Southern District of New York, No.
97CIV.1939 (which is deemed incorporated into Schedule II of the Credit Agreement), all of the representations and warranties set forth in the Facility Documents are true, complete and correct in all material respects on and as of the date hereof with the same force and effect as if made on and as of the date hereof and as if set forth at length herein.

                  (c) Except for the breach of the Subject Financial Covenants, no Default or Event of Default presently exists and is continuing on and as of the date hereof.

                  (d) Since March 31, 1997, no event or condition has occurred which has caused or is reasonably likely to cause a Material Adverse Effect.

                  (e) Each Obligor has full power and authority to execute, deliver and perform any action or step which is necessary to carry out the terms of this Agreement; this Agreement has been duly executed and delivered by each Obligor and is the legal, valid and binding obligation of each Obligor and is enforceable in accordance with its terms, subject to any applicable bankruptcy, insolvency, general equity principles or other similar laws affecting the enforcement of creditors' rights generally.

                  (f) The execution, delivery and performance of this Agreement will not (i) violate any provision of any existing law, statute, rule, regulation or ordinance, (ii) conflict with, result in a breach of or constitute a default under (A) the certificate of incorporation of each Obligor or (B) any order, judgment, award or decree of any court, governmental authority, bureau or agency, or (C) any mortgage, indenture, lease or other material contract, agreement or undertaking to which any Obligor is a party or by which any Obligor or any of its properties or assets may be bound, or (iii) result in the creation or imposition of any lien or other encumbrance upon or with respect to any property or asset now owned or hereafter acquired by any Obligor, other than those created or imposed by the Facility Documents.

                  (g) No consent, license, permit, approval or authorization of, exemption by, notice to, report to, or registration, filing or declaration with any person is required in connection with the execution, delivery, performance or validity of this Agreement or the transactions contemplated thereby by the Obligors.

                  (h) Except for the sale of Distribution Solutions, Inc. and the merger of Crown-Bestway Corp. into Silver Star Express, Inc., Schedule IV of the Credit Agreement sets forth, as of the date hereof, the name of (a) each Subsidiary of the Borrower and (b) each Affiliate that is owned by a Consolidated Entity, that has an ownership interest in a Consolidated Entity or that has entered into a transaction with any Consolidated Entity, in each case showing the jurisdiction of its incorporation or organization and showing the percentage of each Person's ownership of the outstanding stock or partnership interests of such Subsidiary or Affiliate. All of the outstanding shares of capital stock and all of the partnership interests of each Subsidiary owned by the Borrower, either directly or indirectly, are validly issued, fully paid and nonassessable (except for statutory wage claims), and all such shares or interests are owned free and clear of all Liens (other than as created under the Security Documents). Except as set forth in said Schedule IV, no Consolidated Entity owns or holds the right to acquire any shares of stock or any other security or interest in any other Person.

                  (i) After giving effect to the  provisions of this  Agreement,
(i) the Borrower is currently solvent and has no intention to file or acquiesce in any bankruptcy or insolvency proceedings at any time hereafter, and (ii) the waiver provided by this Agreement is sufficient for it to reorganize its financial affairs, and if an Event of Default shall occur, the Borrower and each Obliger acknowledge that the Banks shall be entitled (and the Borrower and each Obligor hereby consent) to relief from any automatic stay which may be imposed under Section 362 of Title 11 of the U.S. Code, or under any other applicable provision thereof, and to exercise all rights and remedies to which it may be entitled.

                  (j) The Obligors confirm that all of the Secured Obligations are due and owing in accordance with their respective terms and are not subject to, and the Obligors hereby release and waive, any claim, counterclaim, defense or offset of any kind or nature. The Borrower and each Obligor further release and discharge each Bank, the Agent and the Co-Agent from any claim, demand or liability of any kind or nature arising in connection with or relating to this Agreement and the consummation of the transactions contemplated herein.

                  (k) The Obligors confirm and acknowledge that they were represented by counsel of their choosing in connection with this Agreement and have entered into this Agreement with full understanding of each of the terms and provisions hereof.

                  10. Further Covenants. To induce the Banks to enter into this Agreement, the Obligors further covenant and agree as follows:

                  (a) The Borrower shall deliver to the Banks a true, correct and complete copy of its Annual Report on Form 10-K for the fiscal year ending December 31, 1996 no later than 5:00 p.m., April 15, 1997, which Annual Report shall be substantially identical to the Draft 10-K (except for such changes as shall be identified by the Borrower prior to the execution of this Agreement).

                  (b) Each Obligor shall execute, from time to time, immediately upon request of any Bank, UCC-1 financing statements necessary or desirable for the Banks to further reflect of record their security interests in the property of the Obligors.

                  11. General Provisions. All of the terms and provisions of Article 12 of the Credit Agreement are incorporated herein by reference as if set forth at length herein.

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.
                                            BORROWER:

                                         CONSOLIDATED DELIVERY & LOGISTICS, INC.

                                     By:
                                            Name:
                                            Title:

                                     By:
                                            Name:
                                            Title:


                                         (signatures continued on next page)

                                            SUBSIDIARY BORROWERS:

                                            AMERICAN COURIER, INC.

                                     By:
                                            Name:
                                            Title:

                                     By:
                                            Name:
                                            Title:

                                            CLICK MESSENGER SERVICE, INC.

                                     By:
                                            Name:
                                            Title:

                                     By:
                                            Name:
                                            Title:

                                            COURT COURIER SYSTEMS, INC.

                                     By:
                                            Name:
                                            Title:

                                     By:
                                            Name:
                                            Title:

                                            SILVER STAR EXPRESS, INC.

                                     By:
                                            Name:
                                            Title:

                                     By:
                                            Name:
                                            Title:

                                          CLAYTON/NATIONAL COURIER SYSTEMS, INC.

                                    By:
                                            Name:
                                            Title:

                                     By:
                                            Name:
                                            Title:


                                         (signatures continued on next page)



                                            SUREWAY LOGISTICS CORPORATION

                                     By:
                                            Name:
                                            Title:

                                     By:
                                            Name:
                                            Title:

                                            NATIONAL EXPRESS COMPANY, INC.

                                     By:
                                            Name:
                                            Title:

                                     By:
                                            Name:
                                            Title:

                                            OLYMPIC COURIER SYSTEMS, INC.

                                     By:
                                            Name:
                                            Title:

                                     By:
                                            Name:
                                            Title:

                                            SECURITIES COURIER CORPORATION

                                     By:
                                            Name:
                                            Title:

                                     By:
                                            Name:
                                            Title:

                                            SUREWAY AIR TRAFFIC CORPORATION

                                     By:
                                            Name:
                                            Title:

                                     By:
                                            Name:
                                            Title:






                                         (signatures continued on next page)

                                           CLICK MESSENGER SERVICE OF N.Y., INC.

                                     By:
                                            Name:
                                            Title:

                                     By:
                                            Name:
                                            Title:

                                            SUMMIT BANK, as Agent

                                     By:
                                            Name:
                                            Title:

                                            MELLON BANK, N.A., as Co-Agent

                                     By:
                                            Name:
                                            Title:

                                            BANKS:

                                            SUMMIT BANK

                                     By:
                                            Name:
                                            Title:

                                            MELLON BANK, N.A.

                                     By:
                                            Name:
                                            Title:

                                                                    EXHIBIT 11.1

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES

                               NET LOSS PER SHARE

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                                      (In Thousands Except Share Information)

SHARES CONSIDERED:                                                                        1995                1996
                                                                                   ------------------    ---------------

Weighted  average  portion of 2,100,000  common shares issues in connection with the formation of CD&L adjusted to reflect  1,400,000  common shares redeemed and canceled in connection  with a termination  agreement and 305,577  common shares redeemed and canceled in connection with a management agreement
                                                                                        1,450,479               394,423

Weighted  average  portion of 99,446 common  shares  issued in connection  with a
termination agreement                                                                      37,871                99,446

Weighted  average portion of 2,935,700  common shares issued to the  stockholders
of the Founding Companies                                                                 273,462             2,935,700

Weighted  average  portion of 3,200,000  common shares sold in the Initial Public
Offering                                                                                  298,082             3,200,000

Weighted  average  portion of 166,221 common shares issued in connection with the
acquisitions of businesses                                                                      0                47,977
                                                                                   ------------------    ---------------

         Total common shares considered                                                 2,059,894             6,677,546
                                                                                   ================== == ===============

NET LOSS                                                                                    ($195)                ($683)
                                                                                   ================== == ===============

NET LOSS PER SHARE (a)                                                                      ($.10)                ($.10)
                                                                                   ================== == ===============


(a) The conversion of the Company's debentures and stock options are excluded from the computation as the effect would be antidilutive.

                                                                    Exhibit 21.1

                              LIST OF SUBSIDIARIES


1.    American Courier, Inc.
2.    Clayton/National Courier Systems, Inc.
3.    Click Messenger Service, Inc.
4.    Click Messenger Service of N.Y., Inc.
5.    Court Courier Systems, Inc.
6.    National Express Company, Inc.
7.    Olympic Courier Systems, Inc.
8.    Securities Courier Corporation
9.    Silver Star Express, Inc.
10.   SureWay Air Traffic Corporation
11.   SureWay Logistics Corporation

                                                                   EXHIBIT 23.1




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Consolidated Delivery & Logistics, Inc.:


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 333-3321 and 333-3323).

                               ARTHUR ANDERSEN LLP


Roseland, New Jersey
April 15, 1997

                                                                    Exhibit 25.1

                                POWER OF ATTORNEY

     WHEREAS, the undersigned officers and directors of Consolidated Delivery & Logistics, Inc. (the "Company") desire to authorize Albert W. Van Ness, Jr., William T. Brannan and Joseph G. Wojak to act as their attorneys-in-fact and agents, for the purpose of executing and filing the Company's Annual Report on Form 10-K, including all amendments thereto;

                  NOW, THEREFORE,

                  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert W. Van Ness, Jr., William T. Brannan and Joseph G. Wojak, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to execute the Company's Annual Report on Form 10-K, including any and all amendments and supplements thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                  IN WITNESS WHEREOF, the undersigned have executed this power of attorney in the following capacities as of the15th day of April, 1997.

                        SIGNATURE                                                    TITLE

______________________________                              Chairman  of the Board,  Chief  Executive  Officer  and
Albert W. Van Ness, Jr.                                     Director (Principal Executive Officer)

______________________________                              Chief Operating Officer and Director
William T. Brannan

______________________________                              Executive Vice President,  Chief Financial  Officer and
Joseph G. Wojak                                             Director (Principal Financial and Accounting Officer)

______________________________                              Vice Chairman-Strategic Planning and Director
William T. Beaury

______________________________                              Director
Vincent P. Brana





______________________________                              Director
Michael Brooks

______________________________                              Director
Andrew B. Kronick

______________________________                              Director
Labe Leibowitz

______________________________                              Director
Thomas LoPresti

______________________________                              Director
John Mattei

______________________________                              Director
Kenneth W. Tunnell

______________________________                              Director
Robert Wyatt