Form 10-Q
period 1997-03-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1997-05-14
CIK 1000779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q


(Mark One)

                  Quarterlyreport  pursuant  to  Section  13 or 15  (d)  of  the
                           Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997 or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No___

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of May 9, 1997 was 6,658,551.

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

                                                                                                Page

Part I - Financial Information (unaudited)

         Item 1 - Financial Statements

              Consolidated Delivery & Logistics, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of December 31, 1996, and             3
                           March 31, 1997
                  Condensed Consolidated Statements of Income for the Three Months Ended         4
                           March 31, 1996 and 1997
                  Condensed Consolidated Statements of Cash Flows for the Three Months           5
                           Ended March 31, 1996 and 1997
                  Notes to Condensed Consolidated Financial Statements                           8

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results        9
                           of Operations

Part II - Other Information

         Item 1 - Legal Proceedings                                                              12

         Item 6 - Exhibits and Reports on Form 8-K                                               12

         Signature                                                                               13

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except share information)

                                                                 December 31, 1996      March 31, 1997
                                                                 ------------------    -----------------
                                                                     (Note 1)            (Unaudited)

                            ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $1,725               $2,927
  Accounts receivable, net                                                22,858               21,093
  Prepaid expenses and other current assets                                2,476                3,159
                                                                 ------------------    -----------------
    Total current assets                                                  27,059               27,179

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                  4,316                4,166
OTHER ASSETS                                                               4,315                4,599
                                                                 ==================    =================
    Total assets                                                         $35,690              $35,944
                                                                 ==================    =================

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                                   $7,200               $8,250
  Current maturities of long-term debt                                     1,152                  978
  Accounts payable and accrued liabilities                                13,235               12,901
                                                                 ------------------    -----------------
    Total current liabilities                                             21,587               22,129

LONG-TERM DEBT                                                             3,415                3,310
OTHER LONG-TERM LIABILITIES                                                1,958                2,264
                                                                 ------------------
                                                                                       -----------------
    Total liabilities                                                     26,960               27,703
                                                                 ------------------    -----------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                                0                    0
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 6,795,790 and 6,658,551 shares issued
   and outstanding at December 31, 1996, and
   March 31, 1997, respectively                                                7                    7
 Additional paid-in capital                                                9,601                9,001
 Retained earnings                                                          (878)                (767)
                                                                 ------------------    -----------------
    Total stockholders' equity                                             8,730                8,241
                                                                 ==================    =================
    Total liabilities and stockholders' equity                           $35,690              $35,944
                                                                 ==================    =================








                      See accompanying notes to condensed consolidated financial statements.


            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                           For the Three Months Ended March
                                                                                         31,
                                                                          -----------------------------------
                                                                               1996                1997
                                                                          ---------------     ---------------


REVENUES                                                                     $40,165             $41,735

Cost of Revenues                                                              29,483              31,941
                                                                          ---------------     ---------------

          GROSS PROFIT                                                        10,682               9,794

Selling, General, & Administrative Expenses                                   10,210              10,275
                                                                          ---------------     ---------------

          OPERATING INCOME (LOSS)                                                472                (481)

OTHER (INCOME) EXPENSE:
  Gain on sale of subsidiary                                                       0                (816)
  Other income, net                                                              (94)                (95)
  Interest expense                                                               181                 244
                                                                          ---------------     ---------------

          INCOME BEFORE PROVISION FOR INCOME TAXES                               385                 186

Provision for Income Taxes                                                       162                  75
                                                                          ---------------     ---------------

          NET INCOME                                                            $223                $111
                                                                          ===============     ===============

NET INCOME PER SHARE                                                            $.03                $.02
                                                                          ===============     ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                                            6,630               6,706
                                                                          ===============     ===============















   See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                             --------------------------------
                                                                                 1996              1997
                                                                             --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $223              $111
Adjustments to reconcile net income to net cash provided by (used in)
operating activities -
    Gain on disposal of equipment and leasehold improvements                           0                (6)
    Gain on sale of subsidiary                                                         0              (816)
    Depreciation and amortization                                                    319               426
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                  (1,117)            1,134
        Prepaid expenses and other current assets                                   (704)             (781)
        Other assets                                                                 275              (362)
      Increase (decrease) in -
        Accounts payable and accrued liabilities                                  (1,194)              664
        Other long-term liabilities                                                 (206)              306
                                                                             --------------    --------------
          Net cash provided by (used in) operating activities                     (2,404)              676
                                                                             --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                           0                22
  Additions to equipment and leasehold improvements                                 (536)             (314)
                                                                             --------------    --------------
          Net cash used in investing activities                                     (536)             (292)
                                                                             --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings, net                                                         (44)            1,050
  Proceeds from long-term debt                                                       440                 0
  Repayments of long-term debt                                                    (1,025)             (232)
                                                                             --------------    --------------
          Net cash provided by (used in) financing activities                       (629)              818
                                                                             --------------    --------------

          Net increase (decrease) in cash and cash equivalents                    (3,569)            1,202

CASH AND CASH EQUIVALENTS, beginning of period                                     6,589             1,725
                                                                             --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                                          $3,020            $2,927
                                                                             ==============    ==============












      See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION:

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

                  Certain reclassifications have been made to the prior year's condensed consolidated financial statements in order to conform to the 1997 presentation.

(2)   SALE OF SUBSIDIARY:

                  On January 31, 1997 the Company sold the stock of Distribution Solutions International, Inc. (DSI), a subsidiary involved in contract logistics, to its former owner and president in exchange for 137,239 shares of the Company's common stock, valued at approximately $4.38 per share (the closing price of the Company's common stock on the sale date). In connection with the sale, the Company recorded a gain of approximately $816,000 before applicable federal and state income taxes. Revenues from the operation were approximately $970,000 and $400,000 for the quarter ended March 31, 1996 and the month of January 1997, respectively. Operating losses were approximately $248,000 and $20,000 for the same periods.

                  During the first quarter of 1997, the Company retired all of the common shares acquired in connection with the sale of DSI. The cost of the acquired shares in excess of par value (approximately $600,000) has been charged to additional paid-in capital.

(3)   NON-COMPLIANCE UNDER BANK COVENANTS:

                  The Company and certain of its subsidiaries are parties to a Credit Agreement, dated as of May 31, 1996 (the "Credit Agreement"), with Summit Bank and Mellon Bank, N.A. as co-agents for the banks party thereto (collectively, the "Banks") pursuant to which the Banks have provided the Company with a working capital facility (the "Facility"). At March 31, 1997, as a result of losses during 1996, the Company was in violation of certain of the financial covenants contained in the Credit Agreement, including leverage, interest and fixed charge coverage ratios. In April 1997, the Company entered into a Forbearance and Amendment Agreement with the Banks (the "Forbearance Agreement") pursuant to which the Banks waived any default arising out of the Company's failure to comply with the covenants referenced above and agreed not to exercise any remedies under the Credit Agreement in respect thereof until April 1, 1998. Pursuant to the terms of the Forbearance Agreement, amounts available for borrowing under the Facility were reduced to approximately $8.8 million until June 15, 1997 and, thereafter, to the lesser of $8.8 million or an amount determined on a formula basis taking into account the Company's eligible accounts receivable and any pre-tax losses incurred after March 31, 1997. The interest rates borne by borrowings under the Facility were increased on variable rate loans to prime plus 2.5% and may increase to prime plus 3.5% if the Company does not comply with certain provisions in the Forbearance Agreement (fixed rate loans expiring in June 1997 will bear interest at LIBOR plus 4.5%), the types of borrowings available to the Company were reduced and the commitment fees payable to the Banks were increased. In addition, under the Forbearance Agreement, the Company must maintain a consolidated net worth of at least $6.8 million, may not make any acquisitions and is required to establish certain separate cash collection accounts. All amounts outstanding under the Facility will become due and payable on April 1, 1998. The Company is currently seeking to replace the Facility. However, there can be no assurance that the Company will be able to obtain replacement financing or that such replacement financing will be available on terms acceptable to the Company. In the event that the Company is unable to comply with the terms of the Forbearance Agreement, the Banks will have the right, under the Credit Agreement, to exercise certain remedies, including accelerating the repayment of any loans outstanding thereunder. There can be no assurance that the Banks will continue to forbear from exercising their remedies in those circumstances. If the Banks demand repayment of the loans outstanding under the Facility and no replacement financing is available, the Company might be required to significantly curtail its operations.

(4)   LITIGATION:

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

                  Since the original complaint was filed the Company received notice that other purported class action complaints were filed against the Company, certain of the Company's directors, and the co-managing underwriters of the Company's initial public offering. The complaints were filed by several plaintiffs on behalf of buyers of Consolidated Delivery & Logistics, Inc.'s stock during the period November 20, 1995 through February 27, 1997. As of May 7, 1997 the Company had not yet been served with these complaints and therefore cannot comment further on the allegations contained therein.

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

(5)   EARNINGS PER SHARE:

                  The Financial Accounting Standards Board has issued a new standard, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Company is required to adopt this standard as of December 15, 1997 and early adoption is not permitted. SFAS 128 requires restatement of all prior period earnings per share calculations presented. The Company has determined that adoption of SFAS 128 will have no effect on earnings per share.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Overview

         The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere herein.

Disclosure Regarding Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained in this Form 10-Q includes information that is forward looking, such as the Company's expectations for future performance, its growth and acquisition strategies, its anticipated liquidity and capital needs and its future prospects. The matters referred to in such forward looking statements could be affected by the risks and uncertainties related to the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the Company's lack of prior operating history, the Company's non-compliance with the financial covenants contained in the Credit Agreement and the results thereof, the ability of the Company to successfully integrate the business of acquired companies, the impact of competition, both for customers and for potential acquisition candidates, the need for financing to implement the Company's strategic plan, as well as certain other risks described elsewhere herein. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained herein and elsewhere in this Form 10-Q and the Company's 1996 Annual Report on Form 10-K.

Results of Operations

Revenues

         Revenues for the first quarter of 1997 increased by $1.5 million, or 3.7% to $41.7 million from $40.2 million for the first quarter of 1996. For the first quarter of 1997, air courier revenues increased $1.6 million (13.6%), ground delivery revenues increased $1.8 million (7.5%), and logistics revenues declined by $1.9 million (43.2%). The revenue contribution of Distribution Solutions International, Inc. (DSI), the Company's logistics subsidiary, prior to its disposal decreased from the first quarter of 1996 to the first quarter of 1997 by approximately $570,000.

         Air courier revenues benefited from the addition of approximately $1.2 million in revenues from previously disclosed acquisitions and the expansion of the route structure in the New York City and Los Angeles regions. The balance of growth in air courier revenues primarily represented increased demand from existing customers. Ground delivery revenues benefited from the addition of time services and facilities management services in the New York City region and the addition of contract distribution revenue in the Southeast and Northeast regions of the Company in the pharmaceutical distribution and retail industries. In addition to the sale of DSI, logistics revenues were negatively impacted in the quarter by the delay of a major direct mail marketing program by a customer from the first to the second and third quarters of 1997.

Cost of Revenues

         Cost of revenues increased by $2.4 million or 8.1%, from $29.5 million for the first quarter of 1996 to $31.9 million for the first quarter of 1997. Costs for air courier services increased due to airline fuel surcharges and higher agent costs for pick-up and delivery as well as an overall increase in employee headcount. Steps were taken during the quarter to (i) pass these surcharges along to customers, (ii) renegotiate rates with the airlines and delivery agents and (iii) reduce headcount. Higher equipment rental costs and other operating costs relating to ground delivery which began during the fourth quarter of 1996 in the mobilization and startup of several large distribution contracts continued into the first quarter of 1997. Scheduling and routing procedures are currently being evaluated with the objective of stabilizing and reducing these operating costs.

         As a result of the matters discussed above, gross profit decreased by $900,000, or 8.4% from $10.7 million for the first quarter of 1996 to $9.8 million for the first quarter of 1997. Gross profit stated as a percentage of revenue decreased by 3.1% in the first quarter of 1997 as compared to the first quarter of 1996.

Selling, General and Administrative Expense

         Selling, general and administrative expense decreased as a percentage of revenue from 25.4% for the first quarter of 1996 to 24.6% for the first quarter of 1997 reflecting the results of the Company's continuing consolidation efforts and implementation of various cost control measures which began in the fourth quarter of 1996 and continued throughout the first quarter of 1997. The Company anticipates that selling, general and administrative expenses as a percentage of revenues will continue to demonstrate this trend in the near term as a result of these cost control measures as well as the effects of the incentive compensation program that the Company implemented effective April 1, 1997.

Operating Income

         For the reasons cited above, the Company's operating results decreased from a profit of $472,000 for the first quarter of 1996 to a loss of $481,000 for the first quarter of 1997.

Gain on Sale of Subsidiary

         On January 31, 1997 the Company sold DSI, the Company's logistics subsidiary, for which it recognized a gain in the amount of $816,000.

Interest Expense

         Interest expense increased $63,000 or 34.8% from $181,000 for the first quarter of 1996 to $244,000 for the first quarter of 1997, primarily due to an increase in the Company's outstanding borrowings.

Liquidity and Capital Resources

         Working capital decreased by $500,000 to $5.0 million at March 31, 1997 from $5.5 million at December 31, 1996. Cash and cash equivalents increased by $1.2 million from $1.7 million at December 31, 1996 to $2.9 million at March 31, 1997.

         The increase in cash was primarily due to cash provided by operating activities combined with cash from additional borrowings. These increases were offset by cash used in the disposition of the Company's logistics subsidiary and the purchase of equipment and leasehold improvements.

         Capital expenditures were $536,000 and $314,000 for the first quarter of 1996 and 1997, respectively.

Certain risk factors which may impact future operating results

         The Company and certain of its subsidiaries are parties to a Credit Agreement, dated as of May 31, 1996 (the "Credit Agreement"), with Summit Bank and Mellon Bank, N.A. as co-agents for the banks party thereto (collectively, the "Banks") pursuant to which the Banks have provided the Company with a working capital facility (the "Facility"). At March 31, 1997, as a result of losses during 1996, the Company was in violation of certain of the financial covenants contained in the Credit Agreement, including leverage, interest and fixed charge coverage ratios. In April 1997, the Company entered into a Forbearance and Amendment Agreement with the Banks (the "Forbearance Agreement") pursuant to which the Banks waived any default arising out of the Company's failure to comply with the covenants referenced above and agreed not to exercise any remedies under the Credit Agreement in respect thereof until April 1, 1998. Pursuant to the terms of the Forbearance Agreement, amounts available for borrowing under the Facility were reduced to approximately $8.8 million until June 15, 1997 and, thereafter, to the lesser of $8.8 million or an amount determined on a formula basis taking into account the Company's eligible accounts receivable and any pre-tax losses incurred after March 31, 1997. The interest rates borne by borrowings under the Facility were increased on variable rate loans to prime plus 2.5% and may increase to prime plus 3.5% if the Company does not comply with certain provisions in the Forbearance Agreement (fixed rate loans expiring in June 1997 will bear interest at LIBOR plus 4.5%), the types of borrowings available to the Company were reduced and the commitment fees payable to the Banks were increased. In addition, under the Forbearance Agreement, the Company must maintain a consolidated net worth of at least $6.8 million, may not make any acquisitions and is required to establish certain separate cash collection accounts. All amounts outstanding under the Facility will become due and payable on April 1, 1998. The Company is currently seeking to replace the Facility. However, there can be no assurance that the Company will be able to obtain replacement financing or that such replacement financing will be available on terms acceptable to the Company. In the event that the Company is unable to comply with the terms of the Forbearance Agreement, the Banks will have the right, under the Credit Agreement, to exercise certain remedies, including accelerating the repayment of any loans outstanding thereunder. There can be no assurance that the Banks will continue to forbear from exercising their remedies in those circumstances. If the Banks demand repayment of the loans outstanding under the Facility and no replacement financing is available, the Company might be required to significantly curtail its operations.

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

Inflation

         Inflation has not had a material impact on the Company's results of operations.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings.

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

         Since the original complaint was filed the Company received notice that other purported class action complaints were filed against the Company, certain of the Company's directors, and the co-managing underwriters of the Company's initial public offering. The complaints were filed by several plaintiffs on behalf of buyers of Consolidated Delivery & Logistics, Inc.'s stock during the period November 20, 1995 through February 27, 1997. As of May 7, 1997 the Company had not yet been served with these complaints and therefore cannot comment further on the allegations contained therein.

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



         Dated: May 14, 1996             CONSOLIDATED DELIVERY & LOGISTICS, INC.




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