Form 10-Q
period 1997-06-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1997-08-14
CIK 1000779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q


(Mark One)

                  Quarterlyreport  pursuant  to  Section  13 or 15  (d)  of  the
                           Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997 or

                  Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from_______________to____________


Commission File Number:    0-26954


                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
             (Exact name of Registrant as specified in its charter)


               Delaware                                      22-3350958
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)



380 Allwood Road                                                07012
Clifton, New Jersey                                           (Zip Code)
(Address of principal executive offices)

                           (973) 471-1005
(Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No___

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of August 8, 1997, was 6,658,551.

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX



                                                                                                Page


Part I - Financial Information (unaudited)

         Item 1 - Financial Statements

              Consolidated Delivery & Logistics, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of December 31, 1996 and
                           June 30, 1997                                                          3
                  Condensed Consolidated Statements of Income for the Three and Six Months
                           Ended June 30, 1996 and 1997                                           4
                  Condensed Consolidated Statements of Cash Flows for the Six Months
                           Ended June 30, 1996 and 1997                                           5
                  Notes to Condensed Consolidated Financial Statements                            6

         Item 2 - Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                  9

Part II - Other Information

         Item 1 - Legal Proceedings                                                              13

         Item 4 - Submission of Matters to a Vote of Security Holders                            13

         Item 6 - Exhibits and Reports on Form 8-K                                               14

         Signature                                                                               15

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except share information)

                                                                     December
                                                                     31, 1996           June 30, 1997
                                                                 ------------------    -----------------
                                                                     (Note 1)            (Unaudited)

                            ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $1,725               $2,680
  Accounts receivable, net                                                22,858               20,842
  Prepaid expenses and other current assets                                2,476                3,143
                                                                 ------------------    -----------------
    Total current assets                                                  27,059               26,665

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                  4,316                6,387
OTHER ASSETS                                                               4,315                4,258
                                                                 ==================    =================
    Total assets                                                         $35,690              $37,310
                                                                 ==================    =================

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                                   $7,200               $8,250
  Current maturities of long-term debt                                     1,152                1,008
  Accounts payable and accrued liabilities                                13,235               12,744
                                                                 ------------------    -----------------
    Total current liabilities                                             21,587               22,002

LONG-TERM DEBT                                                             3,415                4,811
OTHER LONG-TERM LIABILITIES                                                1,958                2,038
                                                                 ------------------    -----------------

    Total liabilities                                                     26,960               28,851
                                                                 ------------------    -----------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                                0                    0
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 6,795,790 and 6,658,551 shares issued   and
outstanding at December 31, 1996 and June 30,         1997,
respectively                                                                   7                    7
 Additional paid-in capital                                                9,601                9,001
 Retained earnings (accumulated deficit)                                    (878)                (549)
                                                                 ------------------    -----------------
    Total Stockholders' Equity                                             8,730                8,459
                                                                 ==================    =================
    Total Liabilities and Stockholders' Equity                           $35,690              $37,310
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

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 For The Three Months Ended                For The Six Months Ended
                                                          June 30,                                 June 30,
                                             ------------------------------------     ------------------------------------
                                                  1996                1997                 1996                1997
                                             ----------------    ----------------     ----------------    ----------------


REVENUES                                        $41,529             $43,708              $81,694             $85,443

Cost of Revenues                                 30,759              33,230               60,242              65,171
                                             ----------------    ----------------     ----------------    ----------------

          GROSS PROFIT                           10,770              10,478               21,452              20,272

Selling, General, &
   Administrative Expenses                       10,115               9,961               20,325              20,236
                                             ----------------    ----------------     ----------------    ----------------

          OPERATING INCOME                          655                 517                1,127                  36

OTHER (INCOME) EXPENSE:
  Gain on Sale of Subsidiary, net                     0                   0                    0                (816)
  Other income, net                                (143)               (119)                (237)               (214)
  Interest expense                                  226                 274                  407                 518
                                             ----------------    ----------------     ----------------    ----------------

INCOME BEFORE PROVISION FOR
     FOR INCOME TAXES                               572                 362                  957                 548

Provision for Income Taxes                          240                 144                  402                 219
                                             ----------------    ----------------     ----------------    ----------------

          NET INCOME                               $332                $218                 $555                $329
                                             ================    ================     ================    ================

NET INCOME PER SHARE                               $.05                $.03                 $.08                $.05
                                             ================    ================     ================    ================

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                  6,637               6,659                6,633               6,682
                                             ================    ================     ================    ================













           See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Six Months Ended      Six Months
                                                                               June 30, 1996     Ended June 30,
                                                                                                      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------------------------------
Net income                                                                          $555               $329
----------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
       (used in) operating activities -
----------------------------------------------------------------------------
    Gain on disposal of equipment and leasehold improvements                          (1)               (10)
----------------------------------------------------------------------------
    Gain on sale of subsidiary                                                         0               (816)
----------------------------------------------------------------------------
    Depreciation and amortization                                                    792                918
----------------------------------------------------------------------------
    Changes in operating assets and liabilities
----------------------------------------------------------------------------
      (Increase) decrease in -
----------------------------------------------------------------------------
        Accounts receivable, net                                                  (2,794)             1,385
----------------------------------------------------------------------------
        Prepaid expenses and other current assets                                   (798)              (765)
----------------------------------------------------------------------------
        Other assets                                                                 266               (295)
----------------------------------------------------------------------------
      Increase (decrease) in -
----------------------------------------------------------------------------
        Accounts payable and accrued liabilities                                  (1,460)               510
----------------------------------------------------------------------------
        Other long-term liabilities                                                 (276)                80
----------------------------------------------------------------------------
          Net cash provided by (used in) operating activities                     (3,716)             1,336
----------------------------------------------------------------------------

----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
----------------------------------------------------------------------------
  Additions to equipment and leasehold improvements                                 (927)              (730)
----------------------------------------------------------------------------
  Proceeds from sale of equipment and leasehold improvements                          46                 26
----------------------------------------------------------------------------
  Purchases of businesses                                                         (1,416)                 0
----------------------------------------------------------------------------
          Net cash used in investing activities                                   (2,297)              (704)
----------------------------------------------------------------------------

----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------------------------------
  Short-term borrowings, net                                                       2,852              1,050
----------------------------------------------------------------------------
  Proceeds from long-term debt                                                     1,092                  0
----------------------------------------------------------------------------
  Repayments of long-term debt                                                    (3,023)              (643)
----------------------------------------------------------------------------
  Issuance of common stock in connection with
---------------------------------------------------------------------------          402                  0
          purchases of businesses
----------------------------------------------------------------------------
  Deferred financing costs                                                          (121)               (84)
----------------------------------------------------------------------------
          Net cash provided by financing activities                                1,202                323
----------------------------------------------------------------------------
          Net increase (decrease) in cash and cash equivalents                    (4,811)               955
----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, beginning of period                                     6,589              1,725
----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                          $1,778             $2,680
----------------------------------------------------------------------------

============================================================================








      See accompanying notes to condensed consolidated financial statements

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 1996, has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

                  Certain reclassifications have been made to the prior year's condensed consolidated financial statements in order to conform to the 1997 presentation.

(2)      NON-COMPLIANCE UNDER BANK COVENANTS:

                  The Company and certain of its subsidiaries were parties to a Credit Agreement, dated as of May 31, 1996 (the "Credit Agreement"), with Summit Bank and Mellon Bank, N.A. as co-agents for the banks party thereto (collectively, the "Banks") pursuant to which the Banks provided the Company with a working capital facility (the "Facility"). At June 30, 1997, as a result of losses during 1996, the Company was in violation of certain of the financial covenants contained in the Credit Agreement, including leverage, interest and fixed charge coverage ratios. In April 1997, the Company entered into a Forbearance and Amendment Agreement with the Banks (the "Forbearance Agreement") pursuant to which the Banks waived any default arising out of the Company's failure to comply with the covenants referenced above and agreed not to exercise any remedies under the Credit Agreement in respect thereof until April 1, 1998. Pursuant to the terms of the Forbearance Agreement, amounts available for borrowing under the Facility were reduced to approximately $8.8 million until June 15, 1997 and, thereafter, to the lesser of $8.8 million or an amount determined on a formula basis taking into account the Company's eligible accounts receivable and any pre-tax losses incurred after March 31, 1997. The interest rates borne by borrowings under the Facility were increased on variable rate loans to prime plus 2.5%, the types of borrowings available to the Company were reduced and the commitment fees payable to the Banks were increased. In addition, under the Forbearance Agreement, the Company was required to maintain a consolidated net worth of at least $6.8 million, could not make any acquisitions and was required to establish certain separate cash collection accounts. Under the Forbearance Agreement, all amounts outstanding under the Facility would have become due and payable on April 1, 1998. (See Note 3).

(3)      REVOLVING CREDIT FACILITY:

                  On July 14, 1997, the Company entered into a Loan and Security Agreement (the "First Union Agreement") with First Union Commercial Corporation ("First Union") to replace the Credit Agreement (see Note
         2) and establish a new revolving credit facility. Credit availability is based on certain criteria, up to a maximum amount of $15.0 million and is secured by substantially all of the assets, including accounts receivable, of the Company and its subsidiaries. Interest rates on borrowings are based on margins over First Union's lending rates or the London interbank borrowing rate (Libor). The First Union Agreement also contains certain restrictive covenants for which the Company was or would have been in compliance as of June 30, 1997. The initial borrowing under the First Union Agreement was used to repay, in full, the amount outstanding under the Facility (see Note 2). The First Union Agreement expires on July 30, 1999.

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

                  Since the  original  complaint  in the  Gapszewicz  action was filed, several additional purported class actions containing allegations substantially similar to those made in the Gapszewicz action have been filed against the Company, certain of the Company's directors, and the co-managing underwriters of the Company's initial public offering.

                  The Company believes that the allegations contained in the complaints referred to above are without merit and has filed a motion to dismiss each of the actions referred to above.

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

(5)      EARNINGS PER SHARE:

                  The computation of net income per share for the three and six months ended June 30, 1997 and 1996, is based upon 6,659,000, 6,637,000, 6,682,000, and 6,633,000 shares, respectively, of Common
         Stock outstanding. The conversion of stock options and debentures outstanding are not included in the computations as the effect would be antidilutive

                  The Financial Accounting Standards Board has issued a new standard, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Company is required to adopt this standard as of December 15, 1997 and early adoption is not permitted. SFAS 128 requires restatement of all prior period earnings per share calculations presented. The Company intends to adopt this standard when required and has determined that adoption of SFAS 128 will have no effect on earnings per share.

(6)      NEW ACCOUNTING PRONOUNCEMENTS:

                  The Financial Accounting Standards Board has issued two new statements, Statements of Accounting Financial Standards Numbers 130, "Reporting Comprehensive Income" (SFAS 130"), and 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131").

                  SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application allowed but not required. Upon adoption, reclassification of comparative financial statements provided for prior periods is required. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 130 on the Company's financial statement presentation.

                  SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. The Company is required to adopt this standard as of December 15, 1997 and early adoption is encouraged. However, SFAS 131 need not be applied to interim statements in the initial year of application. SFAS 131 requires restatement of all prior period information reported. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 131 on the Company's financial statements.

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

Disclosure Regarding Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained in this Form 10-Q includes information that is forward looking, such as the Company's expectations for future performance, its growth and acquisition strategies, its anticipated liquidity and capital needs and its future prospects. The matters referred to in such forward looking statements could be affected by the risks and uncertainties related to the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the Company's limited operating history, the ability of the Company to successfully execute its strategic plan, and the impact of competition. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained herein and elsewhere in this Form 10-Q and the Company's 1996 Annual Report on Form 10-K.

Results of Operations

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues

         Revenues for the first half of 1997 increased by $3.7 million (4.5%) to $85.4 million from $81.7 million for the first half of 1996. 1997 revenues were affected by the disposition of the Company's contract logistics subsidiary, which accounted for $2.0 million in revenues for the six month period ended June 30, 1996, but only $400,000 for the six months ended June 30, 1997. Air courier revenues increased $2.5 million (10.2%), ground delivery revenue increased $4.5 million (9.3%) and logistics revenue, including the contract logistics subsidiary, declined $3.3 million (38.8%), for the first half of 1997 when compared to the first half of 1996.

         Air courier revenues increased primarily as a result of previously disclosed acquisitions bolstering the New York - Los Angeles air routes. Ground delivery revenues increased primarily due to the addition of time services and facilities management service revenue through previously disclosed acquisitions which added $3.4 million to revenues for the six months ended June 30, 1997 in addition to an increase in contract distribution revenue in the pharmaceutical, electronic repair and office product distribution industries. Logistics revenue was negatively impacted due to the sale of the Company's contract logistics subsidiary previously discussed.

Cost of Revenues

         For the six months ended June 30, 1997, cost of revenues increased $5.0 million (8.3%) from $60.2 million for the first half 1996 to $65.2 million for the comparable period in 1997. The air courier business experienced higher costs in the second quarter of 1997 due to a shift in business mix to heavier weight shipments. This shift, combined with higher costs for agents as well as pick-up and delivery charges in the first quarter, are primarily responsible for an increase in air courier costs of $3.3 million for the six-month period ended June 30, 1997 over the same period for 1996. Cost of revenues for ground delivery increased due to contract start-up expenses incurred during the six-month period as well as cost increases necessary to support increased revenue levels. Cost of revenues were favorably impacted by the sale of the Company's contract logistics subsidiary, which accounted for $1.5 million of such expenses in 1996, compared to $300,000 in the 1997 period.

         As a result of the matters discussed above, gross profit declined by $1.2 million (5.6%), from $21.5 million in the 1996 period to $20.3 million in the comparable period in 1997. Stated as a percentage of revenues, gross profit declined by 2.6%, from 26.3% for the six months ended June 30, 1996, to 23.7% for the six months ended June 30, 1997.

Selling, General and Administrative Expense

         Selling, general and administrative expenses decreased by $89,000 from $20.3 million for the six months ended June 30,1996 to $20.2 million for the six months ended June 30,1997. As a percentage of revenues, these expenses decreased by 1.2% from 24.9% for the six months ended June 30, 1996, to 23.7% for the six months ended June 30, 1997, as a result of the Company's ongoing consolidation and expense reduction efforts.

Operating Income

         For the reasons described above, the Company's operating income decreased 96.8%, from $1.1 million for the six months ended June 30, 1996, to $36,000 for the six months ended June 30, 1997.

Gain on Sale of Subsidiary

         On  January  31,  1997,   the  Company  sold  its  contract   logistics
subsidiary, for which it recognized a gain of $816,000 before applicable Federal, state, and local income taxes.

Interest Expense

         Interest expense increased by $111,000 to $518,000 for the six months ended June 30, 1997 compared to $407,000 for the same period in 1996 primarily due to increased borrowing levels and interest rate increases imposed as a result of the Forbearance Agreement described in Note 2.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenues

         Revenues for the second quarter of 1997 increased by $2.2 million (5.3%) to $43.7 million from $41.5 million for the second quarter of 1996. Revenues for the second quarter of 1997 were affected by the disposition of the Company's contract logistics subsidiary, which had approximately $1.0 million of revenues in the second quarter of 1996 but none in the comparable period in 1997. Ground delivery revenues in the second quarter of 1997 grew by $2.7 million (10.8%), air courier revenues grew by $0.9 million (7.0%), and logistics revenue declined by $1.4 million (33.1%) compared to the second quarter of 1996. Revenues contributed by previously disclosed acquisitions amounted to $2.8 million for the second quarter of 1997. The remaining increase resulted primarily from the expansion in ground delivery routes and previously disclosed new contract revenues for pharmaceutical and office product distribution contracts. Logistics revenue was negatively impacted due to the sale in of the Company's contract logistics subsidiary previously discussed.

Cost of Revenues

         Cost of revenues increased $2.5 million (8.1%) for the three months ended June 30, 1997 to $33.2 million from $30.7 million for the three months ended June 30, 1996. The increase was due primarily to increased business volume and the matters described under "Cost of Revenues" in the Six months comparison. Cost of revenues were favorably impacted by the sale of the Company's contract logistics subsidiary, which accounted for approximately $700,000 of such expenses in the second quarter of 1996 and none in the comparable period in 1997.

Gross Profit

         Gross profit decreased by $300,000 from $10.8 million for the quarter ended June 30, 1996 to $10.5 million for the quarter ended June 30,1997 as a result of the aforementioned revenues and cost of revenues changes. As a percentage of revenues, gross profit declined by 1.9%, to 24.0% in the second quarter of 1997, compared to 25.9% for the comparable period of 1996.

Selling, General and Administrative Expense

         Selling, general and administrative expenses decreased by $154,000 from $10.1 million for the quarter ended June 30, 1996 to $10.0 million for the quarter ended June 30, 1997. As a percentage of revenues, these expenses decreased 1.6%, from 24.4% for the three months ended June 30, 1996, to 22.8% for the three months ended June 30, 1997, as a result of the Company's consolidation and expense reduction policies.

Liquidity and Capital Resources

         Working capital decreased by approximately $800,000 from $5.5 million at December 31, 1996 to $4.7 million at June 30, 1997. Cash and cash equivalents increased by $1.0 million from $1.7 million at December 31, 1996 to $2.7 million at June 30, 1997. The increase in cash and cash equivalents is primarily due to the net cash provided by operating activities of $1.3 million, principally related to increased receivable collections efforts, combined with the net increase in borrowings of approximately $400,000. This cash was reduced by approximately $700,000 of additions to equipment and leasehold improvements.

         The Company incurred a capital lease obligation of $2.2 million during the second quarter of 1997 in connection with lease agreements to acquire 175 delivery vehicles.

         On July 14, 1997, the Company entered into a Loan and Security Agreement (the "First Union Agreement") with First Union Commercial Corporation ("First Union") to replace the Credit Agreement (see Note 2) and establish a new revolving credit facility. Credit availability is based on certain criteria, up to a maximum amount of $15.0 million and is secured by substantially all of the assets, including accounts receivable, of the Company and its subsidiaries. Interest rates on borrowings are based on margins over First Union's lending rates or the London interbank borrowing rate (Libor). The First Union Agreement also contains certain restrictive covenants for which the Company was or would have been in compliance as of June 30, 1997. The initial borrowing under the First Union Agreement was used to repay, in full, the amount outstanding under the Facility (see Note 2). The First Union Agreement expires on July 30, 1999.

         Management believes that cash flows from operations, together with its new sources of liquidity and borrowing capacity (see Note 3), are sufficient to support the Company's operations and general business and capital liquidity requirements.

Recently Issued Accounting Pronouncements

         The Financial Accounting Standards Board (The "FASB") has issued three new standards, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131").

         SFAS 128 establishes standards for computing and presenting earnings per share, simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Company is required to adopt this standard as of December 15, 1997 and early adoption is not permitted. SFAS 128 requires restatement of all prior period earnings per share calculations presented. The Company intends to adopt this standard when required and has determined that adoption of SFAS 128 will have no effect on earnings per share.

         SFAS  130   establishes   standards  for   reporting   and   displaying
comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application allowed but not required. Upon adoption, reclassification of comparative financial statements provided for prior periods is required. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 130 on the Company's financial statement presentation.

         SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. The Company is required to adopt this standard as of December 15, 1997 and early adoption is encouraged. However, SFAS 131 need not be applied to interim statements in the initial year of application. SFAS 131 requires restatement of all prior period information reported. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 131 on the Company's financial statements.

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

                  Since the  original  complaint  in the  Gapszewicz  action was filed, several additional purported class actions containing allegations substantially similar to those made in the Gapszewicz action have been filed against the Company, certain of the Company's directors, and the co-managing underwriters of the Company's initial public offering.

                  The Company believes that the allegations contained in the complaints referred to above are without merit and has filed a motion to dismiss each of the actions referred to above.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

         On June 19, 1997, the Company held its annual meeting of stockholders. The following sets forth a brief description of each matter which was acted upon, as well as the votes cast for, against or withheld for each such matter, and, where applicable, the number of abstentions and broker non-votes for each matter:

         1.       Election of Directors

                   Name of Director              Votes For               Votes Against        Authority Withheld

            ------
                   William T. Brannan            5,068,513                     --                         34,919
            ------
                   William T. Beaury             5,068,513                     --                         34,919
            ------
                   Michael Brooks                5,068,513                     --                         34,919
            ------
                   Labe Leibowitz                5,068,513                     --                         34,919
            ------
                   Robert Wyatt                  5,068,513                     --                         34,919
            ------
                   Albert W. Van Ness, Jr.       5,068,213                     --                         35,219
            ------
                   Jon F. Hanson                 5,068,513                     --                         34,919
            ------
                   Marilu Marshall               5,068,513                     --                         34,919
            ------
                   Kenneth W. Tunnell            5,068,513                     --                         34,919


         2. Ratification of the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent auditors for 1997:

                    Votes For:                               4,427,356
                    Votes Against:                             662,006
                    Abstentions:                                14,070


Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

                  10.1 Loan And Security Agreement, Dated July 14, 1997 By And Between First Union Commercial Corporation And Consolidated Delivery & Logistics, Inc. And Subsidiaries

                  27.1  Financial Data Schedule (for electronic submission only)

         (b) The Company has not filed any reports on Form 8-K during the relevant period.

                                                     SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   August 14, 1997          CONSOLIDATED DELIVERY & LOGISTICS, INC.




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



Dated:   August 14, 1997          CONSOLIDATED DELIVERY & LOGISTICS, INC.




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

                                                   EXHIBIT INDEX




         10.1 Loan And Security Agreement, Dated July 14, 1997 By And Between First Union Commercial Corporation And Consolidated Delivery & Logistics, Inc. And Subsidiaries.

         27.1     Financial Data Schedule (for electronic submission only)

                                                                     EXIBIT 10.1

                                            LOAN AND SECURITY  AGREEMENT,  dated
                                            July ___,  1997 by and between FIRST
                                            UNION COMMERCIAL CORPORATION, with a
                                            place of business at 190 River Road,
                                            Summit,     New    Jersey     07901,
                                            hereinafter  called  "Lender",   and
                                            CONSOLIDATED  DELIVERY &  LOGISTICS,
                                            INC.,    CLAYTON/NATIONAL    COURIER
                                            SYSTEMS,   INC.,   NATIONAL  EXPRESS
                                            COMPANY,   INC.,  AMERICAN  COURIER,
                                            INC., CLICK MESSENGER SERVICE, INC.,
                                            CLICK  MESSENGER  SERVICE  OF  N.Y.,
                                            INC., COURT COURIER  SYSTEMS,  INC.,
                                            OLYMPIC   COURIER   SYSTEMS,   INC.,
                                            SECURITIES   COURIER    CORPORATION,
                                            SILVER STAR EXPRESS,  INC.,  SUREWAY
                                            AIR TRAFFIC CORPORATION, and SUREWAY
                                            LOGISTICS  CORPORATION,  hereinafter
                                            individually and collectively called
                                            "Borrower."

         This Agreement specifies the terms of a revolving credit facility of up to Fifteen Million and no/100 ($15,000,000.00) Dollars by Lender to Borrower, and further specifies the terms by which all Obligations, as defined herein, of Borrower to Lender and each Lender Affiliate are to be secured by certain personal property and assets, tangible and intangible, of each Borrower.
         NOW, THEREFORE, in consideration of these premises and other good and valuable consideration, the parties hereto agree as follows:
                                                         I
                                                    DEFINITIONS
         1.1 "ACCOUNT" or "ACCOUNTS RECEIVABLE" means, in addition to the definition of account as contained in the Uniform Commercial Code, the right of the Borrower to receive payment for goods sold or leased or for services rendered which are not evidenced by an instrument or chattel paper, whether or not it has been earned by performance.
         1.2 "ACCOUNT DEBTOR" means, in addition to the definition of account debtor as contained in the Uniform Commercial Code, the Person or Persons obligated to Borrower on an Account, or who is represented by the Borrower to be so obligated.
         1.3 "ADVANCES" means all loans by Lender to Borrower under the revolving credit facility provided for in paragraph 2.1 of this Agreement.
         1.4 "ADVANCE DOLLAR LIMIT" means Fifteen Million and no/100 ($15,000,000.00) Dollars or such lesser amount as the maximum amount of the revolving credit facility provided for herein may be reduced in accordance with paragraph 7.10 hereof.

         1.5 "AFFILIATE" means any Person which, directly or indirectly, owns or controls, on an aggregate basis, including all beneficial ownership and ownership or control as a trustee, guardian or other fiduciary, at least fifteen (15%) percent of the outstanding capital stock having ordinary voting power to elect a majority of the board of directors (irrespective of whether, at the time, stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) of Borrower or any Obligor or any Subsidiary, or is controlled by or is under common control with Borrower or any such Person, or any stockholders of Borrower or any such Person, or any Subsidiary. For the purpose of this definition, "control" means the possession, directly or indirectly, of the power to direct or cause the direction of management and policies, whether through the ownership of voting securities, by contract or otherwise.
         1.6 "AGREEMENT" means this Loan and Security Agreement as may from time to time be supplemented, amended or modified.
         1.7 "BANK" means First Union National Bank, its successors and assigns.
         1.8 "BORROWER" means the parties identified on the first page hereof as Borrower, it being the intent of this Agreement that each shall be considered individually or collectively as Borrower regardless of which receives the proceeds of the loans, advances or financial accommodations hereunder and regardless of which is the source of the Collateral hereunder and that each Borrower shall be jointly and severally liable for all of the Obligations.
         1.9 "BORROWING BASE" means the lesser of (A) Fifteen Million and no/100 ($15,000,000.00) Dollars, or (B) the sum of (i) the Eligible Loan Value of
Eligible Accounts minus (ii) the Debenture Reserve Amount plus (iii) the outstanding principal balance from time to time in the Collateral Account, as such term is defined in paragraph 2.4 hereof.
         1.10 "BUSINESS DAY" means a day other than a Saturday or Sunday or other day on which Bank is authorized or required to close under the laws of the States of New Jersey, North Carolina, Pennsylvania or applicable Federal Law.
         1.11 "CAPITAL EXPENDITURES" means for any period the aggregate of all expenditures (including that portion of Capital Leases which is or should be capitalized, in accordance with GAAP on the consolidated balance sheet of a Person) by such Person during that period for any fixed assets, improvements, or replacements, substitutions or additions thereto that have a useful life of more than one (1) year including, without limitation, the direct or indirect acquisition of such assets by way of increased product charges, offset items or otherwise.
         1.12 "CAPITAL LEASE" as applied to any Person, means any lease of any property (whether real, personal or mixed) by that Person as lessee which would, in conformity with GAAP be required to be accounted for as a capital lease on the balance sheet of that Person.
         1.13 "CASH FLOW LEVERAGE RATIO" means at any date the ratio of (A) Total Funded Debt at said date divided by the EBITDA for the period ending on said date provided that with respect to the fiscal quarters of Borrower ending through and including September 30, 1997 notwithstanding the definition of EBITDA, for the purpose of calculating the Cash Flow Leverage Ratio the EBITDA shall be calculated on an annualized basis of the fiscal quarters ending after March 31, 1997; for example, for the quarter ending June 30, 1997 the EBITDA shall be calculated based upon the income and expenses of Borrower for said quarter times 4 rather than for the 12 month period ending June 30, 1997; and for the quarter ending September 30, 1997 the EBITDA shall be calculated based upon the income and expenses of Borrower for the quarters ending June 30 and September 30, 1997 times 2.
         1.14 "CASH MANAGEMENT SERVICES" means that certain Cash Management Services and Controlled Disbursement Service that may be provided by Bank to Borrower from time to time.
         1.15 "CHATTEL PAPER" means, in addition to the definition of chattel paper as contained in the Uniform Commercial Code, a writing or writings which evidence both a money obligation and a security interest in, or a lease of, specific Goods. When a transaction is evidenced both by such a security agreement or a lease and by an Instrument or series of Instruments, the group of writings taken together constitutes Chattel Paper.
         1.16 "COLLATERAL" means all of those present or future assets, real or personal, of Borrower in which a security interest in or lien on is granted to Lender hereunder or contemplated hereby, or under any other present or future agreement by Borrower in favor of Lender or any Lender Affiliate.
         1.17  "CONTINGENT  OBLIGATIONS"  shall  mean,  as to  any  Person,  any obligation of such Person guaranteeing or in effect guaranteeing any Indebtedness, leases, dividends or other obligations ("primary obligations") of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, any obligation of such Person, whether or not contingent, (A) to purchase any such primary obligation or any property constituting direct or indirect security therefor, (B) to advance or supply funds (i) for the purchase or payment of any such primary obligation or
(ii) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency of the primary obligor, (C) to purchase property, securities or services primarily for the purpose of assuring the beneficiary of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation, (D) for the obligations of a partnership in which such Person is a general partner, or (E) otherwise to assure or hold harmless the beneficiary of such primary obligation against loss in respect thereof; provided, however, that the term Contingent Obligations shall not include the endorsement of instruments for deposit or collection in the ordinary course of business. The amount of any Contingent Obligation shall be deemed to be an amount equal to the stated or determinable amount of the primary obligation in respect of which such Contingent Obligation is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof as determined by Lender in good faith.
         1.18 "DEBENTURE RESERVE AMOUNT" means the net of (A) Two Million and no/100 Dollars ($2,000,000.00) minus (B) the principal amount of the Subordinated Convertible Debentures as to which (i) the Borrower has hereafter paid in full said Subordinated Convertible Debenture upon a demand for payment thereunder having been made after August 21, 1998 by the holder thereof in accordance with the terms hereof or (ii) the holder thereof has, pursuant to a writing in from and substance satisfactory to Lender, extended (a) the maturity date thereof and (b) the earliest date on which a demand for payment thereunder can be made, to a date at least 90 days after the expiration of the Term of the revolving credit facility provided for herein.
         1.19 "DEFAULT" means an event of the nature specified in Article VIII hereof and which, with the giving of notice or passage of time, or both, would become an Event of Default.
         1.20 "DOCUMENT(S)" shall have the meaning set forth in the Uniform Commercial Code for such term.
         1.21 "EBITDA" means at any date the sum of (A) Net Income, excluding any extraordinary and nonoperating income, of a Person for the preceding twelve (12) months plus (B) any interest, income taxes, depreciation, amortization and other non-cash charges for such twelve (12) months to the extent they were deducted from gross income to calculate Net Income.
         1.22 "ELIGIBLE ACCOUNT" means an Account which has been due for less than the Eligibility Period number of days from the date of issuance of the invoice and is, in all other respects, acceptable to Lender, in its good faith discretion but specifically, without limitation, excluding any Ineligible Account.
         1.23 "ELIGIBLE LOAN VALUE OF ELIGIBLE ACCOUNTS" means (A) prior to the Loan Value Percentage Change Date, up to eighty (80%) percent of the face amount of Eligible Accounts, less returns and discounts, offsets, contra balances, credits or allowances of any nature, at any time issued, owing, granted or outstanding, and (B) on and after the Loan Value Percentage Change Date, up to eighty-five (85%) percent of the face amount of Eligible Accounts less returns and discounts, offsets, contra balances, credits or all allowances of any nature, at any time issued, owing, granted or outstanding.
         1.24 "ELIGIBILITY PERIOD" shall mean ninety (90) days for all Accounts other than (a) those owing from Account Debtors identified on Exhibit 1.24 annexed hereto as to which Accounts the Eligibility Period shall be one hundred twenty (120) days or (b) those owing from any Account Debtor identified in a writing hereafter executed and delivered by Lender and making reference to this paragraph 1.24 as having an Eligibility Period of more than ninety (90) days as to which Accounts the Eligibility Period shall be the number of days set forth in said writing.
         1.25 "ENVIRONMENTAL LAWS" means (A) the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, 42 U.S.C. 9601 et seq. ("CERCLA"), as amended by the Superfund Amendment and Reauthorization Act of 1986; (B) the Resource Conservation and Recovery Act of 1976, as amended (42 U.S.C. 6901 et seq.); (C) the Spill Compensation and Control Act (N.J.S.A. 58:10-23.11 et seq.), (D) the Industrial Site Recovery Act (N.J.S.A. 13:1K-6 et seq.); (E) the Underground Storage Tanks Act (N.J.S.A. 58:10A-21 et seq.); and
(F) any and all other laws, regulations and executive orders, federal, state and local, pertaining to environmental matters, as same may be amended or supplemented from time to time.
         1.26 "EQUIPMENT" means, in addition to the definition of equipment contained in the Uniform Commercial Code, machinery and equipment of every kind, nature and description, as well as trucks, vehicles of every nature and description, including but not limited to trailers and the like, handling and delivery equipment, cranes and hoisting equipment, fixtures, office machines and furniture, whether affixed to realty or not.
         1.27 "ERISA" means the Employee Retirement Income Security Act of 1974 as amended from time to time. 1.28 "EVENT OF DEFAULT" means an event of the nature specified in Article VIII hereof 1.29 "EXPIRATION DATE" means the expiration date of the revolving credit facility provided for and as set forth in paragraph 2.1 hereof or the date of termination of said revolving credit facility pursuant to the terms hereof.
         1.30 "FINANCIAL UNDERTAKING" of a Person means (i) any repurchase obligation or liability of such Person or any of its Subsidiaries with respect to Accounts or notes receivable sold by such Person or any of its Subsidiaries,
(ii) any sale and leaseback transaction which does not create a liability on the consolidated balance sheet of such Person and its Subsidiaries, if any, (iii) any other transaction which is the functional equivalent of or takes the place of borrowing but which does not constitute a liability on the consolidated balance sheet of such Person and its Subsidiaries, or (iv) any obligation under any "swap agreement" (as defined in 11 U.S.C.ss.101) including any sums payable upon termination of any such swap agreement.
         1.31  "FIXED  CHARGE  COVERAGE  RATIO"  means at any date the  ratio of
(A)(i) the EBITDA minus (ii) all unfunded Capital Expenditures and taxes paid during the 12 months ending on said date divided by (B) the sum of (i) the current portion of long-term debt paid or scheduled to be paid during the twelve
(12) months  ending on such date plus (ii) the  interest  expense for the twelve
(12) months ending on said date. Notwithstanding the foregoing, with respect to the fiscal quarters of Borrower ending through and including March 31, 1998 notwithstanding the definition of EBITDA and the foregoing (A) for the purpose of calculating the Fixed Charge Coverage Ratio the EBITDA and taxes paid and unfunded Capital Expenditures shall be calculated on a cummulative basis for the fiscal quarters ending after March 31, 1997, (B) the current portion of long-term debt shall be only that portion paid or scheduled to be paid during the subject quarters, (C) the interest expense shall be for the subject quarters, and (D) with respect to the proposed Capital Expenditures for new computer hardware and software intended to improve the record keeping of Sureway Air Traffic Corporation's Accounts Receivable, up to the aggregate cost of $250,000.00 to the extent said Sureway Computer Capital Expenditures are expended in one fiscal quarter rather than over three fiscal quarters as projected by Borrower, for the purpose of calculating the Fixed Charge Coverage Ratio said Sureway Computer Capital Expenditures shall be divided by three (3) and deemed expended in three consecutive quarters.
         1.32 "GAAP" means generally accepted accounting principles in effect from time to time in the United States of America.
         1.33 "GENERAL INTANGIBLES" shall mean all rights of Borrower as defined in the Uniform Commercial Code including, but not limited to, all rights to property, choses in action and other rights of Borrower not otherwise specifically included elsewhere in this Agreement, further including but not limited to all present and future trademarks, trade names, service marks, copyrights and patents, tax refunds and all rights under license agreements for the use of same, and all rights of Borrower under any and all leases of personal property and all rights of Borrower under all franchise agreements including all rights of Borrower in all Accounts Receivable generated by services performed by franchisees.
         1.34 "GOODS" means, in addition to the definition of goods as contained in the Uniform Commercial Code, all articles of tangible personal property, sold, supplied, leased or otherwise disposed of, represented by an Account.
         1.35 "GOVERNMENTAL BODY" means any nation or government, any state or other political subdivision thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to government or any court or arbitrator.
         1.36 "INDEBTEDNESS" means, as to any Person, at a particular time, all items which, in accordance with GAAP, would be classified as liabilities on a balance sheet of such Person as at such time and which constitute, without duplication, (A) Indebtedness for borrowed money or the deferred purchase price of Property (other than credit extended to such Person for the purchase of goods in the ordinary course of business to the extent the same would not otherwise constitute Indebtedness), (B) indebtedness evidenced by notes, bonds, debentures or similar instruments, (C) obligations under leases which, in accordance with GAAP, are required to be capitalized on a balance sheet, (D) obligations under conditional sales or other title retention agreements, (E) indebtedness arising under letter of credit (both documentary and standby) and acceptance facilities and the face amount of all letters of credit issued for the account of such Person and, without duplication, all drafts drawn thereunder to the extent such Person shall not have reimbursed the issuer in respect of the issuer's payment of such drafts, (F) all liabilities secured by any Lien on any property owned by such Person even though such Person has not assumed or otherwise become liable for the payment thereof and liens for taxes, assessments or similar charges incurred in the ordinary course of business to the extent such liens are Permitted Encumbrances, (G) mandatory obligations of such Person to redeem or purchase Stock or to purchase or repay Indebtedness, (H) Contingent Obligations of such Person in respect of any of the foregoing, and (I) any Financial Undertaking of a Person.
         1.37 "INELIGIBLE ACCOUNTS" means those Accounts as to which any of the following has occurred:
                  (A) a portion of the Goods or services  giving rise to the
Account are  returned,  rejected, repossessed, lost or damaged;
                  (B) the Account Debtor disputes said Account;
                  (C) the termination of existence, insolvency, business failure or suspension of business or appointment of a custodian, receiver or trustee of any part of the property of, the making of an assignment for the benefit of creditors of, calling of a meeting of the creditors of, or the commencement of any Bankruptcy, liquidation, reorganization or similar proceeding under state or federal law against the Account Debtor;
                  (D) more  than  twenty-five  (25%)  percent  of the  aggregate
Accounts due from the Account Debtor remains unpaid past the applicable eligibility periods set forth in the definition of Eligible Account;
                  (E) the  Account  is  due  from  an  employee,   stockholder,
                  Affiliate  or   Subsidiary   of  Borrower;   (F)  any  of  the
                  representations  set forth in  Paragraph  5.9 are untrue  with respect to said Account;  (G) Borrower has failed with respect to said Account to comply with the requirements of
Paragraph 6.9 hereof;
                  (H) the Account arises out of a contract with any Governmental
Body unless, if required by Lender, all filings have been made under the Federal Assignment of Claims Act or comparable state or other statute as may be required by the Lender with regard to said Account;
                  (I) the Goods  giving rise to said  Account are subject to any
"bill and hold" or similar arrangements, have been sold on approval or consignment or sale or return basis, or under a repurchase or similar agreement;
                  (J) the  Account  Debtor  does not meet credit  standards
acceptable  to Lender in its good faith discretion;
                  (K) the Account is not payable in United States Dollars or the
Account Debtor is located outside the United States except those Accounts which are supported by foreign credit insurance or Letters of Credit satisfactory to and assigned to Lender;
                  (L) the  Account  Debtor  is  located  in  Minnesota  or other jurisdiction which requires a Notice of Business Activities Report or similar report to be filed by Borrower, and Borrower has not filed for the then current year the required report or is not otherwise authorized to transact business in said jurisdiction;
                  (M) because of the nature of Borrower's ownership of assets or conduct of business, Borrower is required by applicable law to be authorized to do business in the jurisdiction where the Account Debtor is located and Borrower is not so authorized;
                  (N) the  Account is subject to any  offset,  counterclaim  or other  claim or defense on the part of the Account Debtor;
                  (O) the  Account  is  subject to a Lien in favor of any Person other  than  Lender;  (P) the  Account is not a good and valid
                  Account, representing an undisputed bona fide
indebtedness incurred by the Account Debtor therein named, for a fixed sum as set forth in the invoice relating thereto with respect to an absolute sale and delivery, upon the stated terms, of Goods sold and delivered, or services actually rendered, by Borrower;
                  (Q) the Account is otherwise unacceptable to Lender in its good faith discretion;
                  (R) the Account  arises out of a contract  or  purchase  order for which a surety  bond was issued on behalf of Borrower;
                  (S) a Letter of Credit has been  issued to  Borrower to secure payment of such Account unless (i) the issuer of such Letter of Credit is acceptable to Lender, in its good faith discretion (ii) the original Letter of Credit has been delivered to Lender, and (iii) the Letter of Credit has been transferred to Lender and Lender is the beneficiary or the Person issuing the Letter of Credit has been notified in writing of the assignment by Borrower to Lender of the proceeds of the Letter of Credit and to make payment of such proceeds to Lender;
                  (T) a credit  insurance  policy  has been  issued  in favor of
Borrower covering the Account unless (i) the issuer of such credit insurance policy is acceptable to Lender in its good faith discretion, and (ii) the Lender is a beneficiary under such policy; or
                  (U) The Account arises from services performed by a franchisee of Borrower unless and until Borrower furnishes to Lender evidence that each of the following conditions have been met:
                  (i) the  franchisee  has executed and delivered to Borrower an assignment of billing and receivables in the form annexed hereto as Exhibit 1.37, or such other form as Lender may reasonably approve,
                  (ii) Borrower has filed such UCC-1 financing statements as may be appropriate to perfect Borrower's interest in the Accounts generated by such franchisee,
                  (iii)  Borrower  has  executed  and  delivered to Lender UCC-3 statements of assignment, assigning to Lender all of Borrower's rights under the UCC-1 financing statements filed against the franchisee, and
                  (iv) Borrower has conducted such UCC and other searches as may be appropriate to determine no Liens or other interests exist in the Accounts arising from the services of such franchisee, other than the interest of Borrower therein.
         1.38 "INVENTORY" means, in addition to the definition of inventory as contained in the Uniform Commercial Code, all Goods held by Borrower for resale or lease or furnished or to be furnished under contracts of service, and shall include raw materials, goods and work in process and finished goods, and all goods returned by or reclaimed from customers.
         1.39 "INSTRUMENT" means, in addition to the definition of instrument as contained in the Uniform Commercial Code, a negotiable instrument or a security, or any other writing which evidences a right to the payment of money and is not itself a security agreement or lease and is of the type which is, in the ordinary course of business, transferred by delivery with any necessary endorsement or assignment.
         1.40 "INTEREST PERIOD" means with respect to each Libor Loan, the period commencing on the date such Advance commences to be a Libor Loan as elected by the Borrower and ending one, two or three or six months thereafter as Borrower may elect in the applicable interest rate request and thereafter, each period commencing on the last day of the immediately preceding Interest Period and ending one, two or three or six months thereafter as selected by the Borrower, but in no event after the Expiration Date; subject, however, to the following provisions: (i) if any Interest Period would otherwise end on a day which is not a New York business day, that Interest Period shall be extended to the next succeeding New York business day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the immediately preceding New York business day; (ii) any Interest Period that begins on the last New York business day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last New York business day of a calendar month; and (iii) if the Borrower selects an Interest Period which would otherwise end after the Expiration Date, the duration of such Interest Period shall be shortened to one or two or three months such that the end of such Interest Period shall occur prior to or of even date with the Expiration Date.
         1.41 "INTEREST RATE AND FEE CASH FLOW LEVERAGE RATIO" means at any date the ratio of (A) Total Funded Debt divided by (B) the EBITDA, said ratio to be calculated quarterly based upon the financial statements of Borrower to be furnished to Lender hereunder;
         1.42 "INVESTMENT OBLIGATIONS" means any of the following: (A) Obligations of or guaranteed by the United States of America; (B) Obligations issued or guaranteed by any instrumentality or agency of the United States of America, whether now existing or hereafter organized; (C) Obligations issued or guaranteed by any state of the United States or the District of Columbia; (D) Repurchase agreements fully secured by obligations of a kind specified in (A),
(B) or (C) above; (E) Interest-bearing accounts, certificates of deposit, bankers acceptances or commercial paper of Lender or any Lender Affiliate and investments in the Evergreen Funds; (F) Certificates of deposit of United States Lenders having a ratio of Tier 1 capital of not less than six percent (6%) and then in an amount not exceeding 10% of the issuing Lender's unimpaired capital and surplus. "Tier 1 capital" shall be defined from time to time pursuant to regulations published by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.
         1.43 "LENDER" means First Union Commercial Corporation, its successors and assigns.
         1.44 "LENDER AFFILIATE" means First Union Corporation, its successor and assigns, and any of its direct and indirect Affiliates and Subsidiaries.
         1.45 "LETTER OF CREDIT" means a letter of credit issued in favor of Borrower to secure payment of the sale of goods or of any Account or other obligation due or to become due to Borrower.
         1.46 "LIBOR" means, with respect to each day during each Interest Period, the rate (rounded to the next higher 1/100 of 1%) for U.S. dollar deposits of a one, two, three or six month maturity equivalent to the period selected by the Borrower as the Interest Period as reported on Telerate page 3750 as of 11:00 a.m., London time, on the second London business day before the relevant Interest Period begins (or if not so reported, then as determined by the Lender from another recognized source or interbank quotation), adjusted for reserves by dividing that rate by 1.00 minus the Libor Reserve. Notwithstanding the foregoing, if the Borrower has hedged the Libor based rate by entering into an interest rate swap agreement with Lender, Libor shall be rounded five decimal places in accordance with the 1991 ISDA Definitions published by the International Swaps and Deriviates Association, Inc.
         1.47 "LIBOR LOAN" means each Advance on which interest thereon is in accordance with the terms of this Agreement, based on Libor.
         1.48 "LIBOR MARGIN" means (A) initially two percent (2%) and (B) hereafter a percentage set forth below determined by reference to the Interest Rate and Fee Cash Flow Leverage Ratio of the Borrower on a consolidated basis, with adjustments to be made on the dates and as set forth in paragraph 2.2(D) hereof:

                  Interest Rate & Fee
                  Cash Flow Leverage Ratio                            Margin

                  greater than 4.50 to 1.0                            2.00%
                  4.50 - 3.01 to 1.0                                  1.875%
                  less than 3.01 to 1.0                               1.50%

         1.49 "LIBOR RESERVE" means the maximum percentage reserve requirement (rounded to the next higher 1/100 of 1% and expressed as a decimal) in effect for any day during the Interest Period under the Federal Reserve Board's Regulation D for Eurocurrency liabilities as defined therein.
         1.50 "LIEN" means any mortgage, deed of trust, pledge, security interest, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), or preference, priority, or other security agreement, or preferential arrangement, charge, or encumbrance of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing) and the filing of any financing statement under the Uniform Commercial Code (or comparable law) of any jurisdiction to evidence any of the foregoing.
         1.51 "LOAN DOCUMENTS" means this Agreement, all notes, mortgages or other documents executed and delivered by Borrower or any Obligor hereunder, and any amendments, renewals, modifications or supplements thereto, or substitutions therefor from time to time.
         1.52 "LOAN VALUE PERCENTAGE CHANGE DATE" means that date that Borrower has furnished to Lender (A) the annual audited financial statements of the Borrower for the year ending December 31, 1997 and which indicate that Borrower has achieved a Net Income, exclusive of extraordinary and nonoperating income, of at least $884,000.00 for the fiscal year ending December 31, 1997, and (B)(i) written evidence satisfactory to Lender in its good faith discretion demonstrating that Borrower has improved certain internal procedures with respect to collection of Accounts Receivable and other accounting matters as discussed between Lender and Borrower, or (ii) Borrower furnishes to Lender the management letter by Arthur Anderson LLP accompanying Borrowers financial statement for the years ending December 31, 1997 which is satisfactory to Lender in the good faith exercise of its discretion.
         1.53 "LONDON BUSINESS DAY" means a day on which commercial banks are open for dealings in U.S. Dollar deposits in the London (England, U.K.) interbank market.
         1.54 "MATERIAL ADVERSE CHANGE" means, as to a Person, a material adverse change in the financial condition, operations, business, prospects or property of such Person.
         1.55 "MATERIAL ADVERSE EFFECT" means, as to a Person, a material adverse effect on the financial condition, operations, business, prospects or property of such Person.
         1.56 "NET INCOME" means the net after tax income of a Person determined in accordance with GAAP.
         1.57 "OBLIGATION" or "OBLIGATIONS" means any and all loans, advances and other financial accommodations made by Lender or any Lender Affiliate prior to, on and after the date of this Agreement to, or on the account of Borrower, and any and all interest, fees, late fees, attorney's fees and costs, commissions, obligations, liabilities, indebtedness, charges and expenses, direct or indirect, primary, secondary, contingent, joint or several which are due or to become due or that may hereafter be contracted or acquired of Borrower to Lender or any Lender Affiliate, no matter how or when arising and whether under any present or future Loan Agreement or other agreement or instrument between Borrower and Lender or any Lender Affiliate, including "swap agreements" (as defined in 11 U.S.C. ss.101) or otherwise, and the amount due or to become due upon any notes, reimbursement agreement or other obligations given to, or received by, Lender or any Lender Affiliate or on account of any of the foregoing and the performance and fulfillment by Borrower of all the terms, conditions, promises, covenants and provisions contained in the Loan Documents, or in any future agreement or instrument between Borrower and Lender or any Lender Affiliate.
         1.58 "OBLIGOR" means the Borrower hereunder, all sureties and guarantors, if any, and, if any debt due to Lender hereunder is evidenced by a note or other instrument, the makers and endorsers thereof.
         1.59 "PAYMENT DATE" means (A) with respect to Prime Rate Loans the first day of each month, and (B) with respect to Libor Loans the last day of the Interest Period provided that if the Interest Period is six months Payment Date shall mean the last day of the third month of the Interest Period and the last day of the Interest Period.
         1.60 "PERMITTED ENCUMBRANCES" means (A) Liens for taxes, assessments or governmental charges or levies on property of Borrower if the same shall not at the time be delinquent or thereafter can be paid without penalty, or are being diligently contested in good faith and by appropriate proceedings and against which Borrower has established adequate reserves, (B) Liens imposed by law, such as carriers, warehousemen and mechanics Liens, and Liens incurred in connection with construction or other similar Liens arising in the ordinary course of business provided same are not at the time due and payable, (C) Liens arising out of pledge or deposits under workers compensation law, unemployment insurance, old age pension or other social security or retirement benefit or similar legislation, (D) Liens arising from judgments or awards with respect to which Borrower shall be diligently and in good faith prosecuting an appeal or proceedings for review and shall have secured a stay of execution pending such appeal or review, (E) Liens in favor of Lender or any Lender Affiliate, (F) the existing and future purchase money security interests in items of Equipment and
(G) the existing  liens on specific  assets of Borrower as identified on Exhibit
1.60 annexed hereto.
         1.61 "PERMITTED INDEBTEDNESS" means (A) Indebtedness to Lender or any Lender Affiliate, (B) Subordinated Debt consented to in writing by Lender including the Indebtedness under the Subordinated Convertible Debentures, (C) the Seller Indebtedness, (D) purchase money Indebtedness incurred with respect to the purchase of items of equipment or under Capital Leases of items of Equipment provided said Indebtedness incurred in each year does not exceed the maximum per annum Capital Expenditures permitted hereunder and (E) guarantees by a Borrower of the obligations of another Borrower to third persons.
         1.62 "PERSON" means any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, entity, party or government (whether national, federal, state, county, city, municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).
         1.63 "PLAN" means an employee benefit plan or other plan maintained for employees of Borrower and covered by Title IV of ERISA.
         1.64 "PRIME RATE" means the rate of interest established by Bank from time to time as its reference rate in making loans but which does not reflect the rate of interest charged to any particular Person and is not tied to any external rate of interest or index. The rate of interest charged hereunder shall change automatically and immediately as of the date of each change in the Prime Rate without prior notice to Borrower. Lender shall endeavor to notify Borrower of changes in the Prime Rate but the failure to so notify Borrower shall not preclude a change in the interest rate on the loans provided for herein from being effective on the date of changes in the Prime Rate.
         1.65 "PRIME RATE LOANS" means each Advance on which interest thereon is in accordance with the terms of this Agreement based on the Prime Rate.
         1.66 "PRIME RATE MARGIN" means (A) initially one quarter of one percent (.25%) and (B) hereafter a percentage set forth below determined by reference to the Interest Rate and Fee Cash Flow Leverage Ratio of the Borrower on a consolidated basis, with adjustments to be made on the dates and as set forth in paragraph 2.2(D) hereof:

                  Interest Rate & Fee
                  Cash Flow Leverage Ratio                             Margin

                  greater than 4.50 to 1.0                             .25%
                  4.50 - 3.01 to 1.0                                    00%
                  less than 3.01 to 1.0                       minus    .25%

         1.67 "REPORTABLE EVENT" has the meaning assigned to such term in Title IV of ERISA, or regulations issued thereunder other than a Reportable Event not subject to the provision for a thirty (30) day notice to the Pension Benefit Guaranty Corporation under such regulations.
         1.68 "SELLER INDEBTEDNESS" means the Indebtedness of Borrower identified on Exhibit 5.20 annexed hereto arising from the purchase by Borrower of assets of third Persons.
         1.69 "SUBORDINATED CONVERTIBLE DEBENTURES" means those certain 8% Subordinated Convertible Debentures due 2000 of Consolidated Delivery & Logistics, Inc. dated September 14, 1995, the holders thereof and the principal amount thereof being identified in Exhibit 5.19 annexed hereto.
         1.70 "SUBORDINATED DEBT" means all Indebtedness of a Person permitted by this Agreement or any other Loan Document and which is subordinated to payment in full of all Obligations of such Person to Lender pursuant to a debt subordination agreement or subordination provisions therein in form and substance satisfactory to Lender.
         1.71 "SUBSIDIARY" means any corporation of which more than fifty (50%) percent of the outstanding capital stock having ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether, at the time, stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time, directly or indirectly, owned by Borrower or any Obligor or one or more Subsidiaries.
         1.72 "TANGIBLE CAPITAL FUNDS" means the Tangible Net Worth of a Person plus the outstanding principal amount of all Subordinated Debt.
         1.73 "TANGIBLE NET WORTH" means Total Assets, less (without limitation and without duplication of deductions) the sum of (A) Total Liabilities of a Person, (B) any reserves established by a Person for anticipated losses or expenses, (C) the amount, if any, of all intangible items including any leasehold rights, the amount of any investment in any Affiliate or other entity including a Subsidiary, good will (including any amounts, however designated on the balance sheet, representing the cost of acquisition of business and investments in excess of underlying tangible assets), trademarks, trademark rights, trade name rights, copyrights, patents, patent rights, licenses, unamortized debt discount, marketing expenses and customer and/or mailing lists and (D) all amounts due from employees, stockholders, Affiliates and Subsidiaries.
         1.74 "TERM" means the period from the date hereof through and including the later of (A) the Expiration Date and (B) the payment and performance in full of the Obligations.
         1.75 "TOTAL ASSETS" means, at any date, the amount shown on the books and records of a Person, determined in accordance with GAAP, of all property, both real and personal, of a Person.
         1.76 "TOTAL FUNDED DEBT" means all Indebtedness of the Borrower, including without limitation the Obligations of Borrower to Lender, the Indebtedness under the Subordinated Convertible Debentures, the Seller Indebtedness and under Capital Leases.
         1.77 "TOTAL LIABILITIES" means, at any date, the amount of all liabilities which, in accordance with GAAP, should be included in determining total liabilities as shown on a liability side of a balance sheet of a Person at such date.
         1.78 "UNIFORM COMMERCIAL CODE" means the Uniform Commercial Code as adopted and in effect under the laws of the State of New Jersey.
         1.79 "UNUSED COMMITMENT FEE RATE" means (A) initially one half of one percent (.50%) and (B) hereafter a percentage set forth below determined by reference to the Interest Rate and Fee Cash Flow Leverage Ratio of the Borrower on a consolidated basis, with adjustments to be made on the dates and as set forth in paragraph 2.2(D) hereof:

         Interest Rate & Fee Cash Flow Leverage Ratio                      Rate
         --------------------------------------------                      ----
         greater 4.50 to 1.0                                               .50%
         4.50 to 3.01 to 1.0                                               .375%
         less than 3.01 to 1.0                                             .25%

         1.80     "INTERPRETATION AND CONSTRUCTION"
                  (a) The  terms  "hereby,"   "hereof,"   "hereto,"   "herein,"
"hereunder" and any similar terms, as used in this Agreement, refer to this Agreement in its entirety and not any particular Article or paragraph, and the term "hereafter" means after, and the term "heretofore" means before, the date of delivery of this Agreement;
                  (b) Words importing a particular gender mean and include every other gender, and words importing the singular number mean and include the plural number and vice versa.
                  (c) All financial tests shall be applied only to the Borrower on a consolidated basis.
                                       II
                                      LOANS

         2.1      REVOLVING CREDIT FACILITY
          (A) Facility. So long as no Default nor Event of Default exists, Lender shall, from time to time hereafter, through the Expiration Date, lend to Borrower such amounts as the Borrower may from time to time request, based upon the Eligible Loan Value of Eligible Accounts Receivable as may exist from time to time, but not to exceed the Borrowing Base, and as may be reported by Borrower to Lender on a borrowing base report in the form of Exhibit 2.1 which is to be submitted by Borrower to Lender by Tuesday of each week and as of the close of business of the preceeding Friday. Lender shall have the right, from time to time, in the good faith exercise of its discretion, upon at least five
(5) days prior notice to Borrower, to alter the percentages of the Eligible Loan Value of Eligible Accounts and/or to establish reserves against Eligible Accounts. Each month Lender may render to Borrower a statement of the status of the loans provided for herein, which Borrower hereby agrees shall be deemed to be an account stated and correct and acceptable to and binding on Borrower unless Lender shall receive a corrected statement of exceptions from Borrower within thirty (30) days after the monthly statements have been rendered to Borrower. The revolving credit facility provided for herein shall have a Term through July 31, 1999. All such loans shall be payable on the Expiration Date or as otherwise set forth in this Agreement and shall be evidenced by a promissory note in the form of Exhibit 2.1 annexed hereto. Notwithstanding the expiration of the Term, the rights of Lender hereunder and the obligations of Borrower hereunder, including any Obligations with respect to loans and other financial accommodations made after the Expiration Date, further including but not limited to the grant of security interests in and Liens on the Collateral as set forth in Article III hereof, shall remain in full force and effect until all of the Obligations of Borrower to Lender and each Lender Affiliate are satisfied in full.
         (B)      Interest on Advances.
                  (i) The Borrower agrees to notify the Lender orally or in writing, by 11:00 a.m. local time, at least two (2) Business Days (with respect to Libor Loans) prior to each date it requests interest on the Advances, or a portion thereof, to be based on Libor. Each such notice shall be irrevocable and confirmed immediately by delivery to the Lender of a Libor rate request. Each Libor rate request shall specify:
                          (a) the date from which  interest  is to accrue  based
on Libor,  which  shall be a London Business Day;
                          (b) the aggregate amount of Advances on which interest
is to be based on Libor; and
                          (c) the duration of the Interest period applicable
thereto.
                  (ii) No more than three (3) Interest Periods with respect to Libor Loans shall be outstanding at any time.
                  (iii) All Libor Loans shall be in the principal amount of Two Hundred Fifty Thousand and 00/100 ($250,000.00) Dollars or an integral multiple thereof.
                  (iv) On all Advances as to which Borrower has not, in accordance with the foregoing, selected to have interest based on Libor, interest shall be based on the Prime Rate as set forth in subparagraph (C)(i) below.
          (C).    Interest Rate and Payment Dates
                  (i) Each Prime Rate Loan shall bear interest on the daily outstanding principal amount thereof for each day such Prime Rate Loan is outstanding at a rate per annum equal to the Prime Rate in effect from time to time plus the Prime Rate Margin. Such interest shall be payable in arrears on each Payment Date.
                  (ii) Each Libor Loan shall bear interest for each Interest Period applicable thereto, on the daily outstanding principal amount thereof, at a rate per annum equal to Libor plus the Libor Margin. Interest shall be payable in arrears for each Interest Period on each Payment Date.
         (D)      Conversion and Continuation Options.
                  (i) The Borrower may elect from time to time to convert a Libor Loan to a Prime Rate Loan by giving the Lender at least one (1) Business Day's prior irrevocable notice of such election, provided that conversion of a Libor Loan to a Prime Rate Loan shall only be made on the last day of an Interest Period with respect thereto. The Borrower may elect from time to time to convert a Prime Rate Loan to a Libor Loan, in each case by giving the Lender by 11:00 a.m. local time at least two (2) Business Days' prior irrevocable notice of such election. Each notice to be given by the Borrower pursuant to this paragraph, shall be confirmed by delivery to the Lender of a written notice, which shall specify:
                            (a) the date on which  such  rate  conversion  shall
                           take effect; (b) the aggregate amount of the Advances to be converted on such date; (c) whether the Advances to be converted are Libor Loans, or Prime Rate Loans; (d) whether the Advances, after conversion, will be Libor Loans or PrimRate Loans; and (e) in the case of a Libor Loan, the duration of the Interest Period applicable thereto.
         All or any part of the outstanding principal of a Libor Loan, or a Prime Rate Loan, may be converted as provided herein, provided that partial conversions shall be in an aggregate principal amount of a minimum of Two Hundred Fifty Thousand ($250,000.00) Dollars or an integral multiple thereof.
                   (ii) A Libor Loan may be continued as such upon the expiration of an Interest Period with respect thereto by compliance by the Borrower with the notice provisions contained in this paragraph, provided that a Libor Loan may not be continued as such when any Event of Default has occurred and is continuing, but shall be automatically converted to a Prime Rate Loan on the last day of the subject Interest Period.
                  (iii) If the Borrower shall fail to give notice to convert or continue a Libor Loan in the manner required by paragraphs (i) or (ii) above, the Borrower shall be deemed to have elected to convert the Libor Loan to a Prime Rate Loan on the last day of the Interest Period applicable thereto;
           (E) Prepayment. Prime Rate Loans may be prepaid in whole or in part, at any time without premium or penalty. Libor Loans may be prepaid, in whole or in part, only on the last day of an Interest Period; provided, however, that any partial prepayments shall be in a principal amount of not less than $250,000.00, or multiples thereof. Any prepayment shall include accrued and unpaid interest to the date of prepayment on the principal amount prepaid and all other sums due and payable hereunder. All payments received on the Advances may be applied in such order as the Lender in its sole discretion shall determine.
          (F) Indemnification. The Borrower shall indemnify the Lender against the Lender's loss or expense in employing deposits as a consequence of (i) the Borrower's failure to make any payment when due under the Advances constituting a Libor Loan, or (ii) any prepayment of a Libor Loan on a date other than the last day of the applicable Interest Period ("Indemnified Loss or Expense").
          (G) Additional Costs. If, at any time, a new, or a revision in any existing law or interpretation or administration (including reversals) thereof by any government authority, central bank or comparable agency imposes, increases or modifies any reserve or similar requirement against assets, deposits or credit extended by lenders generally, or subjects lenders generally to any tax, duty or other charge (except tax on the Lender's net income), and any of the foregoing increases the cost to the Lender of maintaining its commitment to provide Libor Loans or reduce the amount of any sum received or receivable by the Lender under the Advances which are Libor Loans, within 15 days after demand by the Lender, the Borrower agrees to pay the Lender such additional amounts as will compensate the Lender for such increased costs or reductions ("Additional Costs").
         (H) Match Funding. The amount of such (i) Indemnified Loss or Expense, or (ii) Additional Costs outlined above shall be determined, in the Lender's sole discretion, based upon the assumption that the Lender funded 100% of that portion of the Advances to which the Libor-based rate applies in the applicable London interbank market.
          (I) Unavailability of Interest Rate. If, at any time, (i) the Lender shall determine that, by reason of circumstances affecting foreign exchange and interbank markets generally, Libor deposits in the applicable amounts are not being offered to the Lender or Bank; or (ii) a new, or a revision in any existing law or interpretation or administration (including reversals) thereof by any government authority, central bank or comparable agency shall make it unlawful or impossible for the Lender to honor its obligations under the Advances, then (A) the Lender's obligation, if any, to make or maintain a Libor. Loan shall be suspended, and (B) at the Lender's discretion the applicable Libor-based rate shall, for the remainder of the term of the Loan, immediately be converted to the Prime Rate plus the Prime Rate Margin, but if so converted the indemnification obligation of Borrower under (F) above shall not apply.

         2.2      PAYMENT AND COMPUTATION AND ADJUSTMENTS IN MARGINS
                  (A) Business Day. Whenever any payment to be made hereunder or under any note issued hereunder shall be stated to be due on other than a Business Day, such payment may be made on the next succeeding Business Day, unless such Business Day falls in the next succeeding calendar month, in which case, such payment shall be made on the next preceding Business Day. Any such alteration of time shall, in such case, be included in the computation of payment of interest. All payments (including prepayments) made by Borrower on account of principal of or interest on the loans hereunder shall be made without set-off or counterclaim and shall be made prior to 3:00 p.m. (New York City time) on the date such payment is due, to Lender, in each case in lawful money of the United States of America and in immediately available funds. The failure of Borrower to make any such payment by 3:00 p.m. (New York City time) on such due date shall not constitute a Default or Event of Default hereunder, provided that such payment is made on such due date, but any such payment received by Lender on any Business Day after 3:00 p.m. (New York City time) shall be deemed to have been received on the immediately succeeding Business Day for the purpose of calculating any interest payable in respect thereof.
                  (B) Debiting of Account. The Borrower agrees to maintain an account at the Bank continuously until the Obligations owing hereunder are paid in full. That account is account #____________________ (the "Deposit Account"). The Lender may, and the Borrower authorizes the Bank to, debit the Deposit Account for the amount of any payment as and when such payment becomes due hereunder and to remit same to Lender. Notwithstanding the foregoing, if there are insufficient funds in the Deposit Account to make said payment, and Borrower has otherwise failed to make said payment, including by the authorization under
(F) below, the Lender and any Lender Affiliate may, and the Borrower authorizes the Lender and any Lender Affiliate to, debit any other account and/or certificate of deposit maintained by the Borrower with the Lender or any Lender Affiliate for the amount of any payment, as and when such payment becomes due hereunder, whether such payment is for accrued interest, principal or expense and to remit same to Lender, even if debiting such account results in a loss or reduction of interest to the Borrower or the imposition of a penalty applicable to the early withdrawal of time deposits. Such authorization shall not affect the Borrower's obligation to pay when due all amounts payable hereunder, whether or not there are sufficient funds in any accounts of the Borrower. The foregoing rights of the Lender and each Lender Affiliate to debit the Borrower's accounts shall be in addition to, and not in limitation of, any rights to make Advances or of set-off which the Lender and/or any Lender Affiliate may have hereunder or under any Loan Document.
         (C) Computation. Interest and any fees or compensation based upon a per annum rate shall be calculated on the basis of a 360 day year for the actual number of days elapsed.
         (D) Adjustments. The Prime Rate Margin and the Libor Margin and the Unused Commitment Fee Rate shall be calculated based upon the quarterly financial statements of Borrower on a consolidated basis to be furnished to Lender in accordance with the terms hereof and shall be adjusted as of the first day of the month following the month in which such financial statements and the required accompanying compliance certificates are furnished by Borrower to Lender provided there are at least five (5) Business Days between the date same are so furnished to Lender and the first day of the following month. If there is less than five (5) Business Days said margins and rate shall be adjusted as of the sixth (6th) Business Day following the date said financial statements are furnished to Lender. Subject to paragraph 9.7 hereof, if said quarterly financial statements and compliance certificate are not furnished to Lender within the time period set forth in paragraph 6.1 hereof, the margins and rate shall be the highest such margin and rate until said financial statements and certificate are furnished to Lender.
          (E) Notwithstanding any adjustment in the Libor Margin as set forth in
(D) above, the interest rate on a Libor Loan shall not be adjusted downward as to said Libor Loan during the middle of the applicable Interest Period, but shall be adjusted upward to the applicable margin for the remainder of the Interest Period if there is an upward adjustment in the Libor Margin as a consequence of the calculation of the Interest Rate and Fee Cash Flow Coverage Ratio.
         (F) Borrower hereby irrevocably requests and authorizes Lender to make Advances hereunder to the extent of any fees set forth in paragraphs 2.3 hereof or interest due from time to time under this Agreement or any other Loan Documents and to apply the proceeds of such Advances to such fees or interest. The foregoing shall not obligate Lender to make any such Advances and Borrower shall remain obligated to pay said fees and interest when due.
         2.3      FEES
         (A) Unused Commitment Fee. On the first Business Day of each month hereafter, Borrower shall pay to Lender a commitment fee equal to Unused Commitment Fee Rate on a per annum basis, of the daily average undisbursed portion of the Advance Dollar Limit of the revolving credit facility under paragraph 2.1 hereof for the prior month.
         (B) Facility Fee. Contemporaneous with the execution hereof Borrower shall pay to Lender the unpaid portion of a facility fee of $37,500.00.
         (C) Examination Fee. If from time to time Lender, in accordance with its rights hereunder, examines or inspects the books and records of Borrower and/or Collateral, Borrower shall upon the demand of Lender pay to Lender an examination fee of $500.00 per Person for each day a Person who is employed by Lender or a Lender Affiliate engages in such examination, plus all other out-of-pocket expenses, including but not limited to travel expenses, incurred by Lender in connection therewith. If Lender engages an outside firm to conduct such examination, Borrower shall pay to Lender upon demand the actual out of pocket reasonable costs and expenses incurred by Lender in having said examination conducted, such payment to be make within ten (10) days of the submission of an invoice from Lender detailing the costs and expenses. Notwithstanding the foregoing provided no Default or Event of Default exists hereunder Borrower shall not be obligated to pay for more than four (4) such examinations or inspections per annum.
         (D) Late Charge. If any payment hereunder is not paid in full when the same is due, the Lender may collect from the Borrower a fee on such unpaid amount equal to five percent (5%) of such amount.

         2.4 PREPAYMENT AND EARLY TERMINATION (A) If on any day the sum of the aggregate outstanding principal balance of the loans under paragraph 2.1 hereof shall exceed the Borrowing Base, Borrower shall, on such day, prepay such loans by an amount equal to such excess. Any mandatory prepayment under this paragraph shall be applied first to Prime Rate Loans, and second to Libor Loans, and as to Libor Loans, if more than one (1) Interest Period is in effect, then to such Libor Loans in the order of the Interest Periods with the shortest remaining number of days. Notwithstanding the foregoing after all then outstanding Prime Rate Loans are satisfied as a consequnce of such application of prepayments, any excess prepayments shall be applied as follows:
         (i) the next Two Million Dollars ($2,000,000.00) of prepayments, or such greater amount as Lender may agree to, shall be credited to an account (the "Collateral Account") to be established with Bank or other Lender Affiliate, which Collateral Account shall be subject to a Lien in favor of Lender as additional security for the Obligations, and
         (ii) all prepayments in excess of said Two Million Dollars ($2,000,000.00) may be applied to Libor Loans as set forth above.
         On the expiration date of any Interest Period, there shall be withdrawn from the Collateral Account an amount equal to the Libor Loan which has the Interest Period so expiring and said amount shall be applied to payment of said Libor Loan. If after any monies are so credited to the Collateral Account the Borrower obtains any Prime Rate Loans, these shall be withdrawn from the Collateral Account an amount equal to said Prime Rate Loans with said amount applied to payment of said Prime Rate Loans.
                  (B) Each loan hereunder bearing interest at a floating rate based upon the Prime Rate, in effect from time to time, may be voluntarily prepaid, in whole or in part, at any time without premium or penalty. Libor Loans may be prepaid only on the last day of the applicable Interest Period.
                  (C) Early Termination Fee. If the revolving credit facility is terminated by Lender upon the occurrence of an Event of Default, or is terminated by Borrower prior to the Expiration Date or if Borrower prepays said facility prior to said Expiration Date, in view of the impracticability and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of Lender's lost profits as a result thereof, Borrower shall pay Lender upon the effective date of such termination or prepayment a fee in an amount equal to: (a) one percent (1.0%) of the Advance Dollar Limit if such termination occurs on or prior to the first (1st) anniversary of the commencement date of the Term; or (b) one half of one percent (.5%) of the Advance Dollar Limit if such termination occurs after the first
(1st) anniversary of the commencement date of the Term. Such fee shall be presumed to be the amount of damages sustained by Lender as the result of an early termination and Borrower acknowledges that it is reasonable under the circumstances currently existing. The fee provided for in this Section shall be deemed included in the Obligations.
         2.5 PROCEDURES FOR ADVANCES On each Business Day Prime Rate Loans shall be advanced by the Lender to the Borrower pursuant to the terms and conditions of the Cash Management Services. Subject to paragraph 2.1(B) hereof with respect to Libor Loans, Borrower shall provide Lender with at least one (1) Business Day's oral notice of the requested Advance, specifying the date (the "Loan Date") and amount, which oral notice shall be promptly confirmed in writing by Borrower. Lender shall, on or after 1:00 P.M. (New York time) of the Loan

                The Balance of This Page Left Intentionally Blank

Date, make the amount of the requested loan available to Borrower, provided all conditions precedent to such loan have been met or satisfied. Each requested Advance hereunder which is to be a Libor Loan shall be in the minimum amount of $250,000.00 and multiples of $250,000.00 in excess thereof.
         2.6 CONDITIONS TO INITIAL ADVANCE The obligation of Lender to execute this Agreement and to make the initial Advance or other financial accommodations hereunder is subject to the satisfaction of the following conditions precedent:
                  (A)  Documents.  Lender shall have  received the duly executed note conforming to the requirements hereof, and not less than four (4) copies of this Agreement, each executed on behalf of Borrower and/or by its duly authorized officers.
                  (B)  Deliveries by Borrower.  Borrower shall have delivered or caused to be delivered to the Lender or the Lender shall have received, the following items, which shall be in form and substance reasonably satisfactory to the Lender and its counsel:
                  (i)  Legal Opinion of Counsel to Borrower.  Opinion of
Lowenstein, Sandler, Kohl, Fisher & Boylan P.A. counsel to Borrower dated the date hereof and addressed to Lender, substantially in the form of Exhibit 2.6 hereto.
                  (ii)  Corporate  Proceedings.  Resolutions  of the  Boards  of
Directors of Borrower certified on the date hereof by the Secretary or an Assistant Secretary of Borrower authorizing (a) the execution, delivery and performance of this Agreement, and all of the other Loan Documents to which it is a party; (b) the consummation of the transactions contemplated hereby and thereby; and (c) the borrowings and other matters contemplated in the Loan Documents. Such certificate shall state that the resolutions set forth therein have not been amended, modified, revoked or rescinded as of the date of such certificate and are in full force and effect as of the closing date.
                  (iii) Incumbency  Certificate.  A certificate of the Secretary or an Assistant Secretary of Borrower, dated the date hereof, as to the incumbency and signature of the officers executing each of the Loan Documents and any other document to be delivered pursuant to any of such documents, together  with  evidence  of the  incumbency  of  such  Secretary  or  Assistant
Secretary.
                  (iv) Officer's  Certificate.  A certificate of Borrower signed by its president or chief financial officer stating that to the best of his knowledge after diligent investigation: (a) as of the date hereof and giving effect to any loan no Default or Event of Default exists hereunder; and (b) all of Borrower's representations and warranties contained in this Agreement and the other Loan Documents are presently true and correct in all material respects.
                  (v)  Consents,   Licenses,   Approvals,  etc.  Copies  of  all
consents,  licenses and  approvals  required in connection  with the  execution, delivery, performance, validity and enforceability of this Agreement, the note and other Loan Documents, and such consents, licenses and approvals shall be in full force and effect and be reasonably satisfactory in form and substance to Lender and its counsel.
                  (vi)  Searches.  Copies,  in  form  and  substance  reasonably satisfactory to Lender, of written or other advice relating to such corporate status, financing statement, tax lien, judgment and other searches as Lender may reasonably require.
                  (vii)    Other  Documents.  All other  documents  provided for
herein or which Lender may request or require.
                  (viii)   Additional Information.  Such additional  information
and materials which Lender shall have reasonably requested.
                  (ix) Supporting Documents. On or before the date hereof, (a) a copy  of  the  Certificate  of  Incorporation  of  Borrower,  certified  by  the
Secretaries of State of their respective states of incorporation; (b) a certificate of such Secretaries of State, dated as of a recent date, as to the good standing of Borrower and attaching the charter documents of Borrower on file in the office of such Secretary of State; and (c) a certificate of the Secretary or an Assistant Secretary of Borrower dated the Closing Date and certifying with respect to Borrower (I) that attached thereto is a true and complete copy of the By-laws of Borrower, as in effect on the date of such certification, and (II) that the Certificate of Incorporation of Borrower has not been amended since the date of the last amendment thereto indicated on the certificate of the Secretary of State furnished pursuant to clause (A) above.
                  (x) Fees.  Borrower shall have paid all of the reasonable fees and expenses of Lender's counsel which are occasioned in connection with the preparation of this Agreement, and all other Loan Documents and the closing of the transactions contemplated hereby and thereby.
                  (xi)     Insurance.  Evidence  of the  insurance  required  to
be in  effect as set forth in this Agreement.
                  (xii)  Availability.  Borrower  has  a  sufficient  amount  of
Eligible Accounts so that it has available additional borrowings after the initial borrowing equal to not less than the difference between (a) Four Million Dollars ($4,000,000.00) and (b) the cash and cash equivalents of Borrower as of the date of the initial borrowing.
                  (xiii)   Borrower  shall  have  delivered  to  Lender  a  duly
completed borrowing base report as of not earlier than the close of business of the preceding Friday.
                  (xiv) The agent for the  existing  lenders to  Borrower  shall have executed and delivered (a) to Lender a payoff letter in form satisfactory to Lender and (b) to Stryker, Tams & Dill LLP, counsel for Lender, UCC-3 statements of termination with respect to all financing statements in favor of said agent and the original stock certificates of the Sudsidiaries of Consolidated Delivery & Logistics, Inc. and Sureway Air Traffic Corporation, said UCC-3 statements and stock certificates to be held by said counsel in escrow pending payment to said agent of the required payoff amount.
         2.7 CONDITIONS TO ALL LOANS The obligation of Lender to make any loan or other financial accommodation hereunder is subject to fulfillment of the following additional conditions precedent, to the reasonable satisfaction of counsel to Lender:
                  (a)  Representations  and Warranties.  The representations and warranties made by Borrower and any Obligor herein or in any other of the Loan Documents or which are contained in any certificate, document or financial or other statement furnished at any time under or in connection herewith shall be correct in all material respects on and as of the date of each loan or other financial accommodation hereunder, after giving effect to such loan or other financial accommodation hereunder, as if made on and as of such date.
                  (b)      No  Default.  No Event of  Default  has  occurred,
and no Default has arisen and is continuing on the date the loan or other financial accommodation hereunder is to be made, after giving effect to the such loan or other financial accommodation hereunder.
                  (c) Litigation.  No suit,  action,  investigation,  inquiry or other proceeding by any governmental authority or other Person or any other legal or administrative proceeding shall be pending or threatened which (i) questions the validity or legality of the transactions contemplated by this Agreement, or (ii) seeks damages in connection therewith and which, in the reasonable judgment of Lender, (x) involves a significant risk of a preliminary or permanent injunction or other order by a state or federal court which would prevent, or require rescission of, the transactions contemplated by this Agreement, or (y) in the case of any action or proceeding which seeks monetary damages involves a significant risk of resulting in substantial financial liability to Borrower, any guarantor and/or Lender.
                  (d)  Material  Adverse  Change.  No event shall have  occurred since the date of the most recent financial statements of Obligors furnished to Lender which resulted in a Material Adverse Change of any Obligor or had a Material Adverse Effect on any Obligor.
                  (e)  Legal  Matters.  All  legal  matters  incident  to the making of the loans and other financial accommodations shall be satisfactory to counsel to Lender, in the reasonable exercise of its judgment.
         2.8 REGULATORY CAPITAL REQUIREMENTS If any existing or future law or regulation or the interpretation thereof by any court or administrative or governmental authority charged with the administration thereof, or compliance by Lender with any request or directive (whether or not having the force of law) of any such authority, results in any increases after the date hereof in any capital maintenance, capital ratio or similar requirement against loan commitments made by lenders generally, other than those covered by paragraph 2.1(G) above, and the result thereof is to impose upon Lender or increase any capital requirement applicable to Lender as a result of the making or maintenance of the revolving credit available hereunder (which imposition of or increase in capital requirement may be determined by Lender's reasonable allocation of the aggregate of such capital impositions or increases) then, upon demand by Lender, Borrower shall immediately pay to Lender from time to time as specified by Lender a commitment fee which shall be sufficient to compensate Lender for such imposition of or increase in capital requirements together with interest on each such amount from the date demanded until payment in full thereof at the rate provided in this Agreement with respect to commitment fees not paid when due. A certificate setting forth in reasonable detail the amount necessary to compensate Lender as a result of an imposition of or increase in capital requirements submitted by Lender to Borrower shall be conclusive, absent manifest error or bad faith, as to the amount thereof. For purposes of this Paragraph 2.8, in calculating the amount necessary to compensate for any imposition of or increase in capital requirements, Lender shall be deemed to be entitled to a rate of return on capital (after federal, state and local taxes) of fifteen percent per annum.

         2.9 EXCESS LOANS In the event Lender shall advance an amount in excess of the aggregate amount of all loans and other financial accommodations set forth in this Agreement or if Borrower should directly or indirectly become indebted to Lender in an amount which, together with all advances made pursuant to this Agreement, is in excess of the aggregate amount set forth in this Agreement, such advances or such Indebtedness shall nevertheless be covered by the terms of this Agreement.
                                                        III
                                                    COLLATERAL
         3.1 CROSS COLLATERAL All of the Collateral heretofore, herein or hereafter given or assigned to Lender hereunder shall secure payment of all Obligations, as defined herein, of Borrower to Lender and each Lender Affiliate.
         3.2 ACCOUNTS RECEIVABLE Borrower hereby creates in favor of Lender and hereby grants to Lender a security interest in all Accounts, as defined herein, presently owned by Borrower or hereafter acquired.
         3.3 EQUIPMENT Borrower hereby creates in favor of Lender and hereby grants to Lender a security interest in all of Borrower's Equipment, as such term is defined herein, whether presently owned by Borrower or hereafter acquired, and wherever located excepting only items of motor vehicle rolling stock subject to purchase money security interests in favor of third Persons and unencumbered motor vehicles more than five (5) years old.
         3.4 INVENTORY Borrower hereby creates in favor of Lender and hereby grants to Lender a security interest in all of Borrower's Inventory, as defined herein, whether presently owned by Borrower or hereafter acquired and wherever located.
         3.5 GENERAL INTANGIBLES Borrower hereby creates in favor of Lender and hereby grants to Lender a security interest in all of Borrower's General Intangibles, as herein defined, whether presently owned by Borrower or hereafter acquired.
         3.6 DEPOSIT ACCOUNTS Borrower hereby creates in favor of Lender, hereby assigns to Lender and hereby grants to Lender a security interest in the balance of every deposit account, now or hereafter existing, of Borrower with Lender, and all money, Instruments, securities, documents, Chattel Paper, credits, claims, and other property of Borrower now or hereafter in the possession or custody of Lender or any of its agents.
         3.7 CHATTEL PAPER Borrower hereby creates in favor of Lender and hereby grants to Lender a security interest in all of Borrower's Chattel Paper, as defined herein, whether presently owned by Borrower or hereafter acquired, including but not limited to all such Chattel Paper now or hereafter left in the possession of Lender for any purpose, further including but not limited to for collection.
         3.8 INSTRUMENTS Borrower hereby creates in favor of Lender and hereby grants to Lender a security interest in all of Borrower's Instruments, as defined herein, whether presently owned by Borrower or hereafter acquired, including but not limited to all such Instruments now or hereafter left in the possession of Lender for any purpose, further including but not limited to for collection.
         3.9 DOCUMENTS Borrower hereby creates in favor of Lender and hereby grants to Lender a security interest in all of Borrower's Documents, as defined herein, whether presently owned by Borrower or hereafter acquired, including but not limited to all such Documents now or hereafter left in the possession of Lender for any purpose.
         3.10 STOCK Consolidated Delivery & Logistics, Inc. and Sureway Air Traffic Corporation shall, contemporaneous with the execution of this Agreement execute and deliver to Lender pledge agreements, pursuant to which they pledge to Lender a security interest in all of their present and future active Subsidiaries.
         3.11 SECURITY FOR ACCOUNTS Borrower hereby assigns to and grants to Lender a security interest in all rights of Borrower in, to and under all guarantees and security Borrower may now or hereafter acquire of any Accounts and other Collateral, including but not limited to any Letters of Credit securing any Accounts, any credit insurance policies covering any Account and the proceeds of any such guarantees and other security.
         3.12 COLLECTION ACCOUNTS AND COLLATERAL ACCOUNTS Borrower hereby assigns to and grants to Lender a security interest and Lien on all of Borrower's right, title and interest in and to all Collection Accounts and Collateral Accounts and all monies from time to time in said accounts.
         3.13 PROCEEDS AND RECORDS Borrower hereby creates in favor of Lender and hereby grants to Lender a security interest in (A) all books and records, including, without limitation, customer lists, credit files, computer programs, print-outs and other computer materials and records of Borrower pertaining to all of the Collateral; and (B) all of the products and proceeds of all of the foregoing Collateral (including all proceeds of insurance policies covering the Collateral); as well as all accessions, additions, substitutions, replacements and increments as to the assets in (A) and (B).
         3.14 CONTINUING PERFECTION Borrower agrees to immediately turn over to Lender the original of any Letter of Credit and if such Letter of Credit is transferable, to transfer such Letter of Credit to Lender, and if such Letter of Credit is not transferable, to notify, in writing, the issuer of any such Letter of Credit of the assignment by Borrower to Lender of Borrowers right to the proceeds thereof and to make payment of such proceeds directly to Lender. Borrower will perform any and all steps requested by Lender to create and maintain in Lender's favor a first and exclusive and valid lien on or security interest in the Collateral or pledges of Collateral (other than items of Collateral which are subject to Permitted Encumbrances), including, without limitation, the execution, delivery, filing and recording of financing statements and continuation statements, supplemental security agreements, notes and any other documents necessary, in the opinion of Lender, to protect its interest in the Collateral. Lender and its designated officer are hereby appointed Borrower's attorney-in-fact to do all acts and things which Lender may deem necessary to perfect and continue perfected the security interests and Liens provided for in this Agreement, including, but not limited to, executing financing statements on behalf of Borrower. Neither the Lender nor its attorneys, officers, employees, or agents shall be liable for acts, omissions, any error in judgment, or mistake in fact in its/their capacity as attorney-in-fact. This power, being coupled with an interest, is irrevocable until the Obligations have been fully satisfied. At the Lender's sole option, and without the Borrower's consent, the Lender may file a carbon, photographic, or other reproduction of this Agreement or any financing statement executed pursuant hereto as a financing statement in any jurisdiction so permitting.
                                                        IV
                                              PROCEEDS OF COLLATERAL
         4.1 LOCKBOX Borrower agrees to establish and maintain with Lender a lockbox, in accordance with Lender's standard lockbox agreement in effect from time to time, and to direct all Account Debtors to make remittances on all Accounts to said lockbox other than with respect to Accounts (a) generated from Olympic Courier Systems, Inc.'s facility in Manhattan, New York, (b) owing from Account Debtors whose monthly average Accounts are less than $5,000.00 (the "Under 5 Accounts") and (c) billed, in accordance with Borrowers present conduct of business, from Borrower's St. Louis, Mo. office (the "St. Louis Accounts"). Any and all remittances received in said lockbox may be applied to the Obligations of Borrower to Lender in accordance with paragraph 4.3 hereof.
         4.2 PAYMENTS ON COLLATERAL If, notwithstanding the notices to Account Debtors to remit payments on Accounts to the lockbox referred to above Borrower receives any payments on Accounts or other Collateral, Borrower agrees to receive any and all payments and remittances on Accounts and Inventory and other Collateral, including cash, checks, drafts, notes, acceptances or other forms of payment in trust for Lender and to deliver such payments to Lender in the identical form in which they were received, together with any necessary endorsement in favor of Lender and with collection reports in form satisfactory to Lender. As to all remittances on Accounts invoiced from Olympic Courier Systems, Inc.'s facility in Manhattan, New York, Borrower agrees to receive said remittances in trust for Lender and to deposit them in the same form received with any necessary endorsement into a separate account, on which designees of Lender are the sole signatories, at European American Bank or such other bank as Lender and Borrower may hereafter agree to in writing, with European American Bank or such other bank entering into an agreement with Lender in the form of
Exhibit 4.2 annexed hereto or such other form as may be satisfactory to Lender (a "Blocked Account Agreement"). As to all remittances on St. Louis Accounts, Borrower agrees to receive said remittances in trust for Lender and to deposit them in the same form received with any necessary endorsement into a separate account, on which designees of Lender are the sole signatories, at such bank as Lender and Borrower may hereafter agree to in writing, with said bank entering into a Blocked Account Agreement with Lender. As to all remittances on Under 5 Accounts Borrower agrees to receive said remittances in trust for Lender and to deposit them in the same form received with any necessary endorsement into a designated account, on which designee 's of Lender are the sole signatories, with Bank, to the extent Bank has a deposit office within reasonable proximity to the office where said remittances are received, or if Bank does not so have a deposit office within reasonable proximity at such other bank as Lender and Borrower may hereafter agree to in writing, with said bank entering into a Blocked Account Agreement with Lender. Each deposit account at European American Bank, the Bank or such other banks at which such deposit accounts may from time to time be established is herein referred to as a "Collection Account"). Lender shall be authorized to cause all funds in each Collection Account to be credited to Lender via an Automated Clearing House charge or by wire transfer or other method satisfactory to Lender, with such sums received by Lender to be applied to the Obligations of Borrower to Lender in accordance with paragraph 4.3 hereof. Borrower shall pay all fees, charges and expenses relating to the establishment and maintenance of said accounts and to the remittance of all monies in said account to Lender and Borrower shall otherwise indemnify and hold Lender harmless from all claims, demands, actions or causes of action relating to said account including without limitation any obligations, if any, with respect to checks or other instruments deposited in said Account and which are dishonored or returned unpaid.
         4.3 APPLICATION OF PAYMENTS All proceeds of any Account(s) and Inventory and other Collateral which are delivered to or otherwise received by Lender for application to the loans provided for herein shall be deemed received as of the date of actual receipt by Lender, and shall be applied by Lender on account of the Obligations upon Lender's receipt of same; provided, however, that no checks, drafts, or other Instruments received by Lender shall constitute payment to Lender unless and until such item of payment has actually been collected by Lender. For the sole purpose of calculation of interest due to Lender from Borrower, all such proceeds and other payments on account of the loans provided for in this Agreement, irrespective of the type or form of payment thereof shall not be considered applied on account of the Obligations until two (2) Business Days after Lender's application of same to the Obligations. All sums so applied to the Obligations shall be applied first to Prime Rate Loans and second to Libor Loans, and as to Libor Loans, if more than one (1) Interest Period is in effect, then to such Libor Loans in the order of the Interest Periods with the shortest remaining number of days. Notwithstanding the foregoing after all then outstanding Prime Rate Loans are satisfied as a consequnce of such application of proceeds, any excess proceeds shall be applied as follows:
         (i) the next One Million Dollars ($1,000,000.00) of proceeds, or such greater amount as Lender may agree to, shall be credited to an account (the "Collateral Account") to be established with Bank or other Lender Affiliate, which Collateral Account shall be subject to a Lien in favor of Lender as additional security for the Obligations, and
         (ii) all prepayments in excess of said One Million Dollars ($1,000,000.00) may be applied to Libor Loans as set forth above.
         On the expiration date of any Interest Period, there shall be withdrawn from the Collateral Account an amount equal to the Libor Loan which has the Interest Period so expiring and said amount shall be applied to payment of said Libor Loan. If after any monies are so credited to the Collateral Account the Borrower obtains any Prime Rate Loans, there shall be withdrawn from the Collateral Account an amount equal to said Prime Rate Loans with said amount applied to payment of said Prime Rate Loans.
                                                         V
                                          REPRESENTATIONS AND WARRANTIES
         To induce Lender to enter into this Agreement and to make loans and other financial accommodations hereunder, Borrower represents and warrants to Lender that:
         5.1      GOOD STANDING  Exhibit "A" sets forth:
                  (A) the jurisdiction of incorporation of Borrower and in which it is in good standing;
                  (B) all other jurisdictions in which Borrower is authorized to transact business in all of which it is in good standing;

                  (C)      any changes in the  structure  of  Borrower,  after
November  30, 1995 such as mergers, consolidations and the like;
                  (D)      any name changes of Borrower after November 30, 1995;
                  (E)      all trade names or trade styles under which  Borrower
conducts  business  or issue invoices;
                  (F)      all  Subsidiaries  and  Affiliates  of  Borrower  and
the percentage of stock or other ownership interest thereof owned by Borrower or Affiliates of Borrower;
                  (G)      all stockholders of Borrower other than Consolidated
Delivery and Logistics, Inc.
         5.2 CORPORATE AUTHORITY Borrower, and all Affiliates and Subsidiaries have requisite power and authority to own their property and to carry on their business as now conducted, and are in good standing and authorized to do business in each jurisdiction in which the failure so to do would have a Material Adverse Effect on Borrower or such Affiliate or Subsidiary. Each Borrower has the corporate power to execute, deliver and carry out this Agreement and all other Loan Documents to which they are a party and their Boards of Directors have duly authorized and approved the terms of the loans and other financial accommodations described herein and the taking of any and all action contemplated herein and therein, and this Agreement and all other Loan Documents to which Borrower or any Obligor are a party constitute the valid and binding obligations of them, enforceable in accordance with their terms. No consent or approval of, or exemption by, shareholders, any Governmental Body or any other Person is required to authorize, or is otherwise required in connection with the execution, delivery and performance of, the Loan Documents to which it is a party, or is required as a condition to the validity or enforceability of the Loan Documents to which it is a party.
         5.3 COMPLIANCE WITH LAW (A) Borrower and all other Obligors are in compliance with all laws, rules and regulations to which they are subject and have all licenses, certificates, permits and franchises and other governmental authorization necessary to own their properties and to conduct their businesses;
                  (B) The  execution  of this  Agreement,  and each  other  Loan
Document and the performance by Borrower and other Obligors of their obligations hereunder and thereunder, do not, at the date of execution hereof, violate any existing law or regulation or any writ or decree of any court or Governmental Body or the charter or by-laws of Borrower or any Obligor or any agreement or undertaking to which either is a party or by which they are bound.
         5.4 NO LITIGATION Except as set forth on Schedule 5.4 there are no judgments against Borrower or any Obligor as of the date of this Agreement and no material litigation or administrative proceeding before any Governmental Body is presently pending, or to the knowledge of Borrower, threatened, against Borrower or any Obligor or any of their property.
         5.5 NO FINANCIAL CHANGE (A) There has been no Material Adverse Change in the condition of Borrower and other Obligors since their last financial statements and reports dated May 31, 1997 furnished to Lender and the information contained in said statements and reports is true and correctly reflects the financial condition of Borrower and such Obligors as of the dates of the statements and reports, and such statements and reports have been prepared in accordance with GAAP and do not contain any material misstatement of fact or omit to state any facts necessary to make the statements contained therein not misleading.
                  (B)  Borrower  has  no  Contingent  Obligations  or  Financial
Undertaking other than as disclosed in its financial statements dated December 31, 1996 or March 31, 1997 heretofore furnished to Lender.
         5.6 TAX COMPLIANCE Except as set forth on Schedule 5.6 Borrower and each Obligor has filed, or caused to be filed, all tax returns required to be filed and has paid all taxes shown to be due and payable on said return or on any assessment made against it.
         5.7 GOOD TITLE AND ABSENCE OF LIENS On the date of this Agreement Borrower has good and marketable title to all of its properties and assets, real, personal and mixed, and none of said properties or assets is subject to any Lien, except for Permitted Encumbrances.
         5.8 PLACE OF RECORDS, CHIEF EXECUTIVE OFFICE, INVENTORY AND EQUIPMENT AND OTHER COLLATERAL (A) Borrower's chief executive office, and the office where Borrower keeps its records concerning its Accounts, and all locations of its Inventory, if any, and Equipment, and all other business locations of Borrower are presently at the locations set forth on Exhibit "A". (B) Except as set forth on Exhibit "A", within four (4) months of the date of this Agreement, none of Borrower's assets have been moved from any jurisdiction or other locations than the present locations of assets set forth on Exhibit "A" under item 5.8 (A)(v) except for Equipment purchased by Borrower in the ordinary course of business from persons or entities customarily selling such Inventory or Equipment. (C) as of the date hereof Borrower has no Inventory (D) Borrower does not presently purchase or otherwise hold, purchase or otherwise hold Goods on a consignment basis except as set forth on Exhibit "A". (E) Except as set forth on Exhibit "A", Borrower has not purchased any Equipment except in the ordinary course of business for value and from persons customarily in the business of selling such Equipment. (F) Except as set forth on Exhibit "A", Borrower does not hold any Instrument or Chattel Paper connected with any Account. (G) Except as set forth on Exhibit "A", Borrower does not own any trademarks, trade names, patents or copyrights. (H) Except as set forth on schedule 5.8(H) no surety bonds have been issued on behalf of Borrower with respect to any contracts or purchase orders out of which Accounts Receivable have arisen or are expected to arise.
         5.9 WARRANTIES AS TO ACCOUNTS Except as otherwise provided in the assignment of Accounts, if any, given to Lender, or invoice or other writing, Borrower warrants that as to all Accounts reported to Lender; (A) each Account is a valid subsisting Account as defined herein; (B) each Account represents a bona fide performed transaction; (C) the amount shown on Borrower's books and on any invoice or statement delivered to Lender is owing to Borrower; (D) no partial payment has been made; (E) no material set-off or counterclaim exists as to any such Account and no agreement has been made under which any deductions or discount may be claimed except regular discounts in the usual course of business, but only if disclosed on the face of the invoice; (F) the Account Debtor has not disputed the Account or otherwise asserted any defense, material set-off or counterclaim; (G) that to the extent required by law Borrower is authorized to do business and is in good standing in any state in which any such Account must be enforced; (H) each Eligible Account is a valid subsisting Eligible Account as defined herein; (I) all agings of Accounts submitted to Lender are true and accurate; (J) no surety bond was required or given on behalf of Borrower in connection with any contracts or purchase orders under which the Account arose.
         5.10 ERISA (A) No Reportable Event or unfunded deficiencies or failure of compliance with ERISA or the Internal Revenue Code of 1986, as amended, has occurred and is continuing with respect to any Plan which would have a Material Adverse Effect; (B) Borrower has complied with the provisions of ERISA and the Internal Revenue Code of 1986, as amended, with respect to each Plan, which such failure would have a Material Adverse Effect.
         5.11 LICENSES AND PERMITS AND LAWS Borrower and all of its Subsidiaries hold all necessary licenses and permits for the operation of their businesses, including all permits required under Environmental Laws and Borrower has complied with all laws, rules and regulations applicable to its business, including but not limited to the Fair Labor Standards Act, 29 U.S.C. ss. 215(a)(1). All such licenses and permits are in good standing and are not under any outstanding citation issued by any governmental authority, and no litigation has been instituted nor (to the best knowledge of Borrower) have any claims been made by any third parties relating to the licenses and permits issued by any Governmental Body for the operation of their businesses, and no such citation, litigation or claim, to the best knowledge of Borrower, is contemplated by any Governmental Body or any third persons nor, to the best knowledge of Borrower, does there exist any basis for any such citation, litigation or claim by any of the authorities or any Person.
         5.12 ENVIRONMENTAL STATUS As to all properties owned, leased or operated by Borrower and to all operations of Borrower's businesss, to the best knowledge of Borrower:
                  (A)  there is no pending or  threatened  proceeding  affecting
Borrower  with respect to any Environmental Law;
                  (B)  Borrower  has not been  identified  as a  responsible  or potentially responsible party under CERCLA and has not received notification that any hazardous substance or contaminant has been found at any site;
                  (C)      none of such  properties  are listed or proposed for
listing on the National  Priorities List under CERCLA;
                  (D) no Hazardous Substance or Hazardous Waste (as such term is defined in Environmental Laws) have been disposed of or otherwise released or discharged on such properties;
                  (E) no  underground  storage tanks exist on the properties and the removal of any such tanks from the properties was undertaken in compliance with the Underground Storage Tank Act, and
                  (F) no friable asbestos,  or any substance containing asbestos or PCB's have been installed in or exists on such properties.
                  (G) no  lien  has  attached  to any  revenues  or any  real or personal property owned by the Borrower in any jurisdiction, arising from an intentional or unintentional action or omission of the Borrower or any previous owner and/or operator of said real property, resulting from the dumping of hazardous substances or wastes into the atmosphere or waters or onto lands, any of which may have damaged any Natural Resources;
                  (H)  the  Borrower  has  not  received  a  summons,  citation, directive, letter, or other communication, written or oral, from any jurisdiction, or political sub-division or any agency or instrumentality thereof, concerning any intentional or unintentional action or omission on the Borrower's part resulting in the dumping of hazardous substances into the atmosphere or waters, or onto the lands in any jurisdiction, any of which has resulted in damage to the Natural Resources;
         5.13 REAFFIRMATION Each and every request for a loan or other financial accommodation hereunder shall be deemed as an affirmation by Borrower that no Default nor Event of Default exists hereunder and that the representations and warranties contained in this Article V are true and accurate as of the date of each such request (notwithstanding that some of the terms hereof speak as of the date of this Agreement) and that Borrower is in compliance with all applicable laws, rules and regulations.
         5.14 PROCEEDS OF LOAN Borrower is not engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying any margin stock within the meaning of Regulation U of the Board of Governors of the Federal Reserve System, as amended. No part of the proceeds of the loans will be used, directly or indirectly, for a purpose which violates any law, rule or regulation of any Governmental Body, including without limitation the provisions of Regulations G, T, U or X of the Board of Governors of the Federal Reserve System, as amended. Borrower represents that the proceeds of the loan(s) provided for herein shall be used in the following manner: to refinance existing debts, to support working capital requirements and other general corporate purposes. No proceeds of any loan or other financial accommodations hereunder shall be used to purchase or carry any margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System) or to extend credit to others for the purpose of purchasing or carrying any margin stock.
         5.15 BORROWER AND OBLIGOR All of the Borrowers are operated as part of one consolidated business entity and are directly dependent upon each other for and in connection with their respective business activities and their respective financial resources. Each Borrower will receive a direct economic and financial benefit from the Obligations incurred under this Agreement by Borrower, and the incurrence of such Obligations is in the best interests of each Borrower.
         5.16 SOLVENCY The fair value of the business and assets of the Borrowers on a consolidated basis (including, without limitation, contingent, unmatured and unliquidated claims arising out of all rights of indemnity, contribution, reimbursement or any similar right, or any claim of subrogation, as such claims may arise or mature, that each Borrower may have against each Borrower) will be in excess of the amount that will be required to pay its liabilities (including, without limitation, contingent, subordinated, unmatured and unliquidated liabilities on existing debts, as such liabilities may become absolute and matured), in each case after giving effect to the transactions contemplated by this Agreement and the use of proceeds therefrom. After giving effect to the transactions contemplated by this Agreement and the use of proceeds therefrom, Borrowers will not be engaged in any business or transaction, or about to engage in any business or transaction, for which such Person has an unreasonably small capital (within the meaning of the Uniform Fraudulent Transfer Act, as adopted in the State of New Jersey and Section 548 of the Federal Bankruptcy Code). Borrower has no intent to
                  (A)      hinder,  delay or defraud  any entity to which it is,
or will  become,  on or after the date hereof, indebted, or
                  (B)      to incur debts that would be beyond its ability to
pay as they mature.
         5.17 DEFAULTS. Borrower is not in default under the Subordinated Convertible Debentures and the Seller Indebtedness, and is not in material default under any other agreement to which the Borrower is a party or by which the Borrower or any of its property is bound, or under any indenture or instrument evidencing any Indebtedness of the Borrower, and neither the Borrower's execution of nor performance under the Loan Documents will create a default or any Lien under any such agreement, indenture or instrument other than a Lien in favor of the Lender;
         5.18 ERISA. No employee benefit plan established or maintained by the Borrower which is subject to the Employee Retirement Income Security Act 29 U.S.C. ss. 1001 et seq. ("ERISA") has an accumulated funding deficiency (as such term is defined in ERISA). No material liability to the Pension Benefit Guaranty Corporation (or any successor thereto under ERISA) has been incurred by the Borrower with respect to any such plan and no Reportable Event under ERISA has occurred. The Borrower has no actual or anticipated liability under Section 4971 of the Internal Revenue Code ("Code") (relating to tax on failure to meet the minimum funding standard of Section 412 of the Code) with respect to any employee benefit plan to which it contributes but which is not maintained or established by it;
         5.19 SUBORDINATED CONVERTIBLE DEBENTURES (A) Exhibit 5.19 annexed hereto identifies the names and address of the holders of the Senior Convertible Debentures and the outstanding principal amount thereof held by such Persons.
(B) The Obligations of Borrower to Lender under this Agreement and the other Loan Documents constitute Senior Debt under the Subordinated Convertible Debentures.
         5.20 SELLER INDEBTEDNESS Exhibit 5.20 annexed hereto accurately describes all Seller Indebtedness of the Borrower, including without limitation the Borrower which is obligated under such Indebtedness, the outstanding principal amount thereof, the scheduled payment obligations of Borrower thereunder and the holder of said Indebtedness.
                                                        VI
                                         AFFIRMATIVE COVENANTS OF BORROWER
         6.1 AUDIT AND OTHER REPORTS (A) Borrower agrees that within one hundred five (105) days of the end of each fiscal year, it will furnish Lender with detailed audited financial statements, including a balance sheet, profit and loss statement, cash flow statement and surplus reconciliation, certified on an unqualified basis, by an independent certified public accountant satisfactory to Lender; (B) Borrower will also furnish monthly similar statements uncertified except for a certification by an officer of Borrower as to their correctness within thirty (30) days of the end of each month. All such statements shall be on a consolidated and consolidating basis and in accordance with GAAP; (C) simultaneous with the submission of the statements required under "A" above, and with the 10Q reports to be furnished as set forth below Borrower shall cause to be submitted to Lender (i) a compliance certificate of the chief financial officer of Borrower in the form of exhibit 6.1 annexed hereto setting forth the calculations of the financial tests described in paragraph 7.2 and the Interest Rate and Fee Cash Flow Leverage Ratio hereof and stating whether or not, to the best of said officer's knowledge, after diligent inquiry a Default or Event of Default exists, and if such exists, specify the nature thereof and the steps Borrower is taking to remedy same and (ii) a comparison of the operating results for said quarter with the budget for said quarter and with the operating results for the prior fiscal years equivalent quarter; (D) promptly after the furnishing thereof to third parties, Borrower shall furnish to Lender copies of any statements, reports, proxy material, registration statement and prospectus furnished to any holder of any securities of Borrower or filed with any regulatory agency or agencies, including without limitation all 10K and 10Q reports; (E) promptly, but no later than five (5) days after a responsible officer of Borrower shall become aware of (i) a Default or Event of Default hereunder, (ii) a Reportable Event or "prohibited transaction" as such term is defined in ERISA, (iii) litigation against Borrower or any Subsidiary in excess of $250,000.00 in the aggregate not fully covered by insurance (other than normal deductibles) (iv) changes in the executive management of Consolidated Delivery and Logistics, Inc. or (v) the termination or threatened termination of or claim of breach by Borrower or any Subsidiary of any material contract, agreement or obligation, or of any claim of patent infringement, Borrower shall furnish to Lender a written notice specifying the existence thereof and the action Borrower or any Subsidiary is taking or proposes to take with respect thereto; (F) Borrower will furnish to Lender prompt written notice if: (i) any Indebtedness of Borrower or any Subsidiary is declared or shall become due and payable prior to its stated maturity, or called and not paid when due or (ii) a default shall have occurred under any note or the holder of any such note, or other evidence of Indebtedness, certificate of security evidencing any such Indebtedness or any obligee with respect to any Indebtedness of Borrower or any Subsidiary has the right to declare any such Indebtedness due and payable prior to its stated maturity as a result of such default; (G) Borrower also agrees to furnish to Lender (i) a copy of any "management letter" or similar report furnished to it by its accountants within five (5) days of Borrowers receipt thereof, (ii) such other data and information concerning it and its Subsidiaries as from time to time may be requested by Lender within two (2) days after the request by Lender and (iii) a copy of its federal tax return promptly, but no later than five (5) days, after the filing of same; and (H) Borrower shall furnish to Lender by no later than thirty (30) days of the end of each fiscal year a budget for the following year, on a month to month basis, in form satisfactory to Lender, including without limitation a detailed profit and loss statement, balance sheet, cash flow statement, anticipated loan usage and excess availability and a comparison of said budget to the prior fiscal years operating results and balance sheet as of the end of each month.
         6.2 INSURANCE Borrower agrees to keep all of the tangible Collateral assigned hereunder insured, at its own cost and expense, for the benefit of Lender, and in such amounts, in such companies, and against such risks as may be reasonably acceptable to Lender, and, if requested by Lender, deliver the policies evidencing such insurance to Lender. If Borrower fails to take the action called for herein, Lender may, in its discretion obtain insurance covering Lender's interest in the Collateral and the amount of the premium for said insurance shall be added to the Obligations of Borrower to Lender. All policies of insurance on the Collateral shall be in form and with insurers recognized as adequate by prudent business persons and all such policies shall be in such amounts as may be reasonably satisfactory to Lender. Borrower shall deliver to Lender the original (or certified copy) of each policy of insurance and evidence of payment of all premiums therefor. Such policies of insurance shall contain an endorsement, in form and substance satisfactory to Lender, showing loss payable to Lender. Such endorsement or an independent instrument furnished to Lender, shall provide that the insurance companies will give Lender at least thirty (30) days prior written notice before any such policy or policies of insurance shall be altered or canceled and that no act or default of Borrower or any other person shall affect the right of Lender to recover under such policy or policies of insurance in case of loss or damage. Borrower hereby directs all insurers under such policies of insurance to pay all proceeds payable thereunder directly to Lender. Borrower irrevocably makes, constitutes and appoints Lender (and all officers, employees or agents designated by Lender) as Borrower's true and lawful attorney (and agent-in-fact) for the purpose of making, settling and adjusting claims under such policies of insurance (provided that until an Event of Default exists, Lender shall obtain the consent of Borrower prior to finally making, settling or adjusting claims under such policies of insurance), endorsing the name of Borrower on any check, draft, instrument or other item of payment for the proceeds of such policies of insurance and for making all determinations and decisions with respect to such policies of insurance. In the event Borrower, at any time or times hereafter, shall fail to obtain or maintain any of the policies of insurance required above or to pay any premium in whole or in part relating thereto, then Lender, without waiving or releasing any obligation or default by Borrower hereunder, may (but shall be under no obligation to do so) at any time or times thereafter obtain and maintain such policies of insurance and pay such premium and take any other action with respect thereto which Lender deems advisable. All sums so disbursed by Lender, including reasonable attorneys' fees, court costs, expenses and other charges related thereto, shall be payable, on demand, by Borrower to Lender and shall be additional Obligations hereunder secured by the Collateral. Borrower also agrees to at all times maintain insurance, both hazard and liability, against such risks and in such amounts as reasonably prudent to companies similarly situated as Borrower would maintain and to furnish to Lender from time to time evidence that such insurance is in full force and effect.
         Notwithstanding the provisions of this section, in the event that all or any part of the Collateral is damaged by fire or other casualty, and Borrower promptly notifies Lender of Borrower's desire to repair and restore or replace the same, then:
         (A) Provided no Event of Default exists Lender shall upon the request of Borrower remit to Borrower all such insurance proceeds up to Fifty Thousand Dollars ($50,000.00) per casualty loss, to be used by Borrower to repair or restore the damaged Collateral, and
         (B) as to all such proceeds in excess of Fifty Thousand Dollars ($50,000.00) provided that the following terms and conditions are and remain fully satisfied by Borrower, Lender shall disburse such insurance proceeds for repair and restoration of the damaged Collateral against completed work in accordance with Lender's standard loan disbursement conditions and requirements; otherwise, and to the extent of any excess proceeds, Lender shall have the right to apply the proceeds toward reduction of the Obligations:
         (i) no Event of Default or event which, with the giving of notice or the passage of time, or both, would constitute an Event of Default under any of the Loan Documents shall have occurred and remains uncured within any applicable grace or cure period;
         (ii) the work is performed under or the purchase of replacement item of Collateral is under a fixed price or guaranteed maximum price contract satisfactory to Lender;
         (iii) Borrower shall have deposited with Lender for disbursement in connection with the restoration the greater of: (1) the applicable deductible under the insurance policies covering the loss; or (2) the amount by which the cost of repair to substantially the same value, condition and character as existed prior to such damage or cost of replacement is estimated by Lender to exceed the net insurance proceeds available for repair or replacement; and
         (iv) Borrower has paid as and when due all of Lender's costs and expenses incurred in connection with the collection and disbursement of insurance proceeds.
         6.3 PAYMENT OF EXPENSES Borrower will pay any and all expenses, including reasonable counsel fees and disbursements, filing and recording fees, and all other charges and expenses incurred or to be incurred by Lender in connection with the preparation and execution and recording of this Agreement and all other Loan Documents, and the loans and advances made under this Agreement and all amendments and modifications hereto and in defending or prosecuting any actions or proceedings arising out of or relating to Lender's transactions with Borrower including but not limited to any proceedings in any proceeding under the Bankruptcy Code relating to Borrower or any other Obligor.
         6.4 LANDLORD'S WAIVER Borrower shall use its best efforts to cause the landlord of all premises where Borrower's chief executive office and the locations of Borrower's books and records relating to Accounts Receivable may be located to execute and deliver to Lender a Landlord's Waiver and Subordination in such form as may be acceptable to Lender.
         6.5 GOOD WORKING CONDITION Borrower and each Subsidiary shall maintain all of their property in good working condition, ordinary wear and tear excepted.
         6.6 REPORTS OF COLLATERAL Borrower shall, within fifteen (15) days of the end of each month, deliver to Lender an aging of its Accounts and an aging of its accounts payable in such form as may be acceptable to Lender and a duly completed accounts receivable reconciliation report in the form satisfactory to Lender.
         6.7      OBSERVANCE  OF LEGAL  REQUIREMENT,  LICENSES  AND  PERMITS AND
                  PROTECTION  OF  COLLATERAL  (A)  Borrower  shall comply in all material respects with any and all laws, legislation,
rules and  regulations  in effect as of the date hereof and  subsequent  hereto, including but not limited to all state, local and federal laws, legislation, rules and regulations relating to employee pension and benefit funds, the payment of taxes, assessments, and other governmental charges, zoning, and the use, occupancy, transfer or encumbrancing of the Collateral and all Environmental Laws. Borrower agrees to comply with all reasonable conditions required by Lender designed to protect Lender and the Collateral from effect of all Environmental Laws, ERISA and such other laws, legislation, rules and regulations as are in, or may come into, effect and apply to Borrower, Lender, the transactions contemplated hereby or the Collateral or any occupants or users thereof, whether as lessees, tenants, licensees or otherwise. Borrower agrees to pay any costs required to comply with any of the above conditions.
                  (B) Borrower shall observe and comply in all material respects with all laws (including ERISA), ordinances, orders, judgments, rules, regulations, certifications, franchises, permits, licenses, directions and requirements of all Governmental Bodies, which now or at any time hereafter may be applicable to Borrower and the operation of its business, a violation of which might have a Material Adverse Effect on Borrower, except such thereof as shall be contested in good faith and by appropriate proceedings diligently conducted by Borrower, provided that such reserve or other appropriate provision as shall be required by the accountants for Borrower in accordance with GAAP, shall have been made therefor.
                  (C) Borrower and all  Subsidiaries  will  continue to hold all necessary licenses and permits for the operations of their business.
         6.8 INSPECTION Lender (by any of its officers, employees and agents) shall have the right, at any time or times during Borrower's usual business hours, to inspect the Collateral, all records related thereto (and to make extracts from such records) and the premises upon which any of the Collateral is located, to discuss Borrower's affairs and finances with the accountants for Borrower and with any other person and to verify the amount, quality, quantity, value and condition of, or any other matter relating to, the Collateral.
         6.9 COLLATERAL REQUIREMENTS Unless Lender notifies Borrower in writing that it dispenses with any one or more of the following requirements, Borrower will (A) on at least a once a week basis report and give Lender assignments, in form acceptable to Lender, of all Accounts, as defined herein, and of the monies due or to become due on specific contracts related to Accounts; (B) upon request of Lender furnish to Lender all original and other documents evidencing right to payment including but not limited to invoices, original orders, shipping and delivery receipts; (C) give Lender such financial statements, reports, lists of Account Debtors and other data concerning its Accounts, contracts and collections and the other Collateral, or any other matters which Lender may, from time to time specify; (D) permit Lender or its nominee to examine all of Borrower's records at any time and to make extracts therefrom; (E) inform Lender immediately of claims made, in regard to Eligible Accounts in excess of Ten Thousand Dollars ($10,000.00); (F) make no change in terms of any Eligible Account in excess of Ten Thousand Dollars ($10,000.00) against which Lender has advanced any money; (G) furnish to Lender all information received by Borrower adversely affecting the financial standing of any Account Debtor whose Accounts are in excess of Ten Thousand Dollars ($10,000.00); (H) notify Lender immediately in writing if any of its Accounts arise out of contracts between Borrower and the United States or any department, agency or instrumentality thereof, or any other governmental body and if requested by Lender take all steps necessary to protect Lender under the Federal Assignment of Claims Act or other applicable state or local statutes or ordinances; (I) deliver to Lender, appropriately endorsed, any Instrument or Chattel Paper connected with any Account; (J) mark its records of its Accounts in any manner satisfactory to Lender to indicate the interest of Lender; (K) collect its Accounts in the ordinary course of business; (L) keep accurate and complete records of its Accounts; (M) promptly notify Lender in writing of any trademarks, trade names, patents or copyrights which it may hereafter own or obtain a license to use or under which it may issue invoices; and (N) furnish to Lender copies of any credit insurance policies covering any Accounts Receivable of Borrower and take such actions as may be required so as to have Lender a beneficiary thereof.
         6.10 CONTROL OF ACCOUNTS (A) Lender shall have the right at any time on and after the occurrence of an Event of Default and from time to time thereafter, unless such Event of Default is cured within any allowable grace or cure period, without notice, to notify Account Debtors to make payments to Lender, to endorse all items of payment which may come into its hands payable to Borrower, to take control of any cash or non-cash proceeds of Accounts and of any returned or repossessed goods; to compromise, extend or renew any Account or deal with it as it may deem advisable, and to make exchanges, substitutions or surrenders of Collateral, to notify the postal authorities, after an Event of Default, to deliver all mail, correspondence or parcels addressed to Borrower to Lender at such address as Lender may choose. (B) Borrower herewith appoints Lender or its designee as Attorney-in-Fact to endorse Borrower's name on any checks, notes, acceptances, drafts or any other Instrument or document requiring said endorsement and to sign Borrower's name on any invoice or bills of lading relating to any Account, or drafts against its customers, or schedules or confirmatory assignment on Accounts, financing statements under the Uniform Commercial Code, and other public records, and in verification of Accounts and after the occurrence of an Event of Default in notices to Account Debtors and notices of assignment. (C) Lender shall have no obligation to preserve any rights against any Person obligated on any Account, Chattel Paper, Instrument or other item of Collateral.
         6.11 CHANGE OF LOCATIONS Borrower will furnish Lender with at least thirty (30) days prior written notice of any change in location of or addition to its chief executive office, the office where it keeps its records concerning its Accounts, and its location of Inventory, if any, Equipment and other assets, and other business locations.
         6.12 ENVIRONMENTAL LIENS. In the event that there shall be filed a Lien against any property of the Borrower by any jurisdiction, political sub-division, agency or instrumentality thereof arising from an intentional or unintentional act or omission of the Borrower, resulting in the Dumping of hazardous substances or wastes into the atmosphere or waters or onto lands then, within thirty (30) days from the date that the Borrower is given notice that the Lien has been placed against such property, or within such shorter period of time in the event that such jurisdiction, political sub-division, agency, or instrumentality thereof has commenced steps to cause such property to be sold pursuant to the lien, either (i) pay the claim and remove the Lien from the applicable property or (ii) furnish to such jurisdiction political subdivision, agency or instrumentality thereof that imposed the lien with one of the following: (a) a bond satisfactory to such jurisdiction, political sub-division, agency, or instrumentality thereof that imposed the lien in the amount of the claim out of which the Lien arises, (b) a cash deposit in the amount of the claim out of which the Lien arises or (c) other security reasonably satisfactory to such jurisdiction, political sub-division, agency, or instrumentality thereof in an amount sufficient to discharge the claim out of which the Lien arises;


         6.13 REMOVAL OF HAZARDOUS SUBSTANCES. Should the Borrower cause or permit any intentional or unintentional act or omission resulting in the Dumping of hazardous substances or wastes into the atmosphere or waters, or onto the lands resulting in damage to the Natural Resources without having obtained a permit issued by the appropriate governmental authorities, the Borrower shall promptly clean up same in accordance with all applicable federal, state, and local orders, statutes, laws, ordinances, rules and regulations;
         6.14 NATURE OF BUSINESS. Borrower shall continue to engage in business of the same general type as now conducted by Borrower and subject to paragraph
7.13 hereof preserve, renew and keep in full force and effect its corporate existence and all licenses, permits, rights and privileges necessary or desirable for the normal conduct of such business,
         6.15     SUBORDINATED CONVERTIBLE DEBENTURES
                  Borrower will promptly notify Lender in writing if Borrower receives any notice from any holder of the Subordinated Convertible Debentures:
                           (i)      Notifying Borrower of any default thereunder
                           (ii) Demanding payment thereof in accordance with the
                           terms  thereof;  or (iii)  Exercising  any conversion
                           rights thereunder.
         6.16 SELLER INDEBTEDNESS Borrower will promptly notify Lender in writing if Borrower receives any notice from any holder of any of the Seller Indebtedness notifying Borrower of a default thereunder.
                                                        VII
                                          NEGATIVE COVENANTS OF BORROWER
         7.1 LOANS AND ADVANCES AND INVESTMENTS Borrower will not, without prior written consent of Lender, make any loans or advances to or investment in any Person except for Investment Obligations.
         7.2      FINANCIAL COVENANTS
                  (A) Tangible Capital Funds. Borrower, on a consolidated basis, will not allow its Tangible Capital Funds to be less than:
                           (i)   $5,900,000.00   from  June  30,  1997   through
                           September 29, 1997, (ii) $6,250,000.00 from September
                           30,   1997   through   December   30,   1997,   (iii)
                           $6,750,000.00 from December 31, 1997 through December
                           30, 1998; (iv)  $8,500,000.00  from December 31, 1998
                           through December 30, 1999; and (v)  $10,250,000.00 on
                           December 31, 1999 and thereafter.
                  (B) Cash Flow Leverage Ratio. Borrower, on a consolidated basis, will not allow its Cash Flow Leverage Ratio, calculated at the end of each fiscal quarter to be more than 4.6 to 1.0 at all times.
                  (C) Capital Expenditures. Borrower, on a consolidated basis, will not (i) in the fiscal year ending December 31, 1997 make Capital
Expenditures in excess of Three Million Six Hundred Thousand Dollars ($3,600,000.00), and (ii) in each fiscal year ending December 31, 1998 and thereafter make Capital Expenditures in excess of Three Million Two Hundred Thousand Dollars ($3,200,000.00) in the aggregate per annum.
                  (D) Fixed Charge Coverage Ratio. Borrower, on a consolidated basis, will not allow its Fixed Charge Coverage Ratio, calculated at the end of each fiscal quarter to be less than 1.0 to 1.0 at any time.
                  Compliance with the foregoing covenants, other than the Tangible Capital Funds covenant, shall be calculated on the financial statements of Borrower as of the end of each fiscal quarter and of the Borrower on a consolidated basis. Compliance with the Tangible Capital Funds covenant shall be calculated based on the monthly financial statements of Borrower on a consolidated basis.
         7.3 LIENS Borrower will not allow or suffer any Lien to exist on any of its assets except for Permitted Encumbrances.
         7.4 LIMITATION ON INDEBTEDNESS Borrower will not, without the prior written consent of Lender, create, incur, assume or suffer to exist any Indebtedness except Permitted Indebtedness.
         7.5 CERTIFICATE OF INCORPORATION AND BY-LAWS Borrower will not amend or otherwise modify its Certificate of Incorporation or By-Laws which restricts or limits or conditions Borrower from obtaining loans and advances from or granting liens to Lender, or the performance of the Obligations of Borrower under the Loan Documents.
         7.6 TRANSACTIONS AMONG AFFILIATES Except for transactions among the Borrowers, Borrower will not become a party to any transaction with an Affiliate of Borrower unless the terms and conditions relating to such transaction are as favorable to Borrower as would be obtainable at the time in a comparable arms-length transaction with a Person other than an Affiliate or pay or incur any obligation to pay any management, service, consulting or similar fees to any Affiliate.
         7.7  SPECIAL  COVENANTS  AS TO ASSETS  Borrower  covenants  that  until satisfaction in full of all Obligations of Borrower to Lender and until termination of this Agreement: (A) no Inventory, if any, shall be stored with a bailee, warehouseman or similar party without Lender's prior written reasonable consent and, if Lender gives such consent, Borrower will concurrently therewith cause any such bailee, warehouseman or similar party to issue and deliver to Lender, in form and substance acceptable to Lender, warehouse receipts therefor in Lender's name. (B) Except as set forth on Exhibit "A" none of Borrower's Inventory will be of a nature that contains any labels, trademarks, trade names, or other identifying characteristics which are the property of third parties, and the use of which by Borrower is in violation of the rights of such third parties or a violation of any license, royalty or similar agreements with any third parties. (C) Except as set forth on Exhibit "A", Borrower will not allow any Equipment of Borrower to be held by any Person in the future without the prior written consent of Lender. (D) Except upon prior written notice to Lender, Borrower will not in the future purchase any Equipment except in the ordinary course of business from Persons customarily in the business of selling such Inventory or Equipment. (E) Borrower will not, without prior written consent of Lender, remove the Collateral from its present location, except for the removal of Inventory upon its sale; (F) Borrower will not sell, lease or transfer any of its Equipment or other assets without the prior written consent of Lender except for sales of Inventory in the ordinary course of business to good faith purchasers for value; (G) Borrower will not cause any surety bonds to be issued on its behalf in connection with any contracts or purchase orders except upon not less than ten (10) days prior written notice to Lender.
         7.8 PREPAYMENTS OF INDEBTEDNESS Borrower will not prepay or obligate itself to prepay in whole or in part, or redeem the Subordinated Convertible Debentures or any Capital Leases except that provided no Event of Default exists Borrower may prepay its obligations under Capital Leases in conjunction with and from the proceeds of a refinancing of said Capital Leases which refinancing is on financial and other terms more favorable to Borrower than the Capital Leases being so refinanced. Borrower shall notify Lender in writing of any such refinancing.
         7.9      FISCAL YEAR  Borrower will not change its fiscal year.
         7.10 ISSUANCE OF ADDITIONAL CAPITAL STOCK Borrower will not, without the prior written consent of Lender, issue any additional stock or other equity interest of Borrower or options or warrants for the issuance of stock or other equity interest of Borrower unless (A) the proceeds from any such issuance are remitted to Lender to be applied to the Obligations of Borrower to Lender and
(B) at the Borrowers option it shall have the right, to reduce or terminate the revolving credit facility under paragraph 2.1 hereof in any amount up to the proceeds realized from said issuance upon not less than five (5) Business Days' prior written notice to Lender, which notice shall specify the effective date thereof and the amount of such reduction. Any partial reduction shall be in whole multiples of Two Hundred Fifty Thousand and 00/100 ($250,000.00) Dollars, and shall be irrevocable and effective only upon receipt by Lender. If the outstanding amount of the loans under the revolving credit facility is greater than the remaining amount of the maximum amount of said revolving credit facility, Borrower shall, on the effective date of such reduction or termination, prepay the outstanding loans by an amount necessary so as to have the outstanding amount of the loans not exceed the remaining amount of the maximum amount of said revolving credit facility. Borrower shall also pay to Lender on the effective date of such reduction or termination, an Early Termination Fee calculated in accordance with paragraph 2.4(C) hereof based on the amount of such reduction or termination.
         7.11 CHANGE IN ACCOUNTING PRINCIPLES Borrower will not change or permit any change in accounting principles applied to Borrower, except as required by GAAP.
         7.12 SALE AND LEASEBACK Borrower will not enter into any arrangement with any Person providing for the leasing by Borrower of property which has been or is to be sold or transferred by Borrower to such Person or to any other Person to whom funds have been or are to be advanced by such Person on the security of such property or rental obligations of Borrower.
         7.13 MAINTAIN CORPORATE EXISTENCE AND NATURE OF BUSINESS (A) Borrower will not allow its corporate existence to be other than in good standing and will not, without the prior written consent of Lender, dissolve or liquidate, or merge or consolidate with or acquire or affiliate with any other business entity including any acquisition of the assets of any other Person or form any Subsidiary provided that upon not less than ten (10) days prior written notice to Lender (i) any Borrower may be merged into any other Borrower, and (ii) any Borrower may be dissolved if the business of such Borrower is to continued by any other Borrower.


         (B) Borrower will not change its name without furnishing to Lender at least ten (10) days prior written notice thereof.
                  (C) Borrower will not utilize any trade name not set forth on Exhibit "A" without furnishing to Lender at least ten (10) days prior written notice thereof.
                  (D)      Borrower will not change the nature of its business.
         7.14     DIVIDENDS; REDEMPTION'S
         (A) Borrower will not, without the prior written consent of Lender, pay or declare any cash or property dividends, nor otherwise make a distribution of capital or income provided that any Borrower other than Consolidated Delivery and Logistics, Inc. may declare and pay dividends to its parent corporation.
         (B) Borrower will not, without the prior written consent of Lender, redeem, retire or repurchase any stock of Borrower, such consent not to be unreasonably withheld or delayed provided that (i) no Default or Event of Default exists, (ii) no Default or Event of Default would exist, including without limitation a violation of any financial covenants set forth herein, if such redemption, retirement or repurchase would occur, (iii) Borrower's financial condition and results of operations are reasonably consistent with the projections furnished from time to time by Borrower to Lender, (iv) Borrower furnishes to Lender such information relative to such proposed redemption, retirement or repurchase as Lender may request, and (v) the amount of any treasury stock Borrower may hold as a consequence of such redemption, retirement or repurchase will be deducted from Total Assets for the purpose of calculating the Tangible Net Worth of Borrower in addition to other items to be so deducted from Total Assets for the purpose of calculating Tangible Net Worth.
         7.15 DISPOSAL OF ASSETS Except for transactions between the Borrowers, Borrowers will not sell, lease, transfer or otherwise dispose of (A) any of the Collateral or (B) any of its other assets except in the ordinary course of business to third parties unaffiliated with Borrower in arms length transactions. Borrower will not sell, discount or otherwise dispose of any of its notes or Accounts Receivable or other obligations owing to Borrower except for the purpose of collection in the ordinary course of business.
         7.16 PAYMENT OF SUBORDINATED DEBT Borrower shall not make any payments on account of principal and/or interest on Subordinated Debt if a Default or Event of Default exists.

                                                       VIII
                                                 EVENTS OF DEFAULT
         The  occurrence  of any of the following  shall  constitute an Event of
Default:
         8.1 NON-PAYMENT Failure on the part of any Obligor to pay any Obligation to Lender or any Lender Affiliate when due.
         8.2 NON-PERFORMANCE Failure on the part of any Obligor to perform when such performance is due any term, covenant or condition contained in any Loan Document or any other agreement now existing or hereafter entered into with Lender or any Lender Affiliate, including without limitation any swap agreement (as defined in 11 U.S.C. ss.101) or in any document executed in connection with any such agreements and with respet to a failure to comply with paragraphs 6.3, 6.4, 6.5, 6.7 and 6.13 hereof such failure remains uncured for ten (10) days after notice from Lender to Borrower specifying such failure to perform.
         8.3 MISREPRESENTATION Any representation, covenant or warranty made by any Obligor in this Agreement, or any Loan Document, or in connection with any instrument of guaranty or security or other writing supplementary or ancillary hereto or thereto furnished to Lender or any Lender Affiliate shall have proved to have been inaccurate in any substantial or material respect as of the date or dates with respect to which it is deemed to have been made.
         8.4 OTHER LIEN Borrower shall have caused or permitted a security interest or Lien, perfected or otherwise, other than the security interest and Liens specifically provided for or permitted hereunder, to be created in any of its assets, or shall have failed to take any action requested by Lender to perfect or protect the security interests and Liens provided for herein and with respect to involuntary Liens same remains undischarged for thirty (30) days, provided no such Lien is superior to the Lien in favor of Lender.
         8.5 INSOLVENCY Any Obligor shall have applied for or consented to the appointment of a custodian, receiver, trustee or liquidator of all or a substantial part of its assets; a custodian shall have been appointed with or without consent of any Obligor; any Obligor is generally not paying its debts as they become due; has made a general assignment for the benefit of creditors; has been adjudicated insolvent; or has filed a voluntary petition in Bankruptcy, or a petition or an answer seeking reorganization or an arrangement with creditors or to take advantage of any insolvency law, or an answer admitting the material allegations of a petition in any Bankruptcy, reorganization or insolvency proceeding; or taken corporate action for the purpose of effecting any of the foregoing; or an order, judgment or decree shall have been entered, without the application, approval or consent of any Obligor by any court of competent jurisdiction approving a petition seeking reorganization of any Obligor, or appointing a receiver, trustee, custodian or liquidator of any Obligor, or a substantial part of its assets and such order, judgment or decree shall have continued unstayed and in effect for any period of sixty (60) consecutive days; or a petition in Bankruptcy shall have been filed against any Obligor and shall not have been dismissed for a period of sixty (60) consecutive days, or if an Order for Relief has been entered under the Bankruptcy Code, or if any Obligor shall have suspended the transaction of its usual business.
         8.6 CHANGE IN MANAGEMENT If all of Albert W. VanNess, Jr., William Brannan and Joseph Wojak cease to be actively engaged in the management of Borrower and there is not substitute management acceptable to Lender in its good faith discretion.
         8.7 JUDGMENT OR LIEN Entry of a judgment, issuance of any garnishment, attachment or distraint, the filing of any lien or of any governmental attachment against any property of Borrower which entry, issuance, attachment or filing shall have continued unstayed and in effect for a period of thirty (30) consecutive days.


         8.8 NONCOMPLIANCE WITH LEASES OR LAWS Failure of Borrower to comply with the terms and conditions of any lease covering the premises where any of its assets are located, including the Collateral, or with any orders, ordinances, laws or statutes of any city, state or other governmental department having jurisdiction with respect to such premises or the conduct of business thereon.
         8.9 INSECURITY. The good faith determination of Lender that the prospect of payment and performance of Borrowers obligations to Lender is materially impaired.
         8.10 ADVERSE CHANGE A Material Adverse Change has occurred of Borrower on a consolidated basis.
         8.11 ERISA If (A) any Reportable Event occurs and shall be continuing for thirty (30) days after notice from Lender to Borrower, or (B) any Plan shall be terminated, or (C) the Plan administrator of any Plan shall file with the Pension Benefit Guaranty Corporation ("PBGC") a notice of intention to terminate such Plan, or (D) the PBGC shall institute proceedings to terminate any Plan or appoint a trustee to administer any Plan, and, if in any of the cases set forth in (A) through (D) above, Lender reasonably determines in good faith that any Plan will be terminated and that the amount of the unfunded guaranteed benefits (within the meaning of Title IV of ERISA) resulting upon termination of such Plan would have a material adverse effect on the financial condition and properties or operation of Borrower if a lien against the assets of Borrower were to result under ERISA.
         8.12 DEFAULT IN OBLIGATIONS TO THIRD PARTIES Borrower or any Obligor is in default beyond any applicable grace or cure period of any material obligation to any third party including without limitation the Subordinated Convertible Debentures and the Seller Indebtedness.
         8.13 LICENSES If any license or permit necessary for the continued operation of Borrower's or any Obligor's customary business is revoked, suspended, terminated or not renewed.
         8.14 TRANSFER OF ASSETS. Any Obligor transfers or sells all or substantially all of its assets, without the prior written consent of Lender except as expressly permitted hereunder.
         8.15 TERMINATION OF GUARANTY. Any guarantor, if any, of the Obligations of Borrower to Lender revokes or terminates his (its) guaranty of the Obligations.
         8.16 LOAN DOCUMENTS. Any Loan Document ceases to be in full force and effect or the validity or enforceability thereof is contested by any Obligor or any representative thereof.
                                                        IX
                                          CONSEQUENCE OF EVENT OF DEFAULT
         In case any Event of Default shall have occurred, and remains uncured beyond any grace or cure period, then and in every such Event of Default, Lender may take any or all of the following actions, at the same time or at different times and in such order as the Lender may determine, provided that upon the occurrence of an Event of Default under paragraph 8.5 hereof the credit facilities under this Agreement shall automatically terminate and all Obligations shall automatically be immediately due and payable.


         9.1 ACCELERATION Declare all loans, sums and Obligations owing Lender from Borrower under this Agreement or any other agreement or loan between Lender and Borrower and Lender Affiliate to be forthwith due and payable, whereupon all such sums shall forthwith become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by Borrower
         9.2 POSSESSION Proceed with or without judicial process to take possession of all or any part of the Collateral provided for herein not already in the possession of Lender and Borrower agrees that upon receipt of notice of Lender's intention to take possession of all or any part of said Collateral, Borrower will do everything reasonably necessary to assemble the Collateral and make same available to Lender at a place to be designated by Lender.
         9.3 METHODS OF SALE So long as Lender acts in a commercially reasonable manner, assign, transfer and deliver at any time or from time to time the whole or any portion of the Collateral or any rights or interest therein in accordance with the Uniform Commercial Code, and without limiting the scope of Lender's rights thereunder, Lender may sell the Collateral at public or private sale, or in any other manner, at such price or prices as Lender may deem best, and either for cash or credit, or for future delivery, at the option of Lender, in bulk or in parcels and with or without having the Collateral at the sale or other disposition. Lender shall have the right to be the purchaser at any public sale. Lender shall have the right to conduct such sales on Borrower's premises or elsewhere and shall have the right to use Borrower's premises without charge for such sales for such time or times as Lender may see fit. Lender is hereby granted license or other right to use, without charge, Borrower's labels, patents, copyrights, rights of use of any name, trade secrets, trade names, trademarks and advertising matter, or any property of a similar nature, as it pertains to the Collateral, in advertising for sale and selling any Collateral and Borrower's rights under all licenses and franchise agreements shall inure to Lender's benefit. Borrower agrees that a reasonable means of disposition of Accounts shall be for Lender to hold and liquidate any and all Accounts. In the event of a sale of the Collateral, or any other disposition thereof, Lender shall apply all proceeds first to all costs and expenses of disposition, including attorneys' fees, and then to interest, then to the principal component of the Obligations of Borrower to Lender in such order as Lender deems appropriate.
         9.4 RETENTION OF COLLATERAL Elect to retain the Collateral or any part thereof in satisfaction of all Obligations due from Borrower to Lender upon notice of such proposed election to Borrower and any other party as may be required by the Uniform Commercial Code.
         9.5 SET-OFF Lender shall have the right immediately, and without notice or other action to set-off against any of the Obligor's Obligations to Lender any sum owed by Lender in any capacity to any Obligor whether due or not, and Lender shall be deemed-to have exercised such right of set-off and to have made a charge against any such sum immediately upon the occurrence of such event of default, even though the actual book entries may be made at some time subsequent thereto.
         9.6 ATTORNEYS' FEES AND EXPENSES Add to the Obligations of Borrower, Lender's reasonable expenses to obtain or enforce payment of any Obligations hereunder or in connection with any insolvency proceedings of Borrower or any Obligor and the enforcement or liquidation of any debt hereunder shall include reasonable attorneys' fees plus other legal expenses incurred by Lender.
         9.7 DEFAULT INTEREST Increase the rate of interest under any Obligations to a rate of four (4%) percent in excess of the Prime Rate in effect from time to time. Unless otherwise agreed by Lender, this increase in interest rate shall be retroactive to the date of the first occurrence of an Event of Default.
         9.8 LENDER'S PERFORMANCE OF BORROWER'S OBLIGATION If Borrower fails to comply with any of the covenants or perform any of its obligations set forth herein or in any other Loan Document, Lender may, but shall have no obligation to, perform any such obligations or undertake any act to cause such covenant to be complied with, including, but not limited to, discharging any Lien on any asset other than Permitted Encumbrances. Any and all sums, and all costs and expenses incurred by Lender in so performing or causing compliance, shall be payable on demand together with interest at the default rate provided for in paragraph 9.7 hereof from the date of any such payment by Lender until the date paid by Borrower. Any such performance by Lender shall not cure any Default or Event of Default by Borrower.
         9.9 OTHER REMEDIES Exercise any other remedies under the Uniform Commercial Code or other applicable law, or any other Loan Document, including but not limited to proceeding to enforce its right by suit in equity, action at law or other appropriate proceeding, whether for payment or the specific performance of the covenants or agreements contained in this Agreement or any other Loan Document.
                                                         X
                                                   MISCELLANEOUS
         10.1 NO WAIVER Borrower agrees that no delay on the part of Lender in exercising any power or right hereunder or any other Loan Document shall operate as a waiver of any such power or right, nor act as a consent to any departure by Borrower from any of the terms or conditions hereof or thereof, preclude other or further exercise thereof, or the exercise of any other power or right. No waiver whatsoever shall be valid unless in writing signed by Lender and then only to the extent set forth therein.
         10.2 MODIFICATION OR AMENDMENT This Agreement and every other Loan Document cannot be changed orally and cannot be changed by an executory agreement unless such agreement is in writing and signed by all parties hereto by their duly authorized officers.
         10.3 CERTAIN WAIVER(S) (A) Borrower waives presentment, dishonor and notice of dishonor, protest and notice of protest of all commercial papers at any time held by Lender on which Borrower is in any way liable.
                  (B) Borrower waives any right, if any, it may have to require Lender to proceed against any Collateral or any other Obligor before proceeding against Borrower in enforcing any of its rights or remedies, and waives any right, if any, to claim a fair market value credit with respect to any Collateral whether before or after the sale or other disposition of any Collateral.
         10.4 ONE INSTRUMENT The provisions of this Agreement shall be in addition to those of any notes or other evidence of the Obligations held by Lender relating to this particular transaction, all of which shall be construed as one instrument.
         10.5 LAW OF NEW JERSEY This Agreement and all other Loan Documents and the rights of the parties hereto and thereto shall be governed by the internal laws of the State of New Jersey without regard to conflict of laws.
         10.6 JURISDICTION Subject to paragraph 10.19 hereof Borrower hereby irrevocably consents to the jurisdiction of the Courts of the State of New Jersey or any Federal Court in such State in connection with any action or proceeding arising out of or related to this Agreement or any other Loan Document. In any such litigation, Borrower waives personal service of any summons, complaint or other process and agrees that service may be made by certified or registered mail to it, at the address provided herein. The Borrower agrees that any action brought by Borrower shall be commenced and maintained only in a court in the Federal judicial district in New Jersey or in Essex County, New Jersey.
         10.7 SUCCESSORS OR ASSIGNS; JOINT AND SEVERAL LIABILITY This Agreement and all other Loan Documents shall be binding upon and shall inure to the benefit of the parties hereto, their respective successors and assigns, provided, however, that Borrower shall not have any right to assign any of its rights hereunder or under any other Loan Documents. The obligations of each Borrower hereunder and under each other Loan Document shall be joint and several.
         10.8 RIGHTS CUMULATIVE The rights and remedies herein expressed or in any other Loan Document to be vested in or conferred upon Lender shall be cumulative and shall be in addition to and not in substitution for or in derogation of the rights and remedies conferred upon secured creditors by the Uniform Commercial Code or any other applicable law.
         10.9 NOTIFICATION OF DISPOSITION OF COLLATERAL Any notification of a sale or other disposition of the Collateral will be sufficient if given in the manner set forth in Paragraph 10.10 hereof not less than five (5) days prior to the day on which such sales or other disposition will be made, and such notification shall be deemed reasonable notice.
         10.10 ADDRESSES OF NOTICES Any written notice required or permitted to be given by this Agreement shall be given or made in writing, including telecopy, and shall be, as elected by the party giving such notice, served personally by messenger or courier service, telecopied (followed up by a mailing), or mailed in the United States by prepaid, registered or certified mail, return receipt requested, to the following:

If to Borrower:                Consolidated Delivery & Logistics, Inc.
                               380 Allwood Road
                               Clifton, NJ 07012
                               ATTN:  Joseph Wojak
                               Fax No.:  (973) 471-5519

with a copy (except            Lowenstein, Sandler, Kohl, Fischer & Boylan, P.A.
for routine notices with       65 Livingston Avenue
respect to borrowings          Roseland, NJ 07068
hereunder and the like)        ATTN:  Alan Wovsaniker, Esq.
to:                            Fax No.: (973) 992-5820

If to Lender:                  FIRST UNION COMMERCIAL CORPORATION
                               123 South Broad Street, PA 1221
                               Philadelphia, PA 19101
                               ATTN:  Leveraged Finance Division -
                                       Portfolio Management
                               Fax # (215) 985-6079





with a copy (except            STRYKER, TAMS & DILL LLP
for routine notices with       Two Penn Plaza East
respect to borrowings          Newark, New Jersey  07105
hereunder and the like) to     ATTN:  Alan D. Wiener, Esq.
                               Fax # (973) 491-9692

Any notice given in accordance with the provisions of this paragraph shall be deemed effective, if hand delivered, on the date of such delivery, or on the date telecommunicated if telecopied, or if mailed, on the date upon which the return receipt is signed or delivery refused or the notice is designated by the postal authorities as not deliverable, as the case may be. Each party may give notice to each of the other parties of a change of its address for the purpose of giving notice under this paragraph which, thereafter until changed by like notice, shall be the address of such party for purposes of this Agreement.
         10.11 TITLES The titles and headings indicated herein are inserted for convenience only and shall not be considered a part of this Agreement or in any way limit the construction or interpretation of this Agreement.
         10.12 DISCLOSURE Lender is hereby authorized to disclose any financial or other information it may have about Borrower to any Lender Affiliate, to any present or future participant or prospective participant, any regulatory body or agency having jurisdiction over Lender, or to any Person which succeeds to all or any part of Lender's interest herein.
         10.13 SALE, ASSIGNMENT OR PARTICIPATION'S. The Lender may from time to time sell or assign, in whole or in part, or grant participations in some or all of the Loan Documents and/or the obligations evidenced hereby. Nothing in this Agreement or other Loan Documents shall prohibit the Lender from pledging or assigning this Agreement and other Loan Documents including Collateral and all rights related thereto to any Federal Reserve Bank in accordance with applicable law. The holder of any such sale, assignment, pledge or participation, if the applicable agreement between the Lender and such holder so provides, (i) shall be entitled to all of the rights, obligations and benefits of the Lender and
(ii) shall be deemed to hold and may exercise the rights of setoff or Banker's lien with respect to any and all obligations of such holder to the Borrower, in each case as fully as though the Borrower were directly indebted to such holder. The Lender may in its discretion, give notice to the Borrower of such sale, assignment, pledge or participation; however, the failure to give such notice shall not affect any of the Lender's or such holder's rights hereunder. The Borrower authorizes the Lender to provide information concerning the Borrower to any prospective purchaser, assignee, pledgee or participant provided such Person agrees to keep such information confidential. The information provided may include, but is not limited to, amounts, terms, balances, payment history, return item history and any financial or other information about the Borrower. The Borrower agrees to indemnify, defend, release the Lender, and hold the Lender harmless, at the Borrower's cost and expense, from and against any and all lawsuits, claims, actions, proceedings, or suits against the Lender or against the Borrower and the Lender, arising out of or relating to the Lender's reporting or disclosure of such information. Notwithstanding the foregoing, if Lender assigns or otherwise transfers an interest in this Agreement or other Loan Documents to a Person which Lender is aware is a "Non US Taxpayer", Lender shall endeavor to promptly notify Borrower of such assignment or transfer and no additional sums shall be payable by Borrower under the Loan Documents because of any withholding of federal income tax such Person is subject to. For the purposes of this paragraph 10.13 "Non US Taxpayer" means a person, as defined in
Section 7701(a)(1) of the Internal Revenue Code of 1986, as amended (the "IRS Code"), which is not a "United States person" as defined in Section 7701(a)(30) of the IRS Code and is subject to withholding of federal income tax under Subtitle A, Chapter 3, SubChapter A of the IRS Code (Section 1441, et seq.).
         10.14 INTEREST LIMITATION It is the intention of Lender and Borrower to conform strictly to the laws of the State of New Jersey or the laws of such other jurisdiction which may be found to apply to the subject transaction relating to the maximum rate of interest which may be lawfully contracted for or charged. Nothing contained in this Agreement or any other Loan Document shall be construed to mean that Borrower has contracted to pay or is obligated to pay any sum or sums to Lender in excess of those which may lawfully be charged or contracted for under applicable law of the State of New Jersey or other applicable law. If any provision of this Agreement or any of the other Loan Documents shall require payment of any sum or sums of interest in excess of the maximum permitted rate which may be lawfully contracted for or charged, then Borrower and Lender agree that such result is as a consequence of their inadvertence and/or mistake, and the interest charge for which Borrower is liable under this instrument shall be recomputed for the sole and limited purpose of determining the extent of the obligations and liabilities of Borrower to Lender so that the interest charges for which Borrower is liable shall not exceed the maximum permitted rate which is determined to be applicable. Additionally, any sums of interest which are collected by Lender from Borrower or other source in connection with the loan evidenced hereby which are in excess of the maximum permitted rate shall, for the sole and limited purpose of determining the extent of the obligations and liabilities of Borrower to Lender, be credited against the amount of principal for which Borrower is liable to Lender after giving effect to any recomputation and adjustment required pursuant to the foregoing provisions of this section, or if such outstanding principal balance and interest are paid in full, any such excess shall be remitted by Lender to Borrower.
         10.15 INDEMNIFICATION Borrower hereby agrees to and does hereby indemnify, protect, defend and save harmless Lender and any member, officer, director, official, agent, employee and attorney of Lender, and its respective heirs, successors and assigns (collectively, the "Indemnified Parties"), from and against any and all losses, damages, expenses or liabilities of any kind or nature and from any suits, claims or demands, including reasonable counsel fees incurred in investigating or defending such claim, suffered by any of them and caused by, relating to, arising out of, resulting from, or in any way connected with the Loan Documents and the transactions contemplated therein or the Collateral (unless caused by the gross negligence or willful misconduct of the Indemnified Parties) including, without limitation: (i) losses, damages, expenses or liabilities sustained by Lender in connection with any environmental cleanup or other remedy required or mandated by any environmental law; (ii) any untrue statement of a material fact contained in information submitted to Lender by Borrower and/or any Obligor or the omission of any material fact necessary to be stated therein in order to make such statement not misleading or incomplete;
(iii) the failure of Borrower and/or any Obligor to perform any obligations herein required to be performed by Borrower and/or any Obligor; and (iv) the ownership, construction, occupancy, operations, use and maintenance of any of Borrower's and/or the Obligor's properties. The provisions of this paragraph shall survive termination of this Agreement and the other Loan Documents.
         10.16 SEVERABILITY AND CONSISTENCY The illegality, unenforceability or inconsistency of any provisions of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality, enforceability or consistency of the remaining provisions of this Agreement or any instrument or agreement required hereunder. The Loan Documents are intended to be consistent. However, in the event of any inconsistencies among any of the Loan Documents, such inconsistency shall not affect the validity or enforceability of Loan Document. The Borrower agrees that in the event of any inconsistency or ambiguity in any of the Loan Documents, the Loan Documents shall not be construed against any one party but shall be interpreted consistent with the Lender's policies and procedures.
         10.17 INTEGRATION; NO THIRD PARTY BENEFICIARY This Agreement and the other Loan Documents constitute the sole agreement of the parties with respect to the subject matter hereof and thereof and supersede all oral negotiations and prior writings with respect to the subject matter hereof and thereof. The Borrower and the Lender do not intend any of the benefits of this Agreement to inure to any third party, and no third party shall have any status, right, or entitlement under this Agreement.
         10.18 JUDICIAL PROCEEDINGS; WAIVERS THE BORROWER AND THE LENDER ACKNOWLEDGE AND AGREE THAT SUBJECT TO PARAGRAPH 10.19 HEREOF (i) ANY SUIT, ACTION OR PROCEEDING, WHETHER CLAIM OR COUNTERCLAIM, BROUGHT OR INSTITUTED BY THE LENDER OR THE BORROWER OR ANY SUCCESSOR OR ASSIGN OF THE LENDER OR THE BORROWER, OR ON WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR THE DEALINGS OF THE PARTIES WITH RESPECT HERETO OR THERETO SHALL BE TRIED ONLY BY A COURT AND NOT BY A JURY AND EACH PARTY WAIVES THE RIGHT TO TRIAL BY JURY; (ii) EACH WAIVES ANY RIGHT IT MAY HAVE TO CLAIM OR RECOVER, IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES; AND (ii) THIS SECTION IS A SPECIFIC AND MATERIAL ASPECT OF THIS AGREEMENT AND THE LENDER WOULD NOT EXECUTE THIS AGREEMENT IF THE WAIVERS SET FORTH IN THIS SECTION WERE NOT A PART OF THIS AGREEMENT.

         10.19 ARBITRATION. Upon demand of any party hereto, whether made before or after institution of any judicial proceeding, any dispute, claim or controversy arising out of, connected with or relating to this Agreement and other Loan Documents ("Disputes") between or among the parties to this Agreement and other Loan Documents shall be resolved by binding arbitration as provided herein. Institution of a judicial proceeding by a party does not waive the right of that party to demand arbitration hereunder. Disputes may include, without limitation, tort claims, counterclaims, disputes as to whether a matter is subject to arbitration, claims brought as class actions, claims arising from Loan Documents executed in the future, or claims arising out of or connected with the transaction reflected by this Agreement and other Loan Documents.
         Arbitration shall be conducted under and governed by the Commercial Financial Disputes Arbitration Rules (the "Arbitration Rules") of the American Arbitration Association (the "AAA") and Title 9 of the U.S. Code. All arbitration hearings shall be conducted in the city of Newark, New Jersey. The expedited procedures set forth in Rule 51 et seq. of the Arbitration Rules shall be applicable to claims of less than $1,000,000.00. All applicable statutes of limitation shall apply to any Dispute. A judgment upon the award may be entered in any court having jurisdiction. The panel from which all arbitrators are selected shall be comprised of licensed attorneys. The single arbitrator selected for expedited procedure shall be a retired judge from the highest court of general jurisdiction, state or federal, of the state where the hearing will be conducted or if such person is not available to serve, the single arbitrator may be a licensed attorney. Notwithstanding the foregoing, this arbitration provision does not apply to disputes under or related to swap agreements.
         Preservation and Limitation of Remedies. Notwithstanding the preceding binding arbitration provisions, Lender and Borrower agree to preserve, without diminution, certain remedies that any party hereto may employ or exercise freely, independently or in connection with an arbitration proceeding or after an arbitration action is brought. Lender and Borrower shall have the right to proceed in any court of proper jurisdiction or by self-help to exercise or prosecute the following remedies, as applicable: (i) all rights to foreclose against any real or personal property or other security by exercising a power of sale granted under Loan Documents or under applicable law or by judicial foreclosure and sale, including a proceeding to confirm the sale; (ii) all rights of self-help under applicable law including peaceful occupation of real property and collection of rents, set-off, and peaceful possession of personal property; and (iii) obtaining provisional or ancillary remedies including injunctive relief, sequestration, garnishment, attachment, appointment of receiver and filing an involuntary Bankruptcy proceeding. Preservation of these remedies does not limit the power of an arbitrator to grant similar remedies that may be requested by a party in a Dispute.
         Borrower and Lender agree that they shall not have a remedy of punitive or exemplary damages against the her in any Dispute and hereby waive any right or claim to punitive or exemplary damages they have now or which may arise in the future in connection with any Dispute whether the Dispute is resolved by arbitration or judicially.
         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered by their proper and duly authorized officers as of the day and year first above written.

                                        FIRST UNION COMMERCIAL CORPORATION


                                                 BY:
                                                 NAME:
                                                 TITLE:


                                        CONSOLIDATED DELIVERY & LOGISTICS, INC.,


                                                 BY:
                                                 NAME:
                                                 TITLE:



                                        CLAYTON/NATIONAL COURIER SYSTEMS, INC.


                                                 BY:
                                                 NAME:
                                                 TITLE:




                                        NATIONAL EXPRESS COMPANY, INC.,


                                                 BY:
                                                 NAME:
                                                 TITLE:


                                        AMERICAN COURIER, INC.,


                                                 BY:
                                                 NAME:
                                                 TITLE:

                                        CLICK MESSENGER SERVICE, INC.,


                                                 BY:
                                                 NAME:
                                                 TITLE:

                                        CLICK MESSENGER SERVICE OF N.Y., INC.,


                                                 BY:
                                                 NAME:
                                                 TITLE:


                                        COURT COURIER SYSTEMS, INC.,


                                                 BY:
                                                 NAME:
                                                 TITLE:


                                        OLYMPIC COURIER SYSTEMS, INC.,


                                                 BY:
                                                 NAME:
                                                 TITLE:


                                        SECURITIES COURIER CORPORATION


                                                 BY:
                                                 NAME:
                                                 TITLE:


                                        SILVER STAR EXPRESS, INC.


                                                 BY:
                                                 NAME:
                                                 TITLE:


                                        SUREWAY AIR TRAFFIC CORPORATION


                                                 BY:
                                                 NAME:
                                                 TITLE:


                                        SUREWAY LOGISTICS CORPORATION


                                                 BY:
                                                 NAME:
                                                 TITLE: