Form 10-Q
period 1997-09-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1997-11-14
CIK 1000779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-Q


(Mark One)

    X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997 or
                        ------------------

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No___

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of October 11, 1997, was 6,666,884.

                  CONSOLIDATED DELIVERY & LOGISTICS, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                   INDEX



                                                                                              Page


Part I - Financial Information (unaudited)

         Item 1 - Financial Statements

              Consolidated Delivery & Logistics, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of December 31, 1996 and
                           September 30, 1997                                                    3
                  Condensed Consolidated Statements of Income for the Three and Nine Months
                           Ended September 30, 1996 and 1997                                     4
                  Condensed Consolidated Statements of Cash Flows for the Nine Months
                           Ended September 30, 1996 and 1997                                     5
                  Notes to Condensed Consolidated Financial Statements                           6

         Item 2 - Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                10

Part II - Other Information

         Item 1 - Legal Proceedings                                                             14

         Item 6 - Exhibits and Reports on Form 8-K                                              14

         Signature                                                                              15

          CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands except share information)

                                                                     December              September
                                                                     31, 1996              30, 1997
                                                                 ------------------    ------------------
                                                                     (Note 1)             (Unaudited)

                            ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $1,757               $1,270
  Accounts receivable, net                                                21,018               22,348
  Prepaid expenses and other current assets                                2,330                2,819
  Net assets of discontinued operations                                    1,801                1,989
                                                                 ------------------    ------------------
    Total current assets                                                  26,906               28,426

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                  3,857                5,949
OTHER ASSETS                                                               4,238                4,000
                                                                 ==================    ==================
    Total assets                                                         $35,001              $38,375
                                                                 ==================    ==================

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                                   $7,200               $6,893
  Current maturities of long-term debt                                     1,152                3,071
  Accounts payable and accrued liabilities                                12,546               14,977
                                                                 ------------------    ------------------
    Total current liabilities                                             20,898               24,941

LONG-TERM DEBT                                                             3,415                2,871
OTHER LONG-TERM LIABILITIES                                                1,958                2,051
                                                                 ------------------    ------------------
    Total liabilities                                                     26,271               29,863
                                                                 ------------------    ------------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                               0                     0
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 6,795,790 and 6,658,551 shares issued
   and outstanding at December 31, 1996 and
   September 30, 1997, respectively                                            7                    7
 Additional paid-in capital                                                9,601                9,001
 Accumulated deficit                                                        (878)                (496)
                                                                 ------------------    ------------------
    Total Stockholders' Equity                                             8,730                8,512
                                                                 ==================    ==================
    Total Liabilities and Stockholders' Equity                           $35,001              $38,375
                                                                 ==================    ==================



    See accompanying notes to condensed consolidated financial statements.


          CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (Unaudited)

                                                 For The Three Months Ended                For The Nine Months Ended
                                                        September 30,                            September 30,
                                             ------------------------------------     ------------------------------------
                                                  1996                1997                 1996                1997
                                             ----------------    ----------------     ----------------    ----------------


REVENUES                                        $42,911             $44,259             $120,493            $126,368

Cost of Revenues                                 31,420              33,810               89,168              96,758
                                             ----------------    ----------------     ----------------    ----------------

          GROSS PROFIT                           11,491              10,449               31,325              29,610

Selling, General, &
   Administrative Expenses                       10,645               9,435               29,615              28,409
                                             ----------------    ----------------     ----------------    ----------------

          OPERATING INCOME                          846               1,014                1,710               1,201

OTHER (INCOME) EXPENSE:
  Gain on Sale of Subsidiary, net                     -                   -                    -                (816)
  Other expense (income), net                       (17)                  5                 (254)               (209)
  Interest expense                                  190                 318                  597                 836
                                             ----------------    ----------------     ----------------    ----------------

INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES                                             673                 691                1,367               1,390

Provision for Income Taxes                          285                 277                  581                 556
                                             ----------------    ----------------     ----------------    ----------------

INCOME FROM CONTINUING
  OPERATIONS                                        388                 414                  786                 834

INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS,
  NET OF TAX                                         61                (361)                 218                (452)
                                             ----------------    ----------------     ----------------    ----------------

          NET INCOME                               $449                 $53               $1,004                $382
                                             ================    ================     ================    ================

INCOME (LOSS) PER SHARE
  Continuing operations                           $0.06               $0.06                $0.12               $0.13
  Discontinued operations                          0.01               (0.05)                0.03               (0.07)
                                             ----------------    ----------------     ----------------    ----------------
  Net income per share                            $0.07               $0.01                $0.15               $0.06
                                             ================    ================     ================    ================

AVERAGE SHARES OUTSTANDING USED TO
CALCULATE INCOME (LOSS) PER SHARE
                                                  6,680               6,659                6,649               6,674
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

          CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                                                Nine Months      Nine Months Ended
                                                                              Ended September   September 30, 1997
                                                                                 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------------------------------
Net income                                                                        $1,004               $382
----------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by
       (used in) operating activities -
----------------------------------------------------------------------------
    Gain on disposal of equipment and leasehold improvements                          (5)               (14)
----------------------------------------------------------------------------
    Gain on sale of subsidiary                                                         -               (816)
----------------------------------------------------------------------------
    Depreciation and amortization                                                  1,078              1,550
----------------------------------------------------------------------------
    Changes in operating assets and liabilities
----------------------------------------------------------------------------
      (Increase) decrease in -
----------------------------------------------------------------------------
        Accounts receivable, net                                                  (1,735)            (1,961)
----------------------------------------------------------------------------
        Prepaid expenses and other current assets                                 (1,595)              (587)
----------------------------------------------------------------------------
        Other assets                                                                 387               (249)
----------------------------------------------------------------------------
      Increase (decrease) in -
----------------------------------------------------------------------------
        Accounts payable and accrued liabilities                                  (2,521)             3,429
----------------------------------------------------------------------------
        Other long-term liabilities                                                  122                 93
----------------------------------------------------------------------------  ---------------   ------------------
          Net cash provided by (used in) continuing operations                    (3,265)             1,827
----------------------------------------------------------------------------
          Net cash used by discontinued operations                                  (477)              (188)
----------------------------------------------------------------------------  ---------------   ------------------
          Net cash provided by (used in) operating activities                     (3,742)             1,639
----------------------------------------------------------------------------  ---------------   ------------------

----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
----------------------------------------------------------------------------
  Additions to equipment and leasehold improvements                               (1,039)              (808)
----------------------------------------------------------------------------
  Proceeds from sale of equipment and leasehold improvements                          61                 30
----------------------------------------------------------------------------
  Purchases of businesses                                                         (1,616)                 -
----------------------------------------------------------------------------  ---------------   ------------------
          Net cash used in investing activities                                   (2,594)              (778)
----------------------------------------------------------------------------  ---------------   ------------------

----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------------------------------
  Short-term borrowings (repayments), net                                          3,683               (307)
----------------------------------------------------------------------------
  Proceeds from long-term debt                                                       555                  -
----------------------------------------------------------------------------
  Repayments of long-term debt                                                    (2,978)              (916)
----------------------------------------------------------------------------
  Issuance of common stock in connection with
---------------------------------------------------------------------------          603                  -
          purchases of businesses
----------------------------------------------------------------------------
  Deferred financing costs                                                          (145)              (125)
----------------------------------------------------------------------------  ---------------   ------------------
          Net cash provided by (used in) financing activities                      1,718             (1,348)
----------------------------------------------------------------------------  ---------------   ------------------

----------------------------------------------------------------------------
          Net decrease in cash and cash equivalents                               (4,618)              (487)
----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, beginning of period                                     7,160              1,757
----------------------------------------------------------------------------  ---------------   ------------------
CASH AND CASH EQUIVALENTS, end of period                                          $2,542             $1,270
----------------------------------------------------------------------------  ===============   ==================




    See accompanying notes to condensed consolidated financial statements

           CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

                  The accompanying  unaudited condensed  consolidated  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 1996, has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1997. Certain reclassifications have been made to prior year amounts to conform with the current presentation, including the reclassification of the Company's fulfillment and direct mail business as a discontinued operation (see Note 5). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.




(2)      REVOLVING CREDIT FACILITY:

                  On July 14, 1997, the Company entered into a Loan and Security Agreement (the "First Union Agreement") with First Union Commercial Corporation ("First Union") to establish a revolving credit facility. Credit availability is based on certain criteria, up to a maximum amount of $15.0 million and is secured by substantially all of the assets, including accounts receivable, of the Company and its subsidiaries. Interest rates on borrowings are based on margins over First Union's lending rates or the London interbank borrowing rate (Libor). The First Union Agreement contains certain restrictive covenants for which the Company is in compliance as of September 30, 1997. The First Union Agreement expires on July 30, 1999.




(3)      LITIGATION:

                  On March 19, 1997, a purported class action complaint, captioned Gapszewicz v. Consolidated Delivery & Logistics, Inc., et al. (97 Civ. 1939), was filed in the United States District Court for the Southern District of New York against the Company, certain of the Company's present and former executive officers, and the co-managing underwriters (the "Underwriters") of the Company's initial public offering (the "Offering"). The gravamen of the complaint is that the Company's registration statement for the Offering contained misstatements and omissions of material fact in violation of the federal securities laws and that the Company's financial statements included in the registration statement were false and misleading and did not fairly reflect the Company's true financial condition. The complaint seeks the certification of a class of purchasers of the Company's Common Stock from November 21, 1995 through February 27, 1997, rescission of the Offering, attorneys' fees and other damages. Several additional purported class actions against the same defendants containing allegations substantially similar to those made in the Gapszewicz action were also filed. All these cases have been consolidated and a motion to dismiss was filed by the Company and the Underwriters on June 16, 1997.

                  An amended complaint in the Gapszewicz action was served on the Company on October 20, 1997. The amended complaint restates many of the allegations in the original complaint and contains additional alleged omissions of material fact in both the Company's registration statement for the Offering and in the Company's 1996 quarterly and annual filings with the Securities and Exchange Commission. The Company believes that the allegations contained in the amended complaint are without merit and the Company intends to file a new motion to dismiss the amended complaint.

                  The Company and its subsidiaries are from time to time parties to litigation arising in the normal course of their business, most of which involves claims for personal injury and property damage incurred in connection with their operations. Management believes that none of these actions, including the above actions, will have a material adverse effect on the financial position or results of operations of the Company and its subsidiaries.

(4)      EARNINGS PER SHARE:

                  The computation of net income per share for the three and nine months ended September 30, 1997 and 1996, is based upon 6,659,000, 6,680,000, 6,674,000, and 6,649,000 shares, respectively, of Common
         Stock outstanding. The conversion of stock options and debentures outstanding are not included in the computations as the effect would be antidilutive.

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

(5)      DISCONTINUED OPERATIONS:

                  On October 27, 1997, the Company announced its intention to pursue a plan to dispose of its fulfillment and direct mail business. The condensed consolidated financial statements have been restated to reflect the fulfillment and direct mail business as a discontinued operation.

         Results from discontinued fulfillment and direct mail operations were as follows:

                                                               Three Months Ended           Nine Months Ended
                                                             9/30/96        9/30/97       9/30/96      9/30/97
                                                            -----------    ----------    ----------    ---------

           Revenues                                             $2,186        $1,526        $6,298       $4,860
                                                            ===========    ==========    ==========    =========

           Income      (loss)      from       discontinued
           operations   (net  of  income   tax   provision
           (benefit)  of $40 and $146 in 1996  and  ($241)
           and ($301) in 1997)                                 $    61        ($361)        $  218       ($452)
                                                            ===========    ==========    ==========    =========


                  The net assets of the discontinued operations are reflected in "Net Assets of Discontinued Operations" in the Condensed Consolidated Balance Sheets. The components are as follows:

                                                                    December 31,          September 30,
                                                                        1996                  1997
                                                                 ------------------    ------------------

           Current assets                                             $4,124                 $5,247
           Current liabilities                                        (2,859)                (3,983)
                                                                 ------------------    ------------------
              Net current assets                                       1,265                  1,264
           Equipment and leasehold improvements                          459                    592
           Other non-current assets                                       77                    133
                                                                 ------------------    ------------------
           Net Assets of Discontinued Operations                      $1,801                 $1,989
                                                                 ==================    ==================



(6)      NEW ACCOUNTING PRONOUNCEMENTS:

                  The Financial Accounting Standards Board has issued two new statements, Statements of Financial Accounting Standards Numbers 130, "Reporting Comprehensive Income" (SFAS 130"), and 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131").

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

                  SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and early adoption is encouraged. However, SFAS 131 need not be applied to interim statements in the initial year of application. SFAS 131 requires restatement of all prior period information reported. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 131 on the Company's financial statements.

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

Disclosure Regarding Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained in this Form 10-Q includes information that is forward looking, such as the Company's expectations for future performance, its growth and acquisition strategies, its anticipated liquidity and capital needs and its future prospects. The matters referred to in such forward looking statements could be affected by the risks and uncertainties related to the Company's business. Actual results may vary from these forward-looking statements due to many factors including but not limited to: the timing and terms of any sale of the discontinued operation, unexpected expenses that may be incurred therewith; lack of satisfactory acquisition candidates and/or an inability to conclude acquisitions on satisfactory terms; acquisition limitations under the terms of the existing credit facility; the effect of economic and market conditions, the Company's limited operating history, the ability of the Company to execute its strategic plan, the impact of competition and the Company's reported results varying materially from management's current expectations. Investors are further cautioned that CDLI's financial results can vary from quarter to quarter, and the financial results reported for the third quarter may not necessarily be indicative of future results. For more information about CDLI, please review the Company's most recent Form 10-K filed with the Securities and Exchange Commission.


Results of Operations For The Nine Months Ended September 30, 1997 Compared to The Nine Months Ended September 30, 1996

         Revenues of $126.4 million for the nine months ended September 30, 1997 represent a 4.9% increase from $120.5 million for the same period in 1996. Several factors affected the Company's revenues for the nine months of 1997, among which was the company's sale of it's contract logistics subsidiary in January 1997, which had accounted for $3.8 million in revenues for the first nine months of 1996 but only $400,000 in 1997. Additionally, the Company announced on October 27, 1997 that it intends to dispose of its fulfillment and direct mail business. As a result of this decision, the revenues, costs and expenses, assets and liabilities, and cash flows relating to this particular business have been reclassified as discontinued operations in the accompanying financial statements.

         Air courier revenues increased $3.8 million (10.0%), ground delivery revenues increased $7.0 million (9.3%) and continuing logistics revenues, representing ground based distribution services declined $4.9 million (66.1%) for the first nine months of 1997 when compared to the first nine months of 1996. Of the decline in continuing logistics revenues of $4.9 million, $3.4 million represented the sale of the Company's contract logistics subsidiary.
         Air courier revenues increased from the first three quarters of 1996 to 1997 primarily due to internal growth from existing accounts. Ground delivery revenues increased due to the addition of time service and facilities management revenues through previously disclosed acquisitions adding $4.5 million of the revenue increase for nine months of 1997 over 1996 as well as the addition of several new contract distribution routes in the pharmaceutical, electronic repair and office product industries. This increase was offset by a decrease of $1.8 million in the Company's banking division. Due to the consolidation taking place in the banking industry, two of the Company's largest customers in the banking division merged, thereby decreasing the branch network and number of stops required.

         Cost of revenues increased by $7.6 million or 8.5% for the first nine months of 1997 when compared to the same period in 1996. The largest component of the increase occurred in the air courier business and results from a change in business mix. Broadcast production material is now principally distributed electronically through new technology developed for this purpose, resulting in less consolidation of air freight in the Company's major markets. The Company is in effect shipping more packages at a higher cost per package. Cost of revenues for ground delivery increased primarily due to start-up costs for long-term contracts entered into for newly established contract distribution business as well as cost increases necessary to support an increase in general revenues. Cost of revenues were positively impacted by approximately $2.6 million as a result of the sale of the Company's contract logistics subsidiary. Excluding the results of the Company's contract logistics subsidiary, cost of revenues would have increased $10.2 million (11.8%) from $86.3 million for the first three quarters of 1996 to $96.5 million for the first three quarters of 1997.

         As a result of the matters discussed above, gross profit declined by $1.7 million (5.4%) from $31.3 million for the nine months ended September 30, 1996 and $29.6 million for the same period in 1997.

         Selling, general and administrative expenses decreased by $1.2 million from $29.6 million for the nine months ended September 30, 1996 to $28.4 million for the comparable period in 1997. This represents a 4.1% decrease in selling, general and administrative expenses and results from the Company's continuing policy of consolidation and cost reduction. When expressed as a percentage of revenues, selling, general and administrative expenses decreased from 24.6% for the first three quarters of 1996 to 22.5% for the first three quarters of 1997.

         The Company sold its contract logistics subsidiary on January 31, 1997 and recognized a gain of $816,000 before applicable taxes.

         Interest expense increased by $239,000 from $597,000 for the first nine months of 1996 to $836,000 for the first nine months of 1997. The increase is primarily due to increased borrowing levels for the comparable periods and to a lesser extent, to interest rate increases during the period when the Company was subject to a Forbearance Agreement with its previous lenders prior to the establishment of its current credit facility (see Note 2 to the accompanying financial statements).

Results of Operations for the Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Sales for the quarter ended September 30, 1997 increased by $1.4 million (3.3%) to $44.3 million from $42.9 million for the comparable period of 1996. For the three months ended September 30, 1997, air revenues increased $1.3 million (9.8%) ground delivery revenues increased $2.5 million (9.3%) and continuing logistics revenues declined by $2.4 million (80.0%) when compared to the three months ended September 30, 1996.

         The increase in air revenues resulted from the internal growth of existing accounts, ground delivery revenues were impacted positively by the increased levels of ground distribution business resulting from additional long-term contracts and logistics revenues were negatively impacted by the January, 1997 sale of the Company's contract logistics subsidiary which had revenues of $1.8 million for the three months ended September 30, 1996.

         Cost of revenues increased $2.4 million (7.6%) from $31.4 million for the three months ended September 30, 1996 to $33.8 million for the same period ended September 30, 1997. The increase was caused primarily by increased business activity as well as the start up costs incurred to begin multi-year contracts in the office product and other distribution businesses. As a result, gross profit declined by $1.0 million (8.7%) from $11.5 million for the third quarter of 1996 to $10.5 million for the third quarter of 1997.

         Selling, general and administrative expenses declined for the third quarter of 1997 by $1.2 million (11.3%) from $10.6 for the quarter ended September 30, 1996. This decrease reflects the Company's ongoing consolidation and expense reduction policies.

         Interest expense increased due to increased levels of borrowing for the third quarter of 1997 when compared to the third quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased by $2.5 million from $6.0 million at December 31, 1996 to $3.5 million at September 30, 1997. The decrease results primarily from the reclassification of the Company's $2 million of Convertible Subordinated Debt to current rather than long-term because the debenture contains an option for the holders to "put" their debentures to the Company as of August, 1998. Cash and cash equivalents decreased by $500,000 from $1.8 million as of December 31, 1996 to $1.3 million as of September 30, 1997. The decrease results primarily from the use of cash for additions to equipment and leasehold improvements of $800,000 and the repayment of Company debt of $1.2 million, offset by net cash provided by operations of $1.6 million.

         The Company recorded a capital obligation of $2.5 million during 1997 in connection with an agreement to acquire 175 delivery vehicles. This transaction is excluded from the statement of cash flows in 1997 as a noncash transaction.

         Management believes that cash flows from operations, together with its borrowing capacity (see Note 2 of the accompanying financial statements) are sufficient to support the Company's operations and general business and capital liquidity requirements for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (the "FASB") has issued three new standards, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131").

         SFAS 128 establishes standards for computing and presenting earnings per share, simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share with presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Company is required to adopt this standard as of December 15, 1997 and early adoption is not permitted. SFAS 128 requires restatement of all prior period earnings per share calculations presented. The Company intends to adopt this standard when required and has determined that adoption of SFAS 128 will have no effect on earnings per share.

         SFAS  130   establishes   standards  for   reporting   and   displaying
comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application allowed, but not required. Upon adoption, reclassification of comparative financial statements provided for prior periods is required. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 130 on the Company's financial statement presentation.

         SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and early adoption is encouraged. However, SFAS 131 need not be applied to interim statements in the initial year of application. SFAS 131 requires restatement of all prior period information reported. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 131 on the Company's financial statements.

INFLATION

         Inflation has not had a material impact on the Company's results of operations.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings.

                  On March 19, 1997, a purported class action complaint, captioned Gapszewicz v. Consolidated Delivery & Logistics, Inc., et al. (97 Civ. 1939), was filed in the United States District Court for the Southern District of New York against the Company, certain of the Company's present and former executive officers, and the co-managing underwriters (the "Underwriters") of the Company's initial public offering (the "Offering"). The gravamen of the complaint is that the Company's registration statement for the Offering contained misstatements and omissions of material fact in violation of the federal securities laws and that the Company's financial statements included in the registration statement were false and misleading and did not fairly reflect the Company's true financial condition. The complaint seeks the certification of a class consisting of purchasers of the Company's Common Stock from November 21, 1995 through February 27, 1997, rescission of the Offering, attorneys' fees and other damages. Several additional purported class actions against the same defendants containing allegations substantially similar to those made in the Gapszewicz action were also filed. All these cases have been consolidated and a motion to dismiss was filed by the Company and the Underwriters on June 16, 1997.

                  An amended complaint in the Gapszewicz action was served on the Company on October 20, 1997. The amended complaint restates many of the allegations in the original complaint and contains additional alleged omissions of material fact in both the Company's registration statement for the Offering and in the Company's 1996 quarterly and annual filings with the Securities and Exchange Commission. The Company believes that the allegations contained in the amended complaint are without merit and the Company intends to file a new motion to dismiss the amended complaint.

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



Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

                  10.1 Amendment to the Loan and Security Agreement, Dated September 30, 1997 By And Between First Union Commercial Corporation and Consolidated Delivery & Logistics, Inc. And Subsidiaries.

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



Dated:  November 13, 1997                CONSOLIDATED DELIVERY & LOGISTICS, INC.



                                            By:___________________________
                                               Albert W. Van Ness, Jr.
                                               Chairman of the Board, Chief
                                                 Executive Officer, and Director

                                            By:___________________________
                                               William T. Brannan
                                               President, Chief Operating
                                                 Officer and Director

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



Dated:   November 13, 1997               CONSOLIDATED DELIVERY & LOGISTICS, INC.




                                          By:  /s/ Albert W. Van Ness, Jr.
                                               Albert W. Van Ness, Jr.
                                               Chairman of the Board, Chief
                                                 Executive Officer, and Director

                                          By:  /s/ William T. Brannan
                                               William T. Brannan
                                               President, Chief Operating
                                                 Officer and Director

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

                                                   EXHIBIT INDEX


         10.1 Amendment to Loan and Security Agreement, Dated September 30, 1997 By And Between First Union Commercial Corporation and Consolidated Delivery & Logistics, Inc. And Subsidiaries.


         27.1     Financial Data Schedule (for electronic submission only)

                                                                     EXIBIT 10.1

                                                       As of September 30, 1997


Consolidated Delivery and Logistics, Inc.
     and Subsidiaries
380 Allwood Road
Clifton, New Jersey 07012

Re:      Loan and Security Agreement dated July 14, 1997 (the "Loan Agreement")

Gentlemen:

                  This is to confirm our approval of your request for the following modifications to the Loan Agreement:

                  A. The first sentence of paragraph 2.1 (A) of the Loan
                     Agreement is modified to read as follows:

2.1      REVOLVING CREDIT FACILITY
                  (A) Facility. So long as no Default nor Event of Default exists, Lender shall, from time to time hereafter, through the Expiration Date, lend to Borrower such amounts as the Borrower may from time to time request, based upon the Eligible Loan Value of Eligible Accounts Receivable as may exist from time to time, but not to exceed the Borrowing Base, and as may be reported by Borrower to Lender on a borrowing base report in the form of Exhibit 2.1 which is to be submitted by Borrower to Lender by Thursday of each week and as of the close of business of the preceding Friday.

                  B. Subparagraph 7.2(C) of the Loan Agreement is hereby
                     modified to read as follows:

7.2 (C) Capital Expenditures. Borrower, on a consolidated basis, will not (i) in the fiscal year ending December 31, 1997 make Capital Expenditures in excess of Four Million Two Hundred Thousand Dollars ($4,200,000.00), and (ii) in each fiscal year ending December 31, 1998 and thereafter make Capital Expenditures in excess of Three Million Two Hundred Thousand Dollars ($3,200,000.00) in the aggregate per annum.

                  Our approval shall not constitute a waiver of any Events of Default, if any so exist, or any future violation of any provisions of the Loan Agreement or any other Loan Documents.

                  By your execution hereof Borrower agrees to pay all costs and expenses, including reasonable attorneys fees and disbursements, incurred by Lender in connection with the preparation of this letter agreement. Capitalized terms not defined herein but defined in the Loan Agreement shall have the same meaning ascribed to such terms in the Loan Agreement. Your execution shall also act as your representation that the execution of this letter agreement has been authorized by all required corporate action, that this letter agreement constitutes the valid and binding obligation of the Borrower, is enforceable in accordance with its terms, that no Default or Event of Default exists and that no Material Adverse Change of the Borrower has occurred and the Borrower's reaffirmation of its grant to Lender of a Lien on the Collateral.


                  Except as herein set forth, the Loan Agreement and all other Loan Documents shall remain in full force and effect. Our agreement as aforesaid is subject to your written agreement with the terms hereof by signing and returning a copy hereof where so indicated below.

                                              First Union Commercial Corporation


                                              By:_______________________________
                                                 name:
                                                 title:

Agreed to:

Consolidated Delivery & Logistics, Inc.
and other Borrowers under the Loan Agreement



By:___________________________________
   name:
   title: