Form 10-K
period 1997-12-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1998-03-31
CIK 1000779

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

For the fiscal year ended December 31, 1997      Commission File No.:  0-26954

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
             (Exact name of registrant as specified in its charter)

    Delaware                                                   22-3350958
 (State or other jurisdiction                             (I.R.S. Employer
  of incorporation or organization)                        Identification No.)

                                380 Allwood Road
                            Clifton, New Jersey 07012
                                 (973) 471-1005
(Address, including Zip Code, and telephone number, including area code, of principal executive offices)

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

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $22,516,456 as of March 13, 1998.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
                                      Outstanding as of March 13, 1998
Common Stock, $.001 par value                   6,666,884

     Documents Incorporated by Reference: The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 1997.


===============================================================================

                                     PART I


Item 1.  Business

         Consolidated Delivery & Logistics, Inc. (the "Company") was founded in June 1994 to create a national, full service, same-day ground and air delivery and logistics company. The Company provides an extensive network of same-day delivery services to a wide range of commercial, industrial and retail customers. The Company's ground delivery operations are concentrated on the East Coast, with a strategic presence in the Midwest and on the West Coast. The Company's air delivery services are provided throughout the United States and to major cities around the world.

         The Company's same-day delivery services are generally divided between rush and scheduled delivery. Rush delivery typically consists of delivering time-sensitive packages, such as critical machine parts or emergency medical devices. Scheduled delivery services, provided on a recurring and often daily basis, include deliveries from pharmaceutical suppliers to pharmacies, from manufacturers to retailers, and the interbranch distribution of financial documents.

         The Company offers its customers a single source for their same-day delivery needs. The Company's strategy is to achieve increased operating efficiencies by consolidating operations, increasing the density of its delivery routes and improving the productivity of existing personnel, equipment and facilities. During 1997, the Company curtailed its acquisition activities to focus on internal growth, strengthen its management structure and to improve financial and operational systems. In connection therewith, and in accordance with the Company's previously announced plans, the Company disposed of its contract logistics subsidiary and its fulfillment and direct mail operation. In 1998, the Company intends to seek suitable acquisition candidates where the Company can improve its existing market position or can establish a stronger market presence.

         In connection with the disposal of the Company's fulfillment and direct mail business, the revenue, cost and expenses, assets and liabilities and cash flows have been reclassified as discontinued operations in the accompanying consolidated financial statements.

Industry Overview

         The ground and air delivery industry in the United States is composed largely of companies providing same-day, next-day and two-day services. The
Company primarily services the same-day delivery market. In contrast, the next-day and two-day delivery markets are dominated by large national entities, such as United Parcel Service, Inc. ("UPS") and FedEx Corp. ("FedEx").

         The Company believes that the same-day delivery industry, which is currently serviced by a fragmented system of approximately 10,000 companies, is undergoing substantial growth and consolidation. The Company believes that several factors, including the following, are driving the growth and consolidation of the industry:

         Outsourcing and Vendor Consolidation. Commercial and industrial concerns, which are major consumers of same-day delivery services, have continued to follow the trend of concentrating on their core business by outsourcing non-core activities. Businesses also are increasingly seeking single-source solutions for their regional same-day delivery needs rather than utilizing a number of smaller local delivery companies. At the same time, larger national and international companies are looking toward decentralized distribution systems. The recent strike by UPS has led many businesses to reconsider their choice of single-source international delivery companies and such businesses are adding flexibility by including regional delivery vendors. As a result, the Company believes that significant opportunities exist for regional carriers that are able to provide a full range of services to such businesses.

         Heightened  Customer   Expectations.   Increased  customer  demand  for
customized billing, enhanced tracking, storage, inventory management and just-in-time delivery capabilities favor companies with greater resources to devote to providing such services.

         New Market Opportunities. The significant growth in catalog and at-home shopping and in-home medical care present substantial growth opportunities for companies capable of economically providing more customized reliable services.

Services

         The Company provides a full range of same-day ground and air delivery service options.

Ground Delivery

         The Company offers comprehensive same-day ground delivery products including:

         Rush. In providing rush or service on-demand, Company foot messengers and drivers respond to customer requests for immediate pick-up and delivery of time-sensitive packages. The Company generally offers one-, two-and four-hour service, seven days a week, twenty-four hours a day. Typical customers include commercial and industrial companies, hospitals and service providers such as accountants, lawyers, advertising and travel agencies and public relations firms.

         Scheduled. The Company's scheduled delivery services are provided on a recurring and often daily basis. The Company typically picks up or receives large shipments of products, which are then sorted, routed and delivered. These deliveries are made in accordance with a customer's specific schedule which generally provides for deliveries to be made at particular times. Typical routes may include deliveries from pharmaceutical suppliers to pharmacies, from manufactures to retailers, the interbranch distribution of financial documents, payroll data and other documents, and the delivery of other time-sensitive materials for banks, financial institutions and insurance companies. The Company also provides these services to large retailers for home-delivery, including large cosmetic companies, door-to-door retailers, catalog marketers, home health care distributors and other direct sales companies.

         Facilities Management. The Company provides mailroom management services, including the provision and supervision of mailroom personnel, mail and package sorting, internal delivery and outside local messenger services. Typical customers include commercial enterprises and professional firms.


Air Services

         The Company provides next-flight-out (rush) and scheduled air courier and airfreight services to its customers, both domestically and internationally. The services provided include arranging for (i) the transportation of a shipment from the customer's location to the airport, (ii) air transportation, and (iii) the delivery of the shipment to its ultimate destination. In order to meet the needs of its customers, the Company has established relationships with many major airlines and large airfreight companies from which the Company purchases cargo space on an as-needed basis.



Operations

Ground Delivery

         The Company's delivery operations are currently managed on a regional basis. The regions have operations centers staffed by dispatchers, as well as order entry and other operations personnel. Coordination and deployment of delivery personnel is accomplished either through communications systems linked to the Company's computers, through pagers, by radio or telephone. A dispatcher coordinates shipments for delivery within a specific time frame. Shipments are routed according to the type and weight of the shipment, the geographic distance between the origin and destination and the time allotted for the delivery. In the case of scheduled deliveries, routes are designed to minimize the unit costs of the deliveries and to enhance route density. The Company is currently installing new hardware and software systems designed to enhance and centralize the reporting and tracking of shipments through the ground system as well as to simplify the process of designing and scheduling delivery routes. See Year 2000 Compliance in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Air Services

         The Company's air courier and airfreight service begins with a customer placing an order, which is then dispatched for pickup by a local driver. A tracking number is assigned to the shipment and entered into the Company's computer system. The computer system than selects the optimal route for the shipment based on delivery, destination and timing considerations, tracks the shipment as it flows through the delivery stream until it is ultimately delivered to the recipient and prepares the appropriate billing charges. At the final destination, a "proof of delivery" is obtained to conclude and confirm the delivery. At any point in the process, the Company is able to inform the customer as to the exact location of its shipment within the distribution network.

Sales and Marketing

         The Company believes that a direct sales force most effectively reaches its customers for same-day delivery services and, accordingly, the Company does not currently engage in mass media advertising. The Company markets directly to individual customers by designing and offering customized service packages after determining a customer's specific delivery and distribution requirements. The Company is implementing a coordinated "major account" strategy by building on established relationships with regional and national customers. The Company also employs certain direct response marketing techniques.

         Many of the services provided by the Company, such as facilities management, distribution and scheduled services, are determined on the basis of competitive bids. However, the Company believes that quality and service capabilities are also important competitive factors. In certain instances, the Company has obtained business by offering a superior level of service, even though it was not the low bidder for a particular contract. The Company derives a substantial portion of its revenues from customers with whom it has entered into contracts. Virtually all scheduled dedicated vehicle and facilities management services are provided pursuant to contracts. Most of these contracts are terminable by the customer on relatively short notice without penalty.

Competition

         The market for the Company's delivery service is highly competitive. The Company believes that the principal competitive factors in the markets in which it competes are reliability, quality, breadth of service and price. The Company competes on all such factors. Most of the Company's competitors in the same-day ground and air delivery market are privately held companies that operate in only one location or in a limited service area. However, there is a growing trend toward consolidation in the industry. Certain of the Company's competitors have recently consolidated, such as Corporate Express, Inc., Dynamex Inc. and Dispatch Management Services, Inc. In addition, UPS and FedEx have begun to provide same-day air delivery services.

         In addition to the same-day delivery services provided by the Company, customers also utilize next-day and second-day services. The market for next-day and second-day services is dominated by nationwide network providers, such as FedEx and UPS, which have built large, capital-intensive distribution channels that allow them to process a high volume of materials. In order to effectively operate their networks, these companies typically have fixed deadlines for next-day or second-day delivery services. In contrast, the Company specializes in on-demand, next-flight-out deliveries or services which, by their nature, are not governed by rigid time schedules. If a customer is unable to meet a network provider's established deadline, the Company can pick up the shipment, put it on the next available flight and deliver it, in some cases, before the network provider's scheduled delivery time. The Company's services are available twenty-four hours a day, seven days a week.

         The Company obtains space on scheduled airline flights to provide its air services and accordingly does not have to acquire or maintain an expensive fleet of airplanes. As a result, the Company can provide a more flexible, specialized service to its customers without incurring the high fixed overhead that the larger network providers must incur.

Acquisitions and Divestitures

         In November 1995 the Company commenced operations simultaneously with the acquisition of eleven companies providing same-day delivery and logistics services. The aggregate consideration paid by the Company was approximately $29.6 million in cash and 2,935,702 shares of Common Stock, par value $.001 per share (the "Common Stock"), for an aggregate value of approximately $67.8 million.

         In 1996, the Company acquired several additional businesses aggregating approximately $15.6 million in annual revenues. The aggregate purchase price paid by the Company for these businesses was approximately $3.3 million, consisting of a combination of cash, seller financed debt and shares of Common Stock. The purchase price was subsequently reduced by approximately $357,000 due to actual revenue not reaching projected revenue as stipulated in the purchase agreements. Each of the transactions has been accounted for as a purchase. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In 1997, the Company curtailed its acquisition activity and focused on internal growth. Consistent with the change in strategic focus, in January 1997, the Company sold its contract logistics subsidiary to David Mathia, its founder and president, in exchange for 137,239 shares of the Company's common stock. In connection with the sale, the Company recorded a gain of approximately $816,000 before the effect of Federal and state income taxes. During October 1997, the Company announced its intention to exit the fulfillment and direct mail business and in December 1997 sold its fulfillment and direct mail business for $850,000 in cash and notes. In connection with the sale, the Company recorded a gain of approximately $23,000 net of Federal and state income taxes of approximately $15,000. Accordingly, these operations have been reclassified as discontinued operations in the accompanying consolidated financial statements.

         The Company intends to pursue additional acquisitions in 1998, where the Company can improve its existing market position or establish a strategic market presence. The Company's ability to make additional acquisitions is limited under the terms of its Revolving Credit Facility - See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Regulation

         The Company's delivery operations are subject to various state and local regulations and, in many instances, require permits and licenses from state authorities. To a limited degree, state and local authorities have the power to regulate the delivery of certain types of shipments and operations within certain geographic areas. Interstate and intrastate motor carrier operations are also subject to safety requirements prescribed by the United States Department of Transportation (the "DOT") and by State Departments of Transportation. The Company's failure to comply with the applicable regulations could result in substantial fines or possible revocation of one or more of the Company's operating permits.

Safety

         The Company seeks to ensure that all employee drivers meet safety standards established by the Company and its insurance carriers as well as the DOT. In addition, where required by the DOT or state or local authorities, the Company requires independent owner/operators utilized by the Company to meet certain specified safety standards. The Company reviews prospective drivers in an effort to ensure that they meet applicable requirements.

Intellectual Property

         The Company filed an application to register the service mark "Consolidated Delivery & Logistics, Inc. The Total Package in Delivery" which is currently pending in the U.S. Patent and Trademark Office. No assurance can be given that any such registration will be granted or that if granted, such registration will be effective to prevent others from (i) using this or similar service mark concurrently or (ii) preventing the Company from using the service mark in certain locations. The Company is not aware of any other entity using the name "Consolidated Delivery & Logistics, Inc." or the service mark "The Total Package in Delivery."

Employees and Independent Contractors

         At December 31, 1997, the Company employed approximately 2,900 people, 2,000 as drivers or messengers, 400 in operations, 300 in clerical and administrative positions, 50 in sales and 150 in management. The Company is not a party to any collective bargaining agreements, although the Company is subject to union organizing activity from time to time. The Company has not experienced any work stoppages and believes that its relationship with its employees is good.

         The Company also had contracts with approximately 1,000 independent contractors as of December 31, 1997. From time to time, federal and state authorities have sought to assert that independent contractors in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. In 1997, a subsidiary of the Company satisfactorily concluded an employment status examination. The Company has been informed that two additional examinations will be conducted in 1998 regarding employment status at certain other Company subsidiaries. The Company continues to believe that the independent contractors utilized by the Company are not employees under existing interpretations of federal and state laws. However, there can be no assurance that federal and state authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay for and administer added benefits to independent contractors, the Company's operating costs would substantially increase. See "Risk Factors - Independent Contractors and Employee Owner/Operators."

Risk Factors

Limited Combined Operating History

The Company was founded in June 1994 and conducted no operations prior to consummating the acquisition of 11 same-day courier companies in November 1995. Since that time, the Company has acquired several additional businesses. The businesses acquired by the Company since its formation have all operated as separate independent entities prior to their acquisition by the Company. The process of integrating acquired businesses often involves unforeseen difficulties and may require a significant amount of the Company's financial and other resources, including management time. The Company may experience delays, complications and unanticipated expenses in implementing, integrating and operating the acquired businesses, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1. Business.



Management of Growth

The Company expects to expend significant time and effort in expanding its existing businesses and identifying, acquiring and integrating acquisitions. There can be no assurance that the Company's management and financial reporting systems, procedures and controls will be adequate to support the Company's operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate additional management and employees. There can be no assurance that such additional management and employees will be identified and retained by the Company. To the extent that the Company is unable to manage its growth efficiently and effectively, or is unable to attract and retain additional qualified personnel, the Company's business, financial condition and results of operations could be materially adversely effected. See Item 1. Business--Acquisitions and Divestitures.

Risks Relating to the Company's Acquisition Strategy

In 1997 the Company curtailed its acquisition activity, however, one of the Company's growth strategies for 1998 is to increase its revenues and profitability and expand the markets it serves through the acquisition of additional same-day air and ground delivery businesses. Several large, national publicly traded companies have begun to consolidate the delivery industry. There can be no assurance that the Company will be able to compete effectively for acquisition candidates on terms deemed acceptable to the Company. There also can be no assurance that the Company will be able to successfully convert the systems of these businesses to the Company's existing systems and integrate such businesses into the Company without substantial costs, delays or other operational or financial problems. Acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results and the timing of those results, diversion of management's attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities, and the realization of intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the fiscal quarters immediately following the consummation of such transactions. To the extent that the Company is unable to acquire additional same-day delivery companies or integrate such businesses successfully, the Company's ability to expand its operations and increase its revenues and earnings to the degree desired could be reduced significantly.

The Company currently intends to finance future acquisitions by using a combination of shares of its Common Stock, notes and cash. In the event that the Common Stock of the Company does not maintain a sufficient market value, or potential acquisition candidates are unwilling to accept the Company's Common Stock as part of or all of the consideration to be paid for their business, the Company may be required to utilize its cash resources, if available, to maintain its acquisition program. If the Company has insufficient cash resources to pursue acquisitions, its growth could be limited unless it is able to obtain additional capital through debt or equity financing. There can be no assurance that the Company will be able to obtain such financing if and when it is needed or that, if available, such financing can be obtained on terms the Company deems acceptable. The inability to obtain such financing could negatively impact the Company's acquisition program and could have a resulting material adverse effect on the Company's business, financial condition and results of operations. The terms of the Company's existing Revolving Credit Facility restricts the Company's ability to make acquisitions.
See Item 1. Business--Acquisitions and Divestitures.



Risks Associated With the Same-Day Delivery Industry; General Economic
 Conditions

The Company's revenues and earnings are especially sensitive to events that affect the delivery services industry, including extreme weather conditions, economic factors affecting the Company's significant customers, increases in fuel prices and shortages of or disputes with labor, any of which could result in the Company's inability to service its clients effectively. In addition, demand for the Company's services may be negatively impacted by downturns in the level of general economic activity and employment. The development and increased popularity of facsimile machines and electronic mail via the Internet has reduced the demand for certain types of delivery services, including those offered by the Company. As a result, same-day delivery companies, including the Company, have changed focus to those delivery services involving items that are unable to be delivered via alternative methods. There can be no assurance that similar industry-wide developments will not have a material adverse effect on the Company's business, financial condition or results of operations.

Dependence on Technology

The Company's business is dependent upon a number of different information and telecommunication technologies. Any impairment of the Company's ability to process transactions on an accurate and timely basis could result in the loss of customers and diminish the reputation of the Company. The Company intends to integrate its subsidiaries' separate operating systems to an integrated Company-wide system. There can be no assurance that the contemplated integration and conversion of these systems will be successful or completed on a timely basis or without unexpected costs. Any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Independent Contractors and Employee Owner/Operators

         From time to time, federal and state authorities have sought to assert that independent contractors in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. Similar assertions have been made against a subsidiary of the Company. The Company believes that the independent contractors utilized by the Company are not employees under existing interpretations of federal and state laws. However, there can be no assurance that federal and state authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were required to pay for and administer added benefits to independent contractors the Company's operating costs could substantially increase. See Item 1. Business Employees and Independent Contractors.

         In addition, certain of the Company's employees own and operate their own vehicles in the course of their employment. In certain cases, the Company pays those employees for all or a portion of the costs of operating those vehicles. The Company believes that these arrangements do not represent additional compensation to those employees. However, there can be no assurance that federal and state taxing authorities will not seek to recharacterize some or all of such payments as additional compensation. If such amounts were recharacterized, the Company could have to pay additional employment-related taxes on such amounts.

Claims Exposure

         The Company utilizes the services of approximately 2,000 drivers. From time to time such drivers are involved in accidents. The Company currently carries liability insurance of $1 million for each such accident (subject to applicable deductibles), carries umbrella coverage up to $25 million in the aggregate and requires its independent contractors to maintain liability insurance of at least the minimum amounts required by state and federal law. However, there can be no assurance that claims against the Company will not exceed the amount of coverage. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims, or unfavorable resolutions of claims, the Company's operating results could be materially affected. In addition, significant increases in insurance costs could reduce the Company's profitability.

Shares Eligible for Future Sale

         The market price of the Common Stock could be adversely affected by the sale of substantial amounts of Common Stock in the public market. As of March 13, 1998, 6,666,884 shares of Common Stock were issued and outstanding, 3,250,312 of which were registered for resale by the holders thereof. The remaining shares may only be sold in transactions registered under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an exemption from registration, including the exemption contained in Rule 144 under the Securities Act.

         In September 1995, the Company issued $2 million in aggregate principal amount of its 8% Subordinated Convertible Debentures due August 2000 (the
"Debentures") to certain individuals. The Debentures are convertible into 180,995 shares of Common Stock. Pursuant to the terms of the Debentures, the Company has agreed to register the shares of Common Stock into which the Debentures are convertible. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         As of March 13, 1998, the Company had outstanding under its stock option plans options to purchase an aggregate of 914,361 shares of Common Stock, 575,830 of which were exercisable as of that date. The shares of Common Stock issuable upon the exercise of such options have been registered under the Securities Act and, as a result, will be eligible for resale in the public market, unless held by affiliates of the Company.

Reliance on Key Personnel

         The Company's operations are dependent on the continued efforts of its senior management. Furthermore, the Company will likely be dependent on the senior management of companies that may be acquired in the future. If any of these people elect not to continue in their present roles, or if the Company is unable to attract and retain other skilled employees, the Company's business could be adversely affected. See Item 10. Directors and Executive Officers of the Registrant and Item 1. Business - Strategy.

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

No Future Dividends

         The Company does not anticipate paying any cash dividends on shares of the Common Stock in the foreseeable future and intends to retain future earnings, if any, for use in its business. In addition, the Company's ability to pay cash dividends on the Common Stock is limited by the terms of its Revolving Credit Facility. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Dividends and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Effect of Certain Charter Provisions

         The Board of Directors of the Company is empowered to issue preferred stock without stockholder action. The existence of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise and may adversely affect the prevailing market price of the Common Stock. The Company currently has no plans to issue shares of preferred stock. In addition,
Section 203 of the Delaware General Corporation Law restricts certain persons from engaging in business combinations with the Company.

Item 2. Properties -

         As of December 31, 1997, the Company operated from 53 leased facilities (excluding eight authorized sales agent locations). These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities also contain storage and warehouse space. The table below summarizes the location of the Company's current facilities (excluding the sales agent locations).


State                                                     Number of Facilities
-----                                                     --------------------
New York..........................................                16
Florida...........................................                 9
New Jersey........................................                 6
California........................................                 3
Massachusetts.....................................                 3
Illinois..........................................                 2
Louisiana.........................................                 2
Ohio..............................................                 2
Connecticut.......................................                 1
Georgia...........................................                 1
Indiana...........................................                 1
Maine.............................................                 1
Maryland..........................................                 1
Missouri..........................................                 1
North Carolina....................................                 1
Tennessee.........................................                 1
Virginia..........................................                 1
Washington........................................                 1


         The Company's corporate headquarters are located in Clifton, New Jersey. The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

         As of December 31, 1997, the Company owned or leased approximately 270 cars and 480 trucks of various types, which are primarily operated by drivers employed by the Company. In addition, certain of the Company's employee drivers own or lease their own vehicles. The Company also hires independent contractors who typically provide their own vehicles and are required to carry at least the minimum amount of insurance required by state law.

         The Company's aggregate rental expense for the year ended December 31, 1997 was approximately $3.5 million. See Note 12 to the Company's Consolidated Financial Statements.

Item 3.  Legal Proceedings

         On March 19, 1997, a purported class action complaint, captioned Gapszewicz v. Consolidated Delivery & Logistics, Inc., et al. (97 Civ. 1939), was filed in the United States District Court for the Southern District of New York (the "Court") against the Company, certain of the Company's present and former executive officers, and the co-managing underwriters of the Company's initial public offering (the "Offering"). The gravamen of the complaint is that the Company's registration statement for the Offering contained misstatements and omissions of material fact in violation of the federal securities laws and that the Company's financial statements included in the registration statement were false and misleading and did not fairly reflect the Company's true financial condition. The complaint seeks the certification of a class consisting of purchasers of the Company's Common Stock from November 21, 1995 through February 27, 1997, rescission of the Offering, attorneys' fees and other damages. In April 1997, five other complaints containing allegations identical to the Gapszewicz complaint were filed in the same federal court against the Company. On May 27, 1997, these six complaints were consolidated into a single action entitled "In re Consolidated Delivery & Logistics, Inc. Securities Litigation". On July 16, 1997, the Company and the underwriter defendants filed a motion to dismiss the complaint. In response, the plaintiffs filed an amended complaint on October 20, 1997. A motion to dismiss the amended complaint was filed by the Company and the underwriter defendants on December 15, 1997. No ruling on the Company's motion has been rendered by the Court. The Company believes the allegations contained in the amended complaint are without merit and intends to continue to vigorously defend the action.

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation, a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States
District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Under the terms of the acquisition of Securities Courier, the Company has certain rights to indemnification from Mr. Brana. Discovery is currently pending and as a result the Company is unable to make a determination as to the merits of the claim. The Company does not believe that an adverse determination in this matter would result in a material adverse affect on the consolidated financial position or results of operations of the Company.

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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters -

         The Company's Common Stock is included for quotation on the Nasdaq National Market under the symbol "CDLI." The following table sets forth the high and low sales prices for the Common Stock for 1996 and 1997.

                                           1996                                         Low               High
           First Quarter                                                               $5.75            $12.25
           Second Quarter                                                              $4.75             $9.25
           Third Quarter                                                               $4.25             $6.63
           Fourth Quarter                                                              $4.00             $5.88

                                           1997                                         Low               High
           First Quarter                                                               $1.88             $5.00
           Second Quarter                                                              $1.63             $4.00
           Third Quarter                                                               $2.13             $3.63
           Fourth Quarter                                                              $2.19             $4.00

         On March 13, 1998, the last reported sale price of the Common Stock was $4.63 per share. As of March 13, 1998, there were approximately 157 shareholders of record of Common Stock and, based on security position listings, the Company believes there were approximately 1,747 beneficial holders of the Common Stock.

         On October 2, 1997 the Company issued 8,333 shares of stock in connection with the acquisition of certain assets of Sureway Air Express of Miami, Inc. The issuance was exempt from registration under Section 4(2) of the Securities Act.

Dividends

         The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion. The Company's ability to pay cash dividends on the Common Stock is also limited by the terms of its Revolving Credit Facility. See
Item 1. Business - Risk Factors - No Future Dividends and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Item 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA
                    (In thousands, except per share amounts)

         Consolidated Delivery & Logistics, Inc. ("CD&L") was founded in June 1994. In November 1995, simultaneously with the closing of CD&L's initial public offering (the "Offering") separate wholly-owned subsidiaries of CD&L merged (the "Merger") with each of the eleven acquired businesses (the "Founding Companies"). Consideration for the acquisition of these businesses consisted of a combination of cash and common stock of CD&L, par value $0.001 per share. The assets and liabilities of the acquired businesses at September 30, 1995, were recorded by CD&L at their historical amounts.

         The statement of operations data shown below for the years ended December 31, 1993, 1994 and for the nine month period ended September 30, 1995 and the balance sheet data as of December 31, 1993 and 1994 are that of the Combined Founding Companies prior to the Merger (the "Combined Founding Companies") on a historical basis. During the periods presented, the Combined Founding Companies were not under common control or management and some were not taxable entities. Therefore the data presented may not be comparable to or indicative of post-Merger results to be achieved by the Company after the Mergers.

         The selected financial data with respect to Consolidated Delivery & Logistics, Inc.'s consolidated statement of operations for the years ended December 31, 1995, 1996 and 1997 and with respect to Consolidated Delivery & Logistics, Inc.'s consolidated balance sheet as of December 31, 1996 and 1997 have been derived from Consolidated Delivery & Logistics, Inc.'s consolidated financial statements that appear elsewhere herein. The financial data provided below should be read in conjunction with these accompanying financial statements and notes thereto as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                   SELECTED FINANCIAL DATA (Continued)
                                 (In thousands, except per share amounts)
Statement of Operations Data:
                              Combined Founding Companies (4)
                          -----------------------------------------
                                                                   Consolidated
                                                                    Delivery &
                                                                    Logistics,
                                                                     Inc. and
                                                                   Subsidiaries   For the Pro    Consolidated Delivery &
                            For The Years Ended     For The Nine   For The Year  Forma Period      Logistics, Inc. and
                               December 31,         Months Ended       Ended         Ended             Subsidiaries
                                                                                                    For The Years Ended
                          ------------------------
                                                    September 30,   December 31,  December 31,  December 31,   December 31,
                             1993         1994          1995          1995 (3)     1995 (1)(2)      1996          1997
                          -----------  -----------  -------------   -------------  ------------ ------------- --------------
Revenue                    $121,752     $136,555      $109,168        $37,322       $146,490     $163,090      $171,502
Gross profit                 37,715       41,925        32,827         11,286         44,113       40,559        40,925
Operating income (loss)       1,300        2,107         3,971            578          4,549       (1,468)        2,702
Income (loss) from
  continuing
  operations (5)                722          867         2,112            (26)         2,086         (854)        1,657
Net income (loss)              $722         $721        $2,182          ($195)        $1,987        ($683)         $459
Basic: (6)
Income (loss) per
  share from continuing
  operations                                                             ($.02)          $.32        ($.13)         $.25
Net income (loss) per
  share                                                                  ($.10)          $.30        ($.10)         $.07
                                                                    =============  ============ ============= ==============

Diluted: (6)
Income (loss) per
  share from
  continuing
  operations                                                             ($.02)          $.31        ($.13)         $.25
Net income (loss) per
  share                                                                  ($.10)          $.29        ($.10)         $.07
                                                                    =============  ============ ============= ==============


Balance Sheet Data:
                                 Combined Founding Companies         Consolidated Delivery & Logistics, Inc. and
                                                                                     Subsidiaries
                                        December 31,                                 December 31,
                              -----------------------------------------------------------------------------------------
                                    1993              1994              1995             1996               1997
                              ------------------ ---------------   ----------------  --------------    ---------------

Working capital                   $3,211             $3,668             $7,948            $5,472            $2,519
Equipment and leasehold
   improvements, net               3,651              3,023              3,582             3,857             5,667
Total assets                      23,045             23,642             31,856            35,001            36,159
Long-term debt, net of
current  maturities                3,680              1,164              3,027             3,415             2,240
Stockholders' equity               5,212              5,568              8,311             8,730             8,614

(1) Reflects the results of operations of the Combined Founding Companies for the period from January 1 to September 30, 1995 and the results of operations of Consolidated Delivery & Logistics, Inc. and Subsidiaries for the year ended December 31, 1995.
(2) The computation of pro forma basic earnings per share for the year ended December 31, 1995 is based upon (i) 493,869 shares of Common Stock issued prior to the Mergers, (ii) 2,935,700 shares issued to the stockholders of the Founding Companies in connection with the Mergers and (iii) 3,200,000 shares sold in the Offering. The computation of pro forma diluted earnings per share for the year ended December 31, 1995 is based upon the preceding shares and the dilution attributable to the debentures which are convertible into 180,995 shares of Common Stock. The conversion of the stock options outstanding at December 31, 1995 is not included in the computation as the effect would be antidilutive.
(3) The Company selected October 1, 1995 as the effective date of the Merger. The assets and liabilities of the Founding Companies at September 30, 1995 were recorded by CD&L at their historical amounts. The statement of operations includes the results of operations of the Founding Companies from October 1, 1995 through December 31, 1995. The results of operations for Consolidated Delivery & Logistics, Inc. prior to the Mergers are not significant.
(4)  Pro Forma income tax  provisions  have been  provided  for certain
     Founding Companies.
(5) During 1997, the Company disposed of its fulfillment and direct mail operation. Accordingly, the operating results and gain on disposition of the fulfillment and direct mail business have been reclassified as discontinued operations for the periods presented.
(6) In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128") which requires the presentation of both basic and diluted earnings per share. For the periods presented, basic and diluted earnings per share have been restated in accorandance with the provisions of SFAS 128.

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Disclosure Regarding Forward Looking Statements

         The Company is provided a "safe harbor" for forward looking statements contained in this report by the Private Securities Litigation Reform Act of 1995. The Company may discuss forward looking information in this Report such as its expectations for future performance, growth and acquisition strategies, liquidity and capital needs and its future prospects. Actual results may not necessarily develop as the Company anticipates due to many factors including, but not limited to: timing of certain transactions, unexpected expenses encountered, inability to conclude acquisitions on satisfactory terms, the effect of economic and market conditions, the impact of competition and the
Company's actual results varying materially from management's current expectations.

Overview

         The Consolidated Financial Statements of the Company including all related notes which appear elsewhere in this report should be read in conjunction with this discussion of the Company's results of operations and its liquidity and capital resources. On December 31, 1997, the Company entered into an agreement to sell certain assets of its fulfillment and direct mail business and thereby executed its previously announced plan to discontinue providing such services. Accordingly, the financial position, results of operations and cash flows of the Company's fulfillment and direct mail business have been reclassified as discontinued operations in the accompanying consolidated financial statements. The Company's results in 1997 were impacted by the sale of its contract logistics subsidiary which accounted for $4.6 million in revenue for 1996 and $400,000 to the date of its sale in January 1997.


Results of Operations 1997 compared with 1996

         Revenue increased $8.4 million, or 5.2%, from $163.1 million in 1996 to $171.5 million for the year ended December 31, 1997. Were it not for the decrease in revenue attributable to the sale of the contract logistics subsidiary, revenue would have reflected an increase of $12.6 million, or 7.9%, from $158.5 million in 1996 to $171.1 million for the year ended December 31, 1997.

         Air courier revenue increased $4.7 million, or 9.1% and ground delivery revenue increased $7.9 million, or 7.4% for the year 1997 over the year 1996. Air courier revenue benefited from the expansion and internal growth of existing accounts as well as the full year contribution of acquisitions made by the Company during 1996. Ground delivery revenue increased by $3.9 million from the addition of time service and facilities management revenue as a result of previously disclosed acquisitions and the addition of several new contract distribution routes in the pharmaceutical, electronic repair and office products industries. The increases in ground delivery revenue discussed above were offset by a decrease of $1.7 million in the Company's banking division due to continued industry consolidation. Two of the Company's largest banking customers merged, decreasing their branch network and the number of stops required.

         The Company believes this upward trend in ground and air delivery revenue will continue in the future as a result of internal growth and its focus on selective and strategic acquisitions in 1998. While Company management restricted its acquisition activity in 1997, the goal for 1998 is to focus on selective and strategic acquisitions where the Company can enhance current operations or expand into certain new market areas.


         Cost of revenue includes, among other things, payment to employee drivers, owner operators and independent contractors as well as agents, airfreight carriers, commercial airlines, and pick-up and delivery fees. These costs increased by $8.1 million, or 6.6% from $122.5 million for the year 1996 to $130.6 million for the year ended December 31, 1997. The increase in cost of revenue is due to several factors which include significant start-up costs in connection with new contracts added in the pharmaceutical and office products distribution industries as well as an increase in costs necessary to support a growing revenue base in ground delivery. The Company was impacted early in 1997 by airline fuel surcharges as well as a change in the general business mix which reduced certain consolidation opportunities in selected air freight shipments in the Company's major markets.

         As a result of the above, gross profit increased by $366,000, or 0.9%, from $40.6 million for 1996 to $40.9 million for the year ended December 31, 1997. Excluding the effect on gross profit of the contract logistics subsidiary, gross profit would have increased by $1.0 million or 2.5% from $39.8 million for 1996 to $40.8 million for 1997.

         Selling, general and administrative expenses ("S,G&A") includes salaries, sales commissions and travel to support the Company's marketing and sales effort. Also included are the expenses of maintaining the Company's information systems, human resources, financial, legal, procurement and other administrative functions. S,G&A decreased by $3.8 million, or 9.0% from $42.0 million in 1996 to $38.2 million in 1997. The sale of the Company's contract logistics subsidiary accounts for $1.4 million of that decrease. In the fourth quarter of 1996, the Company recorded a special charge of $1.4 million which included contract and salary settlements, abandonment of operating leases and other costs associated with management headcount reduction and other consolidation issues. The 1996 restructuring charge included in S,G&A resulted in a net reduction of SG&A costs of approximately $700,000 in 1997. The balance of the reduction is principally the result of reduced salaries at the operating regions due to continued internal consolidation.

         As a result of the above, operating income increased for the year ended December 31, 1997 by $4.2 million from a loss of $1.5 million in 1996 to an operating profit of $2.7 million in 1997. When excluding the results of the Company's contract logistics subsidiary which was sold in early 1997, operating income would have increased $3.5 million. The gain recognized by the Company on the aforementioned sale of its contract logistics subsidiary in January 1997 amounted to $816,000 before applicable taxes.

         Interest expense increased by $339,000 from $805,000 in 1996 to $1.1 million for the year ended December 31, 1997. The increase is primarily due to an overall increase in the level of borrowing by the Company during 1997 as compared to 1996. To a lesser extent, the Company was also subject to interest rate increases during the first quarter of 1997 with its previous lenders prior to the establishment of its current Revolving Credit Facility (See Note 9 to the accompanying consolidated financial statements).

Non-comparability of results of operations 1996 compared to 1995

     Because the acquired companies operated as separate independent entities prior to their acquisition, comparisons between the consolidated results of the Company for the year ended December 31, 1996 and the pro forma combined historical results of the acquired companies for the year ended December 31, 1995, are difficult to make for numerous reasons, including the following:

1. In 1996, the acquired companies were all subsumed within the common management of the Company. This resulted among other things in a) each subsidiary being subjected to an administrative charge, b) reallocation of costs, such as, for instance, common insurance being acquired for the Company and its subsidiaries as a whole, and c) the subsidiaries being relieved of the necessity of performing various administrative functions for themselves.

2. In 1996, the Company began the process of merging and rationalizing operations of the previously unrelated acquired Companies.

3. The Company incurred approximately $4.5 million in expenses during 1996 related to corporate overhead and the costs of operating as a public company, compared to approximately $300,000 in 1995.

4. Most of the acquired Companies were operated as Subchapter S corporations prior to their acquisition.

     The selected financial data presented in this report includes the actual financial results of the Company for the years ended December 31, 1997, 1996 and 1995. The pro forma combined historical results reflect the combined operations of the acquired Companies for the period from January 1 to September 30, 1995 and the results of operations of Consolidated Delivery & Logistics, Inc. and Subsidiaries for the year ended December 31, 1995. For all the reasons set forth above and others, combined results are not indicative of results that would have been achieved if the acquired Companies had actually been combined during those periods, and may not be comparable to or indicative of future performance. Nonetheless, the following section discusses consolidated 1996 results compared to pro forma combined historical 1995 results to indicate general trends affecting operations. The following section should be read with the foregoing caveats as to non-comparability in mind.

Results of Operations 1996 compared to 1995

         Consolidated Delivery's revenue increased 11.3 % to $163.1 million in 1996 from $146.5 million in 1995. In spite of the loss of significant revenue in the Company's contract logistics subsidiary, the Company achieved revenue growth in all other areas of its business. Revenue in ground delivery, including rush, scheduled and distribution increased 11.4 % from $91.4 million in 1995 to $101.8 million in 1996. Air courier produced a 22.1 % increase to $52.0 million in 1996 from $42.6 million in 1995. Revenue in the Company's logistics business declined by 25.6% from $12.5 million in 1995 to $9.3 million in 1996. Contract logistics revenue contributed to the overall decline in logistics revenues by $3.5 million due to the cancellation and/or non-renewal of several long-term contractual relationships. The significant decline in contract logistics revenues during 1996 contributed to the Company's decision to sell its contract logistics subsidiary early in 1997.

         Ground delivery revenue benefited from the acquisition of three companies in the Northeast during 1996. In 1996, internal growth of the air courier business was augmented by the acquisition of two companies, which solidified and expanded the New York to Los Angeles air route.

         The increase in cost of revenue during 1996 caused the Company's gross profit percentage to decline from 30.1% in 1995 to 24.9% in 1996. Among other factors contributing to the increase in 1996 cost of revenue is a change in the Company's general business mix to lower margin business, mobilization and start-up costs for several large distribution contracts and the effect of fuel surcharges from several air carriers.

         S,G&A increased by $2.4 million, or 6.1%, from $39.6 million for 1995 to $42.0 million for the year ended December 31, 1996. The increase for 1996 included the addition of $4.2 million in expenses necessary to the establishment and maintenance of the Company's corporate and administrative infrastructure as a public company. During the fourth quarter of 1996, the Company recognized the impact of several non-recurring charges totaling approximately $1.4 million which included salary and contract settlements, abandonment of operating leases and other costs associated with management headcount reduction and other consolidation issues.

         For the reasons described above, including the decline in gross profit and the increase in selling, general and administrative expenses including the impact of non-recurring charges, operating income decreased from operating income of $4.5 million in 1995 to an operating loss of $1.5 million in 1996.


         Interest expense decreased by 8.7 % from $882,000 for the year ended December 31, 1995 to $805,000 for the year ended December 31, 1996. This decrease results from refinancing of the pre-combination debt of the acquired companies which carried higher interest rates than the Company's Credit Agreement (See Liquidity and Capital Resources).

         As a result of the foregoing the Company recorded a net loss of $683,000 in 1996, compared to net income of $2.0 million in 1995.

         As a result of the losses in 1996, the Company instituted certain actions including the sale of its contract logistics subsidiary, elimination of redundant overhead and the design of more effective financial and operating management information systems. The Company also implemented a management compensation system based on business unit results for 1997.

Liquidity and Capital Resources

         Working capital decreased by $3.0 million from $5.5 million at December 31, 1996 to $2.5 million at December 31, 1997. The decrease results primarily from the reclassification of the Company's $2 million of Convertible Subordinated Debt to current rather than long-term because the debenture contains an option for the holders to redeem their debentures in August 1998. Cash and cash equivalents increased modestly by $55,000 and remained relatively stable at approximately $1.8 million as of December 31, 1996 and December 31, 1997. Cash transactions consisted primarily of the use of cash for additions to equipment and leasehold improvements of $1.2 million and the repayment of Company debt of $1.4 million, offset by net cash provided by continuing operations of $2.6 million.

         The Company announced on March 16, 1998 that approximately 50% of its current debenture holders have agreed to extend the term of their convertible subordinated debt from August 1998 to August 1999 based on revised terms and conditions. Accordingly, the $2 million of convertible subordinated debentures are included in current maturities of long-term debt in the accompanying consolidated financial statements, as the effective date of the extension is expected to be April 1, 1998. The effect of this extension, should it conclude as expected, will be to increase availability under the Company's current credit facility by $2 million and utilize $1 million of cash to liquidiate 50% of the current debentures not extended.

         The Company incurred a capital lease obligation of $2.5 million during 1997 in connection with an agreement to acquire 175 delivery vehicles. This transaction is excluded from the consolidated statement of cash flows in 1997 as a noncash transaction.

         Capital expenditures amounted to $1.2 million, $1.3 million and $353,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These expenditures were made primarily to upgrade and expand the capabilities of computer equipment, and to expand and maintain Company facilities in the ordinary course of business and in its ongoing consolidation efforts.

         The Company used $1.4 million in financing activities during 1997 primarily to repay long-term debt. The Company was provided $1.3 million from financing activities in 1996 resulting from an increase in borrowings of approximately $4.5 million reduced by amounts used to repay other long-term debt of approximately $3.1 million. At December 31, 1997, the Company had $3.9 million available under the Revolving Credit Facility for future borrowings.

         Management believes that cash flows from operations, together with its borrowing capacity (see Note 9 of the accompanying consolidated financial statements) are sufficient to support the Company's operations and general business and capital liquidity requirements for the foreseeable future.

Recently Issued Accounting Pronouncements

         In the fourth quarter of 1997, the Company adopted Financial Accounting Standard No. 128 ("SFAS 128") which requires the presentation of both basic and diluted earnings per share. Basic and diluted earnings per share as calculated in accordance with SFAS 128 does not differ from earnings per share amounts reported in prior periods.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that management organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current accounting standards. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and early adoption is encouraged. However, SFAS 131 need not be applied to interim statements in the initial year of application. SFAS 131 requires restatement of all prior period information reported. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 131 on the Company's consolidated financial statements.

Year 2000 Compliance

         The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial position or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company is in the process of obtaining information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

Inflation

         Inflation has not had a material impact on the Company's results of operations for the last three years.

Item 8.  Financial Statements and Supplementary Data.





                                           INDEX TO FINANCIAL STATEMENTS


                                                                                                               Page

Report of Independent Public Accountants........................................................................ 21

Consolidated Balance Sheets as of December 31, 1997 and 1996.................................................... 22

Consolidated Statements of Operations For The Years Ended December 31, 1997, 1996 and 1995...................... 23

Consolidated Statements of Changes in Stockholders' Equity For The Years Ended December 31, 1997, 1996 and 1995. 24

Consolidated Statements of Cash Flows For The Years Ended December 31, 1997, 1996 and 1995...................... 25

Notes to Consolidated Financial Statements...................................................................... 26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Consolidated Delivery & Logistics, Inc.:


We have audited the accompanying consolidated balance sheets of Consolidated Delivery & Logistics, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Delivery & Logistics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


Roseland, New Jersey
February 25, 1998

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)


                                                       ASSETS
                                                                                            December 31,
                                                                                --------------------------------------
                                                                                      1997                1996
                                                                                ------------------  ------------------
CURRENT ASSETS:
  Cash and cash equivalents, including $64 and $50 of restricted cash
     in 1997 and 1996, respectively (Note 2)                                             $1,812              $1,757
  Accounts receivable, less allowance for doubtful accounts of $1,433
     and $1,598 in 1997 and 1996, respectively (Note 9)                                  21,275              21,018
  Deferred income taxes (Notes 2 and 11)                                                  1,207               1,046
  Prepaid expenses and other current assets (Note 5)                                      1,785               1,284
  Net assets of discontinued operations (Note 4)                                              -               1,265
                                                                                ------------------  ------------------

     Total current assets                                                                26,079              26,370

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 6)
                                                                                          5,667               3,857
INTANGIBLE ASSETS, net (Notes 2, 3 and 7)                                                 3,098               3,844
SECURITY DEPOSITS AND OTHER ASSETS (Note 4)                                               1,305                 394
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS (Note 4)                                        10                 536
                                                                                ------------------  ------------------

           Total assets                                                                 $36,159             $35,001
                                                                                ==================  ==================




                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 9)                                                         $7,360              $7,200
  Current maturities of long-term debt (Note 9)                                           3,280               1,152
  Accounts payable                                                                        6,364               6,295
  Accrued expenses and other current liabilities (Notes 8, 15 and 17)                     6,292               5,549
  Income taxes payable (Notes 2 and 11)                                                     141                 165
  Deferred revenue (Note 2)                                                                  71                 537
  Net liabilities of discontinued operations (Note 4)                                        52                   -
                                                                                ------------------  -------------------


     Total current liabilities                                                           23,560              20,898
                                                                                ------------------  -------------------


LONG-TERM DEBT, net of current maturities (Note 9)                                        2,240               3,415
                                                                                ------------------  -------------------


DEFERRED INCOME TAXES PAYABLE (Notes 2 and 11)                                            1,050               1,027
                                                                                ------------------  -------------------


OTHER LONG-TERM LIABILITIES (Note 17)                                                       695                 931
                                                                                ------------------  -------------------


COMMITMENTS AND CONTINGENCIES (Notes 12 and 14)

STOCKHOLDERS' EQUITY (Notes 13 and 14):
  Preferred stock, $.001 par value; 2,000,000 shares authorized; no
     shares issued and outstanding                                                            -                   -
  Common stock, $.001 par value; 30,000,000 shares authorized,
     6,666,884 and 6,795,790 shares issued and outstanding in
     1997 and 1996, respectively                                                              7                   7
  Additional paid-in capital                                                              9,026               9,601
  Accumulated deficit                                                                      (419)               (878)
                                                                                ------------------  -------------------


      Total stockholders' equity                                                          8,614               8,730
                                                                                ------------------  -------------------


            Total liabilities and stockholders' equity                                  $36,159             $35,001
                                                                                ==================  ===================



     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)



                                                                              For the Years Ended December 31,
                                                             ------------------------------------------------------------------

                                                                     1997                 1996                    1995
                                                              ------------------- ----------------------  ----------------------

      Revenue (Note 2)                                               $171,502             $163,090                $37,322
      Cost of revenue                                                 130,577              122,531                 26,036
                                                              ------------------- ----------------------  ----------------------

        Gross profit                                                   40,925               40,559                 11,286

      Selling, general and administrative expenses                     38,223               42,027                 10,708
                                                              ------------------- ----------------------  ----------------------

        Operating income (loss)                                         2,702               (1,468)                   578

      Other (income) expense
        Gain on sale of subsidiary, net (Note 16)                        (816)                   -                      -
        Interest expense                                                1,144                  805                    274
        Other income, net                                                (171)                (461)                  (364)
                                                              ------------------- ----------------------  ----------------------

      Other (income) expense, net                                         157                  344                    (90)
                                                              ------------------- ----------------------  ----------------------

      Income (loss) from continuing operations before
        provision for (benefit from) income taxes                       2,545               (1,812)                   668

      Provision for (benefit from) income taxes
       (Notes 2 and 11)                                                   888                 (958)                   694
                                                              ------------------- ----------------------  ----------------------

      Income (loss) from continuing operations                          1,657                 (854)                   (26)
                                                              ------------------- ----------------------  ----------------------

      Discontinued operations (Note 4)
        Income (loss) from discontinued operations, net of
        income taxes                                                   (1,221)                 171                   (169)
        Gain on disposal of assets, net of provision for
        income taxes                                                       23                    -                      -
                                                              ------------------- ----------------------  ----------------------
      Income (loss) from discontinued operations                       (1,198)                 171                   (169)
                                                              ------------------- ----------------------  ----------------------

         Net income (loss)                                               $459                ($683)                 ($195)
                                                              =================== ======================  ======================


      Basic and diluted income (loss) per share (Note 2):
        Continuing operations                                            $.25                 ($.13)                ($.02)
        Discontinued operations                                          (.18)                  .03                  (.08)
                                                              =================== ======================  ======================
        Net income (loss) per share                                      $.07                 ($.10)                ($.10)
                                                              =================== ======================  ======================

The accompanying notes to consolidated financial statements are an integral part of these statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NOTE 13)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (in thousands except share data)




                                                 Common Stock              Additional                           Total
                                        ------------------------------      Paid-In          Accumulated     Stockholders'
                                           Shares          Amount           Capital           Deficit           Equity
                                        ---------------- -------------   --------------- ----------------  ---------------

   BALANCE AT
      DECEMBER 31, 1994                     2,100,000        $ 2                $ -            $ -                $ 2
   Repurchase of shares pursuant
      to a termination agreement           (1,400,000)        (1)                 -              -                 (1)
   Reduction in ownership of
      shares pursuant to a
      management agreement                   (305,577)         -                  -              -                  -
   Issuance of common stock:
     Public offering, net of offering
      costs                                 3,200,000          3             33,148              -             33,151
     Acquisition of Founding
      Companies                             2,935,700          3                 (3)             -                  -
     Distributions to Founding
      Companies' Stockholders                       -          -            (29,604)             -            (29,604)
     Shares issued in connection
      with termination agreement               99,446          -                  -              -                  -
   Equity of Founding Companies                     -          -              5,972              -              5,972
   Distributions to stockholders                    -          -               (949)             -               (949)
   Charge to capital in an amount
      equal to the current income
      tax benefit of S Corporations                 -          -                (65)             -                (65)
   Net loss                                         -          -                  -           (195)              (195)
                                        ---------------- -------------   --------------- ----------------  ---------------
   BALANCE AT
      DECEMBER 31, 1995                     6,629,569          7              8,499           (195)             8,311
   Shares issued in connection with
      acquisitions of businesses              166,221          -              1,102              -              1,102
   Net loss                                         -          -                  -           (683)              (683)
                                        ---------------- -------------   --------------- ----------------  ---------------
   BALANCE AT
      DECEMBER 31, 1996                     6,795,790          7              9,601           (878)             8,730
   Retirement of common stock
      pursuant to sale of subsidiary         (137,239)         -               (600)             -               (600)
   Shares issued in connection with
      acquisition of a business                 8,333          -                 25              -                 25
   Net income                                       -          -                  -            459                459
                                        ---------------- -------------   --------------- ----------------  ---------------
   BALANCE AT
      DECEMBER 31, 1997                     6,666,884         $7             $9,026          ($419)            $8,614
                                        ================ =============   =============== ================  ===============




 The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                 CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      (in thousands)


                                                                                         For The Years Ended December 31,
                                                                                --------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:                                                1997              1996            1995
                                                                                -------------------  --------------  -------------
   Net income (loss)                                                                  $459              ($683)          ($195)
   Adjustments to reconcile net income (loss) to net cash provided by (used
    in) operating activities -
   (Gain) Loss on disposal of equipment and leasehold improvements                     (22)                29              63
   Gain on sale of subsidiary                                                         (816)                 -               -
   (Income) loss from discontinued operations                                        1,221               (171)            169
   Gain on disposal of assets of discontinued operations                               (23)                 -               -
   Depreciation and amortization                                                     2,271              1,559             418
   Provision for doubtful accounts                                                   1,117              1,315             174
   Capital contribution equal to current income taxes of S Corporations                  -                  -             (65)
   Deferred income tax (expense) benefit                                               (35)              (752)             77
   Changes in operating assets and liabilities
     (Increase) decrease in -
        Accounts receivable                                                         (2,005)            (4,235)            993
        Prepaid expenses and other current assets                                     (415)              (477)          3,362
        Other assets                                                                  (303)               513             203
     Increase (decrease) in -
        Accounts payable, accrued liabilities and income taxes payable               1,359             (1,518)         (1,211)
        Other long-term liabilities                                                   (236)               736             (33)
                                                                                -------------------  --------------  -------------
           Net cash provided by (used in) operating activities of
               continuing operations                                                 2,572             (3,684)          3,955
                                                                                -------------------  --------------  -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                 (1,191)            (1,279)           (353)
  Proceeds from sales of equipment and leasehold improvements                          112                 66               -
  Proceeds from sale of assets of discontinued operations                              125                  -               -
  Purchases of businesses, net of cash acquired                                          -             (1,176)           (651)
  Other, net                                                                             -                  -             (26)
                                                                                -------------------  --------------  -------------

           Net cash used in investing activities                                      (954)            (2,389)         (1,030)
                                                                                -------------------  --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Short-term borrowings, net                                                            160              4,397             550
 Proceeds from 8% Subordinated Convertible Debentures                                    -                  -           2,000
 Proceeds from long-term debt                                                            -                113             513
 Repayments of long-term debt                                                       (1,393)            (3,077)         (1,411)
 Issuance of Common Stock, net of offering costs                                         -                  -          33,151
 Cash acquired through acquisition of Founding Companies                                 -                  -           1,172
 Distributions to stockholders                                                           -                  -            (949)
 Distributions to Founding Companies' Stockholders                                       -                  -         (29,604)
 Deferred financing costs                                                             (125)              (152)              -
 Repurchase of Common Stock                                                              -                  -              (1)
                                                                                -------------------  --------------  -------------
           Net cash (used in) provided by financing activities                      (1,358)             1,281           5,421
                                                                                -------------------  --------------  -------------

CASH USED BY DISCONTINUED OPERATIONS                                                  (205)              (611)         (1,188)
                                                                                -------------------  --------------  -------------


           Net increase (decrease) in cash and cash equivalents                         55             (5,403)          7,158
CASH AND CASH EQUIVALENTS, beginning of year                                         1,757              7,160               2
                                                                                ===================  ==============  =============
CASH AND CASH EQUIVALENTS, end of year                                              $1,812             $1,757          $7,160
                                                                                ===================  ==============  =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)     ORGANIZATION AND BUSINESS:

Consolidated Delivery & Logistics, Inc. ("CD&L") was founded in June 1994. In November 1995, simultaneously with the closing of CD&L's initial public offering (the "Offering") separate wholly-owned subsidiaries of CD&L merged (the "Merger") with each of the eleven acquired businesses. Consideration for the acquisition of these businesses consisted of a combination of cash and common stock of CD&L, par value $0.001 per share. The assets and liabilities of the acquired businesses at September 30, 1995 were recorded by CD&L at their historical amounts.

Consolidated Delivery & Logistics, Inc. and Subsidiaries (the "Company") provides an extensive network of same-day ground and air delivery services to a wide range of commercial, industrial and retail customers. The Company's ground delivery operations currently are concentrated on the East Coast, with a strategic presence in the Midwest and on the West Coast. The Company's air delivery services are provided throughout the United States and to major cities around the world.

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

Cash and Cash Equivalents -

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Included in cash and cash equivalents is cash restricted for a national marketing and advertising program for the Company's sales agency agreements (see Note 12).

Equipment and Leasehold Improvements -

Equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets subject to capital leases are amortized over the shorter of the terms of the leases or lives of the assets.

Deferred Financing Costs -

The costs incurred for obtaining financing, including all related legal and accounting fees are included in other assets in the accompanying consolidated balance sheets and are amortized over the life of the related financing (2 years).


Intangible Assets -

Intangible assets consist of goodwill, customer lists, and noncompete agreements. Goodwill represents the excess of the purchase price over the fair value of assets of businesses acquired and is amortized on a straight-line basis over 25 years. Customer lists and noncompete agreements are amortized over the estimated period to be benefited, generally from 3 to 5 years.

Revenue Recognition -

Revenue is recognized when the shipment is completed, or when services are rendered to customers, and expenses are recognized as incurred. Certain customers pay in advance, giving rise to deferred revenue.

Income Taxes -

The Company accounts for income taxes utilizing the liability approach. Deferred income taxes are provided for differences in the recognition of assets and liabilities for tax and financial reporting purposes. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes, various accruals and reserves being deductible for tax purposes in future periods and certain acquired businesses reporting on the cash basis for income tax purposes prior to the Merger.

Long-Lived Assets -

The Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The measurement of impairment losses to be recognized is based on the difference between the fair values and the carrying amounts of the assets. Impairment would be recognized in operating results if a diminution in value occurred. The Company does not believe that any such changes have occurred.

Fair Value of Financial Instruments -

Due to the short maturities of the Company's cash, receivables and payables, the carrying value of these financial instruments approximates their fair values. The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt with similar remaining maturities. The Company believes that the carrying value of its debt estimates the fair value of such debt instruments.

Stock Based Compensation -

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("Opinion 25"). The Company has elected to continue to account for employee stock-based compensation under Opinion 25 and provide the required pro forma disclosures as if the fair value based method of accounting under SFAS 123 had been applied. (see Note 14).


Segment Reporting -

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that management organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure
- any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current accounting standards. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and early adoption is encouraged. However, SFAS 131 need not be applied to interim statements in the initial year of application. SFAS 131 requires restatement of all prior period information reported. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 131 on the Company's financial statements.

Income (Loss) Per Share -

The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which establishes standards for the method of computation, presentation and disclosure for earnings per share ("EPS"). SFAS 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It requires the presentation of two EPS amounts, basic and diluted, on the face of the income statement for all entities with complex capital structures and the restatement of all prior period EPS calculations presented. Previously reported EPS amounts were not affected by the adoption of this new standard. Basic earnings per share represents net income (loss) divided by the weighted average shares outstanding. Diluted earnings per share represents net income (loss) divided by weighted average shares outstanding adjusted for the incremental dilution of common stock equivalents. There were no differences between basic and diluted EPS for 1997, 1996 and 1995 since the conversion of the debentures into 180,995 shares of common stock (see Note 9) and conversion of the stock options (see Note 14) were antidilutive for 1996 and 1995 and the dilutive amount of options for 1997 was not significant.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                          1997                1996                 1995
                                                      -------------       -------------        -------------

Basic weighted average common
  shares oustanding                                     6,672,284           6,677,546            2,059,894
Effect of dilutive securities:
  Stock options                                             2,656                   -                    -
                                                      -------------       -------------        -------------

Diluted weighted average common
  shares outstanding                                    6,674,940           6,677,546            2,059,894
                                                      =============       =============        =============



Options to purchase 579,795, 475,295 and 37,445 shares of common stock in 1997, 1996 and 1995, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

Reclassifications -

Certain reclassifications have been made to the prior years' consolidated financial statements in order to conform to the 1997 presentation.



(3)      BUSINESS COMBINATIONS:

During 1996, the Company acquired certain businesses in transactions accounted for as purchases. The total consideration paid in these transactions is contingent upon future activity and is estimated to aggregate $3.3 million, which consists of $2.2 million in cash, 75,312 shares of Common Stock at $8 per share and 90,909 shares of Common Stock at $5.50 per share. The Company also assumed approximately $185,000 of debt due to the former owners of one of the acquired businesses and their relatives. Of this amount $3.1 million has been assigned to the excess of purchase price over net assets of businesses acquired (goodwill) and other intangible assets. The purchase price was subsequently reduced by approximately $357,000 during 1997 due to actual revenue not reaching projected revenue as stipulated in the purchase agreements. Accordingly, goodwill and seller financed debt were reduced by this amount to reflect the reduction in the purchase price. Final determinations of the individual acquisition costs will be made by April 2000.

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

(4)      DISCONTINUED OPERATIONS:

In October 1997, the Company announced its intention to pursue a plan to dispose of its fulfillment and direct mail business. On December 31, 1997, the Company entered into an agreement providing for the sale of certain assets of its fulfillment and direct mail business. The purchase price for the assets was $850,000 and is comprised of $125,000 in cash with the remainder in the form of a promissory note (the "Note Receivable"). The Note Receivable will bear interest at the rate of 6% per annum, with interest only in monthly installments during 1998. Commencing February 1, 1999 the Note Receivable will be paid in equal monthly installments of $14,016 including principal and interest through January 1, 2004. The Note Receivable which totals $725,000 and is included in security deposits and other assets in the accompanying consolidated balance sheet as of December 31, 1997 and is collateralized by a security interest in the purchaser's accounts receivable, equipment and general intangibles. The security interest is subordinate to the interest of the purchaser's majority shareholder.

Accordingly, the financial position, operating results and the gain on the disposition of the Company's fulfillment and direct mail business have been segregated from continuing operations and reclassified as a discontinued operation in the accompanying consolidated financial statements.


Results from the discontinued fulfillment and direct mail business were as follows (in thousands) -

                                                                For the Years Ended December 31,
                                                         1997                 1996                1995
                                                      ------------        -------------        ------------

Revenue                                                  $5,937               $7,959              $1,714
                                                      ============        =============        ============

Income (loss) from discontinued
  operations, net of income tax provision
  (benefit) of ($811), $114 and ($112) in
  1997, 1996 and 1995                                   ($1,221)                $171               ($169)
                                                      ============        =============        ============

Gain on disposal of assets, net of
  income tax provision of $15 in 1997                       $23               $    -               $   -
                                                      ============        =============        ============

The net assets (liabilities) of discontinued operations are comprised of the following (in thousands) -

                                                                         December 31,
                                                          --------------------------------------------

                                                                 1997                      1996
                                                          -------------------        -----------------

Current assets                                                     $3,829                   $4,124
Current liabilities                                                (3,881)                  (2,859)
                                                          -------------------        -----------------

  Net current assets (liabilities)                                    (52)                   1,265
Equipment and leasehold improvements                                   10                      459
Other non-current assets                                                -                       77
                                                          -------------------        -----------------

Net assets (liabilities) of discontinued
  operations                                                         ($42)                  $1,801
                                                          ===================        =================




(5)      PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following (in thousands) -

                                                                                      December 31,
                                                                      ---------------------------------------------
                                                                             1997                      1996
                                                                      --------------------       ------------------
  Other receivables                                                           $580                       $326
  Prepaid supplies and equipment deposits                                      564                         78
  Prepaid insurance                                                            227                        282
  Prepaid shipping charges                                                      86                         96
  Other                                                                        328                        502
                                                                      --------------------       ------------------

                                                                            $1,785                     $1,284
                                                                      ====================       ==================

(6)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following (in thousands) -

                                                                                              December 31,
                                                                                    --------------------------------
                                                                    Useful Lives          1997             1996
                                                                    ------------    ---------------   --------------
  Transportation and warehouse equipment                             3-7 years             $6,603            $4,995
  Office equipment                                                   3-7 years              4,443             5,107
  Other equipment                                                    5-7 years                811               729
  Leasehold improvements                                            Lease period            1,180             1,309
                                                                                    ---------------   --------------
                                                                                           13,037            12,140
  Less - accumulated depreciation and amortization                                         (7,370)           (8,283)
                                                                                    ---------------   --------------
                                                                                           $5,667            $3,857
                                                                                    ===============   ==============

Leased equipment under capitalized leases (included above) consists of the following  (in thousands) -

                                                                                              December 31,
                                                                                    --------------------------------
                                                                                           1997             1996
                                                                                    ----------------  --------------
  Equipment                                                                                $3,521              $952
  Less - accumulated amortization                                                            (909)             (347)
                                                                                    ----------------  --------------

                                                                                           $2,612              $605
                                                                                    ================  ==============

The Company incurred a capital lease obligation of $2.5 million during 1997 in connection with an agreement to lease 175 delivery vehicles.

(7)      INTANGIBLE ASSETS:

Intangible assets (see Note 3) consist of the following (in thousands) -

                                                                                               December 31,
                                                                                     -------------------------------
                                                                                           1997            1996
                                                                                     ---------------  --------------
 Goodwill                                                                                  $2,992           $3,616
 Noncompete agreements                                                                        336              336
 Customer lists                                                                               242              167
 Other                                                                                        118              165
                                                                                      ---------------  --------------
                                                                                            3,688            4,284
 Less - accumulated amortization                                                             (590)            (440)
                                                                                      ---------------  --------------
                                                                                           $3,098           $3,844
                                                                                      ===============  ==============

(8)   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following  (in thousands) -

                                                                                                 December 31,
                                                                                      -------------------------------
                                                                                             1997            1996
                                                                                      ---------------  --------------
 Payroll and related expenses                                                               $3,088           $2,738
 Third party delivery costs                                                                  1,525              605
 Insurance                                                                                     274              816
 Professional fees                                                                             367              413
 Rent                                                                                          151              371
 Other                                                                                         887              606
                                                                                      ---------------  --------------

                                                                                            $6,292           $5,549
                                                                                      ===============  ==============


(9)      SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings -

At December 31, 1997 and 1996, the Company had line of credit agreements for $15 million and $10 million, respectively. The Company's outstanding borrowings on such lines of credit were approximately $7.4 million at December 31, 1997 and $7.2 million at December 31, 1996.

In July 1997, the Company entered into a two-year agreement with First Union Commercial Corporation ("First Union") to establish a revolving credit facility (the "First Union Agreement"). The proceeds of the credit facility were used to repay borrowings under the credit agreement with Summit Bank and Mellon Bank N.A. (See below). Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15 million and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment and leasehold improvements and general intangibles of the Company and its subsidiaries. The First Union Agreement provides for fixed rate and variable rate loans. Interest rates on fixed rate borrowings are based on LIBOR, which was 5.81% at December 31, 1997, plus 1.5% to 2%. Variable rate borrowings are based on First Union's prime lending rate, which was 8.5% at December 31, 1997, minus .25% to plus .25%. Based on eligible accounts receivable at December 31, 1997, $3.9 million of the facility was available for future borrowing.

Under the terms of the First Union Agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions. The First Union Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At December 31, 1997 the Company was in compliance with all loan covenants. Borrowings under the line of credit facility averaged approximately $7.7 million with an average interest rate of 9.9% for the year ended December 31, 1997. Maximum borrowings were $9.6 million for the same period.

In May 1996, the Company entered into a credit agreement (the"Credit Agreement") with Summit Bank and Mellon Bank N.A. (the "Banks") to establish a revolving credit facility. The line of credit was secured by substantially all assets of the Company and provided for fixed rate and variable rate loans. Interest rates on fixed rate borrowings were based on the London Inter-bank Offered Rate (the "LIBOR") and variable rate borrowings were based on margins over the Banks' lending rates. The line of credit was repaid in July 1997. In 1997, average borrowings under this line of credit were approximately $8.1 million with an average interest rate of 9.4%. Maximum borrowings for 1997 were approximately $8.3 million. Borrowings under the line of credit averaged approximately $6.6 million with an average interest rate of 8.23% for the year ended December 31, 1996. Maximum borrowings were $7.3 million for the year ended December 31, 1996.

In 1996, the Company also had several available lines of credit which bore interest at rates ranging from prime plus 0.75% to prime plus 1.5%. These lines of credit were collateralized by certain subsidiaries' accounts receivable and guaranteed by certain stockholders. In 1996, average borrowings under these lines of credit were approximately $2.5 million with an average interest rate of 8.2%. Maximum borrowings for 1996 were approximately $2.9 million. These lines of credit were repaid during 1996.

Long-Term Debt -

Long-term debt consists of the following (in thousands) -

                                                                                             December 31,
                                                                                     -------------------------
                                                                                         1997         1996
                                                                                     -----------  ------------
 8% Subordinated Convertible Debentures (a)                                              $2,000        $2,000
 Capital lease obligations due through October 2000 with interest at rates
   ranging from 5.3% to 15.2% and secured by the related property.                        2,631           476
 Seller-financed debt on acquisitions, payable in annual and quarterly installments through April 1998 and monthly payments based on collected
   revenues through September 2000 with interest imputed at the rate of 9%.                 611         1,348
 Various equipment and vehicle notes payable to banks and finance companies due through January 2000 with interest ranging from 8.0% to 12.5% and secured by
   various assets of certain subsidiaries.                                                  133           501
 Debt due to former owners, their relatives, and employees of a business acquired by the Company in 1996, with quarterly principal and interest
   payments through September 2001 together with interest at a rate of 8%.                  145           185
 Other                                                                                        -            57
                                                                                     -----------  ------------
                                                                                          5,520         4,567
 Less - Current maturities                                                                3,280         1,152
                                                                                     -----------  ------------
                                                                                         $2,240        $3,415
                                                                                     ===========  ============


(a) In September 1995, the Company issued $2 million in the aggregate principal amount of its 8% Subordinated Convertible Debentures (the "Debentures"). The Debentures mature on August 21, 2000. Interest on the Debentures accrues at the rate of 8% per annum and is payable quarterly. The Debentures are redeemable at the option of the Company, in whole or in part, without premium or penalty at any time on or after August 18, 1998, at their face amount plus accrued and unpaid interest, if any, to the date of redemption. The Debentures are redeemable at the option of the holder, in whole but not in part, without premium or penalty, at any time after August 21, 1998. Accordingly, the Company has included the Debentures totaling $2 million in current maturities of long-term debt at December 31, 1997. The Debentures are convertible into 180,995 shares of Common Stock at the option of the holder through August 20, 2000.

The aggregate annual principal maturities of debt (excluding capital lease obligations) as of December 31, 1997 are as follows (in thousands) -

1998                                                                                                  $2,354
1999                                                                                                     258
2000                                                                                                     196
2001                                                                                                      81
                                                                                              -----------------

  Total                                                                                               $2,889
                                                                                              =================

The  Company  leases  certain  transportation   equipment  under  capital  lease
agreements which expire at various dates. At December 31, 1997, minimum annual payments under capital leases, including interest, are as follows
(in thousands) -

1998                                                                                                 $1,096
1999                                                                                                  1,075
2000                                                                                                    733
                                                                                               ---------------

  Total minimum payments                                                                              2,904
Less - Amounts representing interest                                                                   (273)
                                                                                               ---------------
  Net minimum payments                                                                                2,631
Less - Current portion of obligations under capital leases                                             (926)
                                                                                               ---------------

  Long-term portion of obligations under capital leases                                              $1,705
                                                                                               ===============


(10)     EMPLOYEE BENEFIT PLANS:

Several subsidiaries had defined contribution plans, which allowed for voluntary pretax contributions by the employees. The subsidiaries paid all general and administrative expenses of the plans and in some cases made matching contributions on behalf of the employees. The Company adopted a 401(k) retirement plan during 1996 and merged all of the subsidiary plans into the newly adopted plan. Substantially all employees are eligible to participate in the plan and are permitted to contribute between 1% and 20% of their annual salary. The Company has the right to make discretionary contributions which will be allocated to each eligible participant. The Company did not make discretionary contributions for the years ended December 31, 1997 and 1996.

(11)     INCOME TAXES:

Federal and state income tax  provision  (benefit)  for the years ended  December  31,  1997,  1996 and 1995 are as follows (in thousands) -

                                                                    1997                1996               1995
                                                              ---------------     ---------------   -----------------

Federal-
 Current                                                             $723               ($60)              $511
 Deferred                                                             (35)              (752)                77
State                                                                 200               (146)               106
                                                              ---------------     ---------------   -----------------

                                                                     $888              ($958)              $694
                                                              ===============     ===============   =================

The differences in Federal income taxes provided and the amounts determined by applying the Federal statutory tax rate (34%) to income (loss) from continuing operations before income taxes for the years ended December 31, 1997, 1996 and 1995, result from the following (in thousands) -

                                                                    1997                1996               1995
                                                              ----------------    ----------------  ------------------


Tax at statutory rate                                               $865               $(616)               $227
Add (deduct) the effect of-
 State income taxes                                                  132                 (96)                 70
 Nondeductible expenses and other, net                              (109)                 65                  27
 Provision for potential tax matters                                   -                   -                 400
 Reduction of estimated taxes provided in the prior
  year                                                                 -                (311)                  -
 Other                                                                 -                   -                 (30)
                                                             ----------------    ----------------  ------------------

                                                                    $888               ($958)               $694
                                                             ================    ================  ==================

The acquired businesses filed "short-period" Federal tax returns through November 30, 1995. In connection with such filings the Company provided $400,000 during 1995 to cover any potential exposures related to the filings, which was subsequently reduced by $311,000 in 1996.

The components of deferred income tax assets and liabilities, are as follows (in thousands) -

                                                                          December 31,
                                                                 -----------------------------------
                                                                      1997                1996
                                                                 ----------------    ---------------
Current deferred income tax asset -
 Allowance for doubtful accounts                                          $633                $690
 Reserves and other, net                                                   574                 356
                                                                 ----------------    ---------------

   Total deferred income tax asset                                      $1,207              $1,046
                                                                 ================    ===============

Non-current deferred income tax liability -
 Cash to accrual differences, net                                        ($176)              ($369)
 Accumulated depreciation and amortization                                (320)               (161)
 Other                                                                    (554)               (497)
                                                                 ----------------    ---------------

   Total deferred income tax liability                                 ($1,050)            ($1,027)
                                                                 ================    ===============



(12)     COMMITMENTS AND CONTINGENCIES:

 Operating Leases -

The Company leases its office and warehouse facilities under noncancellable operating leases, which expire at various times through January 2007. The approximate minimum rental commitments of the Company, under existing agreements as of December 31, 1997, are as follows (in thousands) -

1998                                                                                         $3,094
1999                                                                                          2,502
2000                                                                                          2,033
2001                                                                                          1,600
2002                                                                                            707
Thereafter                                                                                    2,019

Rent expense related to operating leases amounted to approximately $3.5 million, $3.8 million and $1.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. In connection with the sale of the assets of Logistics (see
Note 5), the Company guaranteed the warehouse lease obligation covering Logistic's principal place of business (the "Facility Lease") for one year commencing January 1, 1998. The purchaser's majority shareholder has personally guaranteed the Facility Lease in favor of the Company for six months commencing January 1, 1998. The Company's maximum exposure as guarantor is approximately $396,000 at December 31, 1997.

Litigation -

On March 19, 1997, a purported class action complaint, captioned Gapszewicz v. Consolidated Delivery & Logistics, Inc., et al. (97 Civ. 1939), was filed in the United States District Court for the Southern District of New York (the "Court") against the Company, certain of the Company's present and former executive officers, and the co-managing underwriters of the Company's initial public offering (the "Offering"). The gravamen of the complaint is that the Company's registration statement for the Offering contained misstatements and omissions of material fact in violation of the federal securities laws and that the Company's financial statements included in the registration statement were false and misleading and did not fairly reflect the Company's true financial condition. The complaint seeks the certification of a class consisting of purchasers of the Company's Common Stock from November 21, 1995 through February 27, 1997, rescission of the Offering, attorneys' fees and other damages. In April 1997, five other complaints containing allegations identical to the Gapszewicz complaint were filed in the same federal court against the Company. On May 27, 1997, these six complaints were consolidated into a single action entitled "In re Consolidated Delivery & Logistics, Inc. Securities Litigation". On July 16, 1997, the Company and the underwriter defendants filed a motion to dismiss the complaint. In response, the plaintiffs filed an amended complaint on October 20, 1997. A motion to dismiss the amended complaint was filed by the Company and the underwriter defendants on December 15, 1997. No ruling on the Company's motion has been rendered by the Court. The Company believes the allegations contained in the amended complaint are without merit and intends to continue to vigorously defend the action.

The Company and its subsidiaries are from time to time, parties to litigation arising in the normal course of their business, most of which involves claims for personal injury and property damage incurred in connection with their operations. Management believes that none of these actions, including the above action, will have a material adverse effect on the financial position or results of operations of the Company and its subsidiaries.

Sales Agency Agreements -

The  Company  has  entered  into  sales  agency   agreements  with   independent
contractors with varying terms to perform courier services on behalf of the Company. The independent contractors provide marketing and sales services and the Company provides the resources to perform courier services. In connection with these transactions the Company retains from the independent contractors a fee for services rendered of approximately 10% of revenues. The profit on these sales net of the Company's fees for its services are remitted back to the independent contractors as payment for marketing and sales services rendered. Sales agency charges totaled $4.7 million, $3.8 million and $1 million in 1997, 1996 and 1995, respectively.


(13)     STOCKHOLDERS' EQUITY:

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

1995 Stock Option Plan for Independent Directors -

In September 1995, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1995 Stock Option Plan for Independent Directors (the "Director Plan"). The Director Plan authorizes the granting of non-qualified stock options to non-employee directors of the Company. The Company has reserved 100,000 shares of Common Stock for issuance in connection with the Director Plan. The Director Plan is administered by a committee of the Board of Directors (the "Committee"), none of whom will be eligible to participate in the Director Plan. The Director Plan provided for an initial grant of an option to purchase 1,500 shares of Common Stock upon election as a director of the Company, a second option to purchase 1,000 shares of Common Stock upon the one-year anniversary of such director's election and subsequent annual options for 500 shares of Common Stock upon the anniversary of each year of service as a director. In August 1997, the Board of Directors approved amendments to the Director Plan. The amendments replace the annual stock option grants of the original plan with grants of 1,250 shares of stock options on the first trading day of each fiscal quarter commencing on October 1, 1997. The amendments to the Director Plan are subject to shareholder approval at the next annual meeting and accordingly the 5,000 options granted during 1997 under the amended plan will be void if shareholder approval is not obtained.

Information regarding the Company's stock option plans is summarized below:


                                                                                               Weighted
                                                                        Number                 Average
                                                                          Of                   Exercise
                                                                        Shares                  Price
                                                                   -----------------       -----------------
     Shares under option:
       Outstanding at January 1, 1995                                           -

         Granted                                                          395,000                $13.00
         Exercised                                                              -                     -
         Canceled                                                               -                     -
                                                                   -----------------

       Outstanding at December 31, 1995                                   395,000                $13.00

         Granted                                                          219,706 (1)             $8.86
         Exercised                                                              -                     -
         Canceled                                                         (52,138)               $13.00
                                                                   -----------------

       Outstanding at  December 31, 1996                                  562,568                $11.36

         Granted                                                          444,928                 $3.85
         Exercised                                                              -                     -
         Canceled                                                         (99,373)               $10.15
                                                                   -----------------

       Outstanding at  December 31, 1997                                  908,123                 $7.80
                                                                   =================

     Options exercisable at:
       December 31, 1995                                                        -                    -
                                                                   =================       =================

       December 31, 1996                                                  131,037                $11.94
                                                                   =================       =================

       December 31, 1997                                                  576,592                 $7.33
                                                                   =================       =================


(1) Includes 100,179 grants approved by the Compensation Committee of the Board of Directors in January 1996 that were priced effective as of the date of the Mergers (November 27, 1995).

At December 31, 1997, options available for grant under the Employee Stock Compensation Plan and the Director Plan total 501,877 and 90,000, respectively.

The following summarizes information about option groups outstanding and exercisable at December 31, 1997:

                                      Outstanding Options                               Exercisable Options
                     -------------------------------------------------------    -------------------------------------
                                              Number                                                      Number
                        Outstanding           Weighted           Weighted          Exercisable           Weighted
    Range of               as of               Average           Average              as of               Average
    Exercise           December 31,           Remaining          Exercise          December 31,          Exercise
     Prices                1997                 Life              Price                1997                Price
-----------------    ------------------    ----------------    -------------    -------------------    --------------

    $2.31 -
        $4.75                364,492              9.73               $3.03            225,712               $3.09
    $4.88 -
       $7.88                 160,161              9.25               $6.24            153,263               $6.25
  $13.00                     383,470              7.91              $13.00            197,617              $13.00
-----------------    ------------------    ----------------    -------------    -------------------    --------------


The Company adopted the provisions of SFAS 123 and has chosen to continue to account for stock-based compensation using the intrinsic value method.
Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income (loss) and earnings (loss) per share is required, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995.

                                                          1997                1996               1995
                                                     ---------------     ---------------   -----------------

Weighted average fair value                                $1.50                $3.06             $6.39
Risk-free interest rate                                     5.60%                6.50%             6.50%
Volatility factor                                             55%                  37%               37%
Expected life                                            5 years              7 years          10 years
Dividend Yield                                              None                 None               None
                                                     ---------------     ---------------   -----------------




The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and income (loss) per share were as follows (in thousands except per share data):

                                                                  1997                1996               1995
                                                            ---------------     ---------------   -----------------

Net income (loss) - as reported                                     $459                 ($683)            ($195)
Net income (loss) - pro forma                                       (295)               (1,399)             (283)
Basic and Diluted:
 Income (loss) per share - as reported                               .07                 (.10)             (.10)
 Income (loss) per share - pro forma                                (.04)                (.21)             (.14)
                                                            ---------------     ---------------   -----------------


(15)     RELATED PARTY TRANSACTIONS:

Leasing Transactions -

Certain subsidiaries of the Company paid approximately $905,000, $851,000 and $217,000 for the years ended December 31, 1997, 1996 and 1995, respectively, in rent to certain directors, stockholders or Companies owned and controlled by directors or stockholders of the Company. Rent is paid for office, warehouse facilities and transportation equipment.

Administrative Fees and Other -

The Company incurred sales commissions and consulting fees of $1.3 million in 1997, $1.1 million in 1996 and $229,000 in 1995 to companies affiliated through common ownership with directors or stockholders of the Company or to former employees of the Company or its subsidiaries. As of December 31, 1997 and 1996, accrued expenses and other current liabilities included approximately $274,000 and $191,000, respectively, of accrued sales commissions due to related parties. See Note 17 for restructuring charges that pertain to related parties.

In connection with the Merger discussed in Note 1, stockholders of the acquired businesses entered into five-year covenants-not-to-compete agreements with the Company. Additionally, certain of the stockholders received employment contracts.

(16)     SALE OF SUBSIDIARY:

On January 31, 1997 the Company sold the stock of Distribution Solutions International, Inc. (DSI), a subsidiary involved in contract logistics, to its former owner and president in exchange for 137,239 shares of the Company's common stock, valued at approximately $4.38 per share (the closing price of the Company's common stock on the sale date.) In connection with the sale, the Company recorded a gain of approximately $816,000 before applicable federal and state income taxes. Revenue included in the accompanying consolidated financial statements from the operation were approximately $400,000, $4.6 million and $1.9 million for the month of January 1997 and the years ended December 31, 1996 and December 31, 1995, respectively. Operating losses were approximately $20,000, $650,000 and $157,000 for the month of January 1997 and the years ended December 31, 1996 and December 31, 1995, respectively.

(17)   RESTRUCTURING CHARGE:

During the fourth quarter of 1996, the Company recognized the impact of several non-recurring charges totaling $1.4 million ($0.12 per share). The restructuring charge included salary and contract settlements, abandonment of operating leases and other costs associated with management headcount reduction and other consolidation issues. At December 31, 1997, $339,000 was included in accrued expenses and $344,000 was included in other liabilities, of which $275,000 and $344,000, respectively, were payable to a former director and stockholder of the Company or its subsidiaries. At December 31, 1996, $602,000 was included in accrued expenses and $781,000 was included in other liabilities, of which $275,000 and $619,000, respectively, were payable to a former director and stockholder of the Company or its subsidiaries.

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest and income taxes for the years ended December 31, 1997, 1996 and 1995 was as follows (in thousands) -

                                                                      1997              1996            1995
                                                              -----------------   --------------  --------------

Interest                                                             $1,024                $831            $177
Income taxes                                                            245                 878             383
                                                               ----------------   --------------  --------------

Supplemental schedule of noncash financing activities for the years ended December 31, 1997, 1996 and 1995 was as follows (in thousands) -

                                                                      1997              1996            1995
                                                              -----------------   --------------  --------------

 Capital lease obligations incurred                                  $2,700                $202            $238
 Seller financed debt related to purchase of businesses                  50               1,929              52
 Issuances of common stock in connection with purchases
  of businesses                                                          25               1,102               -
 Adjustment of purchase price for businesses
  previously acquired                                                   357                   -               -
 Note receivable issued in connection with disposal of
  assets of discontinued operations                                     725                   -               -
                                                               -----------------   --------------  --------------



(19)   SUBSEQUENT EVENT:

During February 1998, the Board of Directors approved, subject to shareholder approval, the Employee Stock Purchase Plan ("Employee Purchase Plan"), effective April 1, 1998. The Employee Purchase Plan permits eligible employees to purchase Company common stock at 85% of the closing market price on the last trading day prior to the commencement of the purchase period. It is intended to be an "employee stock purchase plan" within the meaning of Section 423(b) of the Internal Revenue Code of 1986.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures

         Not applicable.

III-2


                                                     PART III


Item 10.  Directors and Executive Officers of the Company

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1998 Annual Meeting of Stockholders, except for certain information relating to the Company's executive officers which is provided below.

Executive Officers

       The following table sets forth certain information as of February 5, 1998 concerning each of the Company's executive officers:



  Name                   Age                       Position

Albert W. Van Ness, Jr.   55     Chairman of the Board, Chief Executive Officer
                                   and Director
William T. Brannan        49     President, Chief Operating Officer and Director
Joseph G. Wojak           60     Executive Vice President, Chief Financial
                                   Officer, Treasurer and Secretary
Joseph J. Leonhard        46     Vice President - Controller
Mark Carlesimo            44     General Counsel
Michael Brooks            43     Southeast Region Manager
Randy Catlin              51     Air Division Manager
Robert Wyatt              39     Northeast Region Manager




 .........Albert  W. Van Ness, Jr. has served as the Chairman of the Board, Chief
Executive Officer and Director of the Company since February 1997. He remains a Managing Partner of Club Quarters, LLC, a hotel development and management company, since October 1992. From June 1990 until October 1992, Mr. Van Ness served as Director of Managing People Productivity, a consulting firm. Prior thereto, from 1982 until June 1990, Mr. Van Ness held various executive offices with Cunard Line Limited, a passenger ship and luxury hotel company, including Executive Vice President and Chief Operating Officer of the Cunard Leisure Division and Managing Director and President of the Hotels and Resorts Division. Prior thereto, Mr. Van Ness served as the President of Seatrain Intermodal Services, Inc., a cargo shipping company.

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

 .........Mark  Carlesimo has been General Counsel of the Company since September
1997. From July 1983 until September 1997, Mr. Carlesimo served as Vice President of Legal Affairs of Cunard Line Limited.

 .........Michael  Brooks has served as Director of the  Company  since  December
1995, as Southeast Region Manager since August 1996 and as President of Silver Star Express, Inc., a subsidiary of the Company, since November 1995. Prior to the merger of Silver Star Express, Inc. into the Company, Mr. Brooks was President of Siver Star Express, Inc. since 1988. Mr. Brooks has 24 years of experience in the same-day ground and distribution industries. In addition, Mr. Brooks is currently a Director of the Express Carriers Association, an associate member of the National Small Shipment Traffic Conference and an affiliate of the American Transportation Association.

 .........Randy  Catlin has served as Air Division  Manager of the Company and as
Chief Executive Officer of SureWay Worldwide, a subsidiary of the Company, since March 1997. From 1984 until 1997, Mr. Catlin was Vice-Chairman of SureWay Worldwide, formerly known as Sureway Air Traffic Corporation. Mr. Catlin has 31 years of experience in the air courier industry. In addition, Mr. Catlin is currently Chairman of the annual conference of the Air Courier Conference of
America,   and  has  served   previously   as  President  and  Director  of  the
organization.

 .........Robert Wyatt has been the Northeast Region Manager since November 1997,
Manhattan Region Manager since August 1996 and President of Olympic Courier Systems, Inc. a subsidary of the Company since November 1995. From December 1995 until November 1997, Mr. Wyatt served as Director of the Company. Prior thereto, Mr. Wyatt was co-founder and President of certain of the companies comprising Orbit/Lightspeed Courier Systems, Inc. ("Orbit/Lightspeed"), a former subsidiary of the Company which has been merged into Olympic. Mr. Wyatt has 14 years of experience in the same-day delivery industry. He currently serves on the Board of Directors of the Messenger Courier Association of the Americas. Mr. Wyatt has also served as the President of the New York State Messenger and Courier Association.

Item 11.  Executive Compensation

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1998 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1998 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1998 Annual Meeting of Stockholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1)  Financial Statements

       See Item 8. Financial Statements and Supplementary Data.

(a)(2)  Financial Statement Schedules

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                                                                       Page
CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES:
 Schedule II - Consolidated Valuation and Qualifying Accounts -
  For the years ended December 31, 1997, 1996, and 1995.................S-1

         All other schedules called for by Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.


(a)(3)  Exhibits

         The Exhibits listed in (c) below are filed herewith.


(b)  Reports on Form 8-K

         Report on Form 8-K filed on January 15, 1998  concerning  the Company's
         sale  of  certain  assets  of  Sureway   Logistics   Corporation,   its
         subisidiary, to Mimatar Corporation.


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

        10.3 Employment Agreement, dated as of February 5, 1997, with Albert W. Van Ness, Jr.

        10.4 Loan and Security Agreement, dated July 14, 1997 By and Between First Union Commercial Corporation and Consolidated Delivery & Logistics, Inc. and Subsidiaries (filed as
                     Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and incorporated herein by reference).

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

        10.9 Amendment to Loan and Security Agreement, dated September 30, 1997 By and Between First Union Commercial Corporation and Consolidated Delivery & Logistics, Inc. and Subsidiaries (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 and incorporated herein by reference).

       10.10 Employment Agreement, dated as of September 15, 1995, with Michael Brooks (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

       10.11 Asset Purchase Agreement dated December 31, 1997 by and among Consolidated Delivery & Logistics, Inc., Mimatar Corporation and Sureway Logistics Corporation (filed as
                     Exhibit 10.1 to the Company's Report on Form 8-K filed on January 15, 1998 and incorporated herein by reference).

       10.12 Promissory Note dated December 31, 1997 by and between Mimatar Corporation and Sureway Logistics Corporation (filed as Exhibit 10.2 to the Company's Report on Form 8-K filed on January 15, 1998 and incorporated herein by reference).

       10.13 Consulting Agreement, dated July 27, 1997, by and between Clayton/National Courier Systems, Inc., and Labe Leibowitz.

       10.14 Amendment, dated December 23, 1997, to Employment Agreement, with Al Van Ness, Jr.

       10.15 Employment Agreement, dated as of September 15, 1995, with Robert Wyatt (filed as Exhibit 10.35 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

        11.1         Statement Regarding Computation of Net Income (Loss) Per
                     Share.

        21.1         List of subsidiaries of Consolidated Delivery & Logistics,
                     Inc.

        23.1         Consent of Independent Public Accountants

        25.1         Power of Attorney

        27.1         Financial Data Schedule (for electronic submission only)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.



                      By:    /s/ Albert W. Van Ness, Jr.
                             Albert W. Van Ness, Jr.,
                             Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.


      Signature                                   Capacity


  /s/ Albert W. Van Ness, Jr.    Chairman of the Board, Chief Executive Officer
  Albert W. Van Ness, Jr.          (Principal Executive Officer) and Director


 /s/ William T. Brannan          President, Chief Operating Officer and Director
 William T. Brannan


 /s/ Joseph G. Wojak             Executive Vice President, Chief Financial
 Joseph G. Wojak                    Officer (Principal Financial and Accounting
                                    Officer), and Secretary


 /s/ William T. Beaury           Director
 William T. Beaury



/s/ Michael Brooks               Director
 Michael Brooks


/s/ Jon F. Hanson                Director
 Jon F. Hanson


/s/ Labe Leibowitz               Director
 Labe Leibowitz


/s/ Marilu Marshall              Director
 Marilu Marshall



/s/ Kenneth W. Tunnell           Director
 Kenneth W. Tunnell


/s/ John S. Wehrle               Director
 John S. Wehrle












*By: ___/s/ Albert W. Van Ness, Jr.
         Albert W. Van Ness, Jr.,
         Attorney-in-Fact


                                                        S-1
                                                                                                        Schedule II

                             CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                  (in thousands)



                                       Balance             Charged                                             Balance
                                          at              to Costs                                              at End
                                       Beginning             and           Write-offs          Other              of
         Description                   of Period          Expenses             (a)              (b)             Period
-----------------------------     ---------------     --------------    --------------    -------------   --------------
For the year ended
   December 31, 1997 -
   Allowance for doubtful
   accounts                             $1,598             $1,117           ($1,282)             $-             $1,433
                                    ===============     ==============    ==============    =============    =============

For the year ended
   December 31, 1996 -
   Allowance for doubtful
   accounts                             $1,249             $1,315            ($966)              $-             $1,598
                                    ===============     ==============    ==============    =============    =============

For the year ended
   December 31, 1995 -
   Allowance for doubtful
   accounts                               $-                $174              ($54)            $1,129           $1,249
                                    ===============     ==============    ==============    =============    =============


(a)      Represents write-offs net of recoveries.
(b)      Represents the addition of the Founding Companies.


        The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                 INDEX TO EXHIBITS

    Exhibits                                                                                              Page

     10.13     Consulting  Agreement,  dated  July 27,  1997,  by and  between  Clayton/National  Courier
               Systems, Inc., and Labe Leibowitz.                                                            2

     10.14     Amendment, dated December 23, 1997, to Employment Agreement, with Al Van Ness, Jr.
                                                                                                             6

      11.1     Statement Regarding Computation of Net Income (Loss) Per Share                                7

      21.1     List of Subsidiaries of Consolidated Delivery & Logistics, Inc.                               8

      23.1     Consent of Independent Public Accountants                                                     9

      25.1     Power of Attorney                                                                             10

      27.1     Financial Data Schedule (for electronic submission only)                                      11

Exhibit 10.13

                       CONSULTING AGREEMENT

                  CONSULTING AGREEMENT, dated as of July 21, 1997, by and between Clayton/National Courier Systems, Inc., a Missouri Corporation, (the "Company") and Labe Leibowitz (the "Consultant").

                              W I T N E S S E T H:

                  WHEREAS, Consolidated Delivery & Logistics, Inc. (the "Parent") has acquired a network of courier and transportation companies (the "Amalgamation"); and

                  WHEREAS the Company has been acquired by the Parent;  and

                  WHEREAS,   the  Consultant  has  performed  services  as  an
officer  to  the  Company  and  its predecessors in the past;

                  WHEREAS the Consultant's cooperation in connection with the effort to streamline and rationalize the operations of the Parent and the Company and to continue performing services for the Company is essential for the Company's long-term success; and

                  WHEREAS, the Consultant is willing to serve as a consultant to the Company and the Company desires to engage the Consultant in such capacity on the terms and conditions herein set forth;

                  NOW THEREFORE, in consideration of the mutual covenants herein contained, the parties hereto hereby agree as follows:

                  Section 1. Engagement as Consultant. (a) The Company agrees to engage the Consultant, and the Consultant agrees to be engaged by the Company, upon the terms and conditions hereinafter provided, for a period of three years, commencing on September 1, 1997 (the "Commencement Date") and, subject to earlier termination pursuant to Section 5 hereof, continuing until September 1, 2000 (the "Term").

                  (b) The Consultant hereby represents and warrants that he has the legal capacity to execute and perform this Agreement, that it is a valid and binding agreement enforceable against him according to its terms, and that its execution and performance by him does not violate the terms of any existing agreement or understanding to which the Consultant is a party. Further, Consultant acknowledges and agrees that he has been represented by counsel with respect to this Agreement.
                  Section 2. Position and Duties. (a) During the Term, the Consultant agrees to serve as a consultant to the Company and will perform such services as are reasonably requested of him from time to time by the Company or the Parent. Consultant shall not be required to perform work that requires travel and shall be permitted to file any and all reports as a result of his consulting by written correspondence.

                           (b)      Consultant  shall be an independent
contractor with respect to the consulting services to be rendered hereunder. Consultant shall not be considered as having employee status with the Company or its affiliates and shall not be entitled to any benefit provided by the Company or its affiliates to their respective agents and employees.

                  Section 3. Compensation. For all services rendered by the Consultant during the Term, the Company shall pay the Consultant a fixed fee at the rate of $4,166.66 per month ("Base Fee"). The Base Fee shall be payable on the fifteenth of the month.

                  Section 4. Business Expenses. The Company shall pay or reimburse the Consultant for all reasonable and necessary expenses incurred by the Consultant in connection with the performance of his duties and obligations under this Agreement, subject to the Consultant's presentation of appropriate vouchers in accordance with such expense account policies and approval procedures as the Company may from time to time establish (including but not limited to prior approval of extraordinary expense) and to preserve any deductions for Federal income taxation purposes to which the Company may be entitled.

                  Section 5. Effect of Termination. (a) (i) In the event that this Agreement terminates due to a Termination for Cause or the Consultant terminates this Agreement with the Company for reasons other than permanent disability or death, all monthly Base Fee installments shall cease as of the date of termination of this Agreement. No other payments shall be made, or benefits provided, by the Company or the Parent under this Agreement. (ii) In the event the Company terminates this Agreement for any other reason other than a Termination for Cause, then the Company shall be entitled to pay the balance of unpaid portion of the Base Fee due under the Term in a lump-sum payment.

                           (b) For  purposes of this  Agreement,  the  following
                  term "Termination for Cause" means, to the maximum extent permitted by applicable law, a termination of this Agreement by the Company because the Consultant has (i) committed an act of dishonesty in the performance of his duties hereunder or engaged in conduct materially detrimental to the business of the Company, (ii) been convicted of a felony (iii) violated in any respect the representations made in Section 1 above or the provisions of Section 6 below.

                  Section 6. Confidentiality; Covenant Against Competition. (a) The Consultant acknowledges and agrees that the confidentiality, non-solicitation and covenant against competition pursuant to Section 6 of the Employment Agreement between the parties dated September 15, 1995 shall remain in effect and be enforceable against the Consultant until September 1, 2000. However, nothing herein shall preclude the Consultant from entering into an archival or records storage business in the State of California.

                           (b)      The Consultant  acknowledges the
reasonableness of the restrictions contained in this Section 6. The Consultant acknowledges that the Company, the Parent and their successors and assigns would be irreparably injured in a manner not adequately compensated by money damages by a breach or violation (or threatened breach or violation) of the provisions of this Section 6 by the Consultant. Therefore, in the event of any such breach or violation (or threatened breach or violation), in addition to all other rights and remedies which the Company may have, whether at law or in equity, the Company and its successors and assigns shall be entitled to obtain injunctive or other equitable relief against the Consultant without the need to post bond or other security in connection therewith and the Consultant hereby consents to the entry of an order for such injunctive or other equitable relief.

                           (c)      The  obligation  of the Company to make
payments, or provide for any benefits under this Agreement (except to the extent vested or exercisable) shall cease upon a violation of the preceding provisions of this section. The Consultant's agreement as set forth in this Section 6 shall survive the expiration of the Term and the Consultant's termination of his engagement as a consultant of the Company.

                           (d)      If any court  determines  that the
provisions of this Section 6, or any part hereof, is unenforceable because of the duration or geographic scope of such provisions, such court shall have the power to reduce the duration or scope of such provisions, as the case may be, so that, as so reduced, such provisions are then enforceable to the maximum extent permitted by applicable law.

                  Section 7. Notices. All notices, requests, demands and other communications required or permitted hereunder shall be given in writing and shall be deemed to have been duly given if delivered or mailed, postage prepaid, by same day or overnight mail as follows:

                           (a)      To the Company:
                                    General Counsel
                     Consolidated Delivery & Logistics, Inc.
                                    380 Allwood Road
                                    Clifton, New Jersey  07012

                           (b)      To the Consultant:
                                    Labe Leibowitz
                                    1650 Timberhill Road
                                    Santa Rosa, CA 95401

or to such other address as either party shall have previously specified in writing to the other.

                  Section 8. No Attachment. Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect; provided, however, that nothing in this Section 8 shall preclude the assumption of such rights by executors, administrators or other legal representatives of the Consultant or his estate and their assigning any rights hereunder to the person or persons entitled thereto.
                  Section 9. Binding Agreement; No Assignment. This Agreement shall be binding upon, and shall inure to the benefit of, the Consultant and the Company (and the Parent, to the extent set forth herein) and their respective permitted successors, assigns, heirs, beneficiaries and representatives. This Agreement is personal to the Consultant and may not be assigned by him without the prior written consent of the Board, as evidenced by a resolution of the Board. Any attempted assignment in violation of this Section 9 shall be null and void.

                  Section 10. Governing Law; Consent to Jurisdiction. The validity, interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of California without giving effect to its choice of law provisions. All disputes arising under this agreement shall be settled by arbitration in San Francisco, California in accordance with the rules of the American Arbitration Association.

                  Section 11. Entire Agreement. This Agreement shall constitute the entire agreement among the parties with respect to the matters covered hereby and shall supersede all previous written, oral or implied understandings among them with respect to such matters.

                  Section 13. Amendments. This Agreement may only be amended or otherwise modified by a writing executed by all of the parties hereto.

                  Section 14. Counterparts. This Agreement may be executed in any number of counterparts, each of which when executed shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument.

                  IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Consultant has signed this Agreement, all as of the first date above written.

CLAYTON/NATIONAL COURIER SYSTEMS, INC.

By:________________________________                Date:______________________
     Joseph Wojak
Title:_______________________________

___________________________________                Date:_______________________
By:  Labe Leibowitz

Exhibit 10.14

                     AMENDMENT TO EMPLOYMENT AGREEMENT

                            Dated: December 23, 1997



         This  Amendment  amends  the  Employment  dated  February  5,  1997
(the   "Agreement")  by  and  between Consolidated Delivery and Logistics,
Inc., (the "Company") and Albert W. Van Ness, Jr.  (the "Executive").

         WHEREAS, the Executive has served as Chairman and Chief Executive Officer of the Company from February 5, 1997 to date; and

         WHEREAS,  the  employee  has  assumed  increased  responsibilities  and
devoted  considerably  more  time  then  was  originally   anticipated  for  the
performance of his position; and

         WHEREAS, the Compensation Committee of the Board of Directors of the Company has recommended to the Board that the compensation of the Employee for 1997 should be increased by additional grants of fully invested incentive stock options for 1997; and

         WHEREAS, the Compensation Committee ("Committee") of the Board of Directors of Consolidated Delivery and Logistics, Inc. have met at certain duly convened meetings on November 12, 1997 and on December 12, 1997 and approved the grant of additional fully vested incentive stock options to the Employee in consideration of his expanded responsibilities and increased time and effort.

         NOW, THEREFORE in consideration of the mutual promises herein to be kept and other good and valuable considerations the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


         1. Capitalized terms used herein but not defined herein shall have the meaning ascribed in the Agreement.

         2. Sub-paragraph (a) of Section 3 of the Agreement is hereby deleted and replaced with the following as new subparagraphs (a), (b) and
            (c):

                  "(a) The Employee shall receive as compensation two (2) incentive stock option grants for a total of 100,000 shares which shall vest in full as of
                     January 6, 1997 as follows:

                     Number of Shares                   Strike (Exercise) Price
                     1)     50,000                                        4-7/8
                     2)     50,000                                        7-7/8


                  The option described in this subparagraph (a) shall expire at 5:00 PM on January 5, 2007."

                  "(b) The Employee shall receive as additional compensation the following additional incentive stock option grants which shall fully vest as of November 12, 1997:

                     Number of Shares                   Purchase Price

                            50,000                                        3 1/2
                            50,000                                        6

                  The options set forth in this subparagraph (b) shall expire at 5:00 PM on November 11, 2007."

                  "(c) The employee shall receive as additional compensation the following stock option grant which shall vest in full as of December 12, 1997:

                     Number of Shares                   Strike (Exercise)

                           105,263                                        2 3/8

                  The options specified in this subparagraph (c) shall expire at 5:00 PM on December 11, 2007."

         3.  The following shall be added as a new Section 15 to the Agreement:

              "Section 15: The Company warrants and represents that the stock option grants set forth in Section 3 of the Agreement have been duly approved by the Compensation Committee of the Board of Directors of the Company."

         4. The parties agree that this Amendment may be executed by each party signing a facsimile copy hereof and shall become effective upon the Company 's receipt of one fully executed facsimile copy. Each fully executed facsimile copy held by the parties shall be deemed a valid and enforceable original copy of this Amendment.

         5. All terms and conditions of the Agreement not expressly amended hereby shall remain in full force and effect.







IN WITNESS WHEREOF, the Company and the Executive each have caused this Amendment to be executed by its duly authorized officers and shall be deemed to be effective upon signature below by both parties.


CONSOLIDATED DELIVERY                          The EXECUTIVE:
AND LOGISTICS, INC.

By:___________________________                 ______________________
     William T. Brannan                        Albert W. Van Ness, Jr.

     President


     December 23, 1997

EXHIBIT 11.1

                             CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                                            NET INCOME (LOSS) PER SHARE
                               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      (In Thousands Except Share Information)

SHARES CONSIDERED:                                                       1997               1996                1995
                                                                   ----------------    --------------      --------------


Weighted  average  portion of 2,100,000  common shares issued in connection with the formation of CD&L adjusted to reflect
1,400,000  common shares redeemed and canceled in connection with a termination  agreement and 305,577  common shares
redeemed and canceled in connection with a management agreement           394,423           394,423           1,450,479

Weighted  average  portion  of  99,446  common  shares  issued in
connection with a termination agreement                                    99,446            99,446              37,871

Weighted  average  portion of 2,935,700  common  shares issued to
the stockholders of the Founding Companies                              2,935,700         2,935,700             273,462

Weighted  average portion of 3,200,000  common shares sold in the
Initial Public Offering                                                 3,200,000         3,200,000             298,082

Weighted  average  portion of  166,221  common  shares  issued in
connection with the acquisitions of businesses                            166,221            47,977                   -

Weighted   average  portion  of  137,239  common  shares  retired
pursuant to sale of subsidiary                                           (125,583)                -                   -

Weighted average portion of 8,333 common shares issued in
  connection with the acquisition of a business                             2,077                 -                   -
                                                                   ----------------    --------------      --------------

         Basic weighted average shares outstanding                      6,672,284         6,677,546           2,059,894

Incremental shares assumed issued in connection with stock
  options outstanding (a)                                                   2,656                 -                   -
                                                                   ----------------    --------------      --------------

         Diluted weighted average shares outstanding                    6,674,940         6,677,546           2,059,894
                                                                   ================    ==============      ==============


Income (loss) from continuing operations                                   $1,657             ($854)               ($26)
Income (loss) from discontinued operations                                 (1,198)              171                (169)
                                                                   ----------------    --------------      --------------

Net income (loss)                                                            $459             ($683)              ($195)
                                                                   ================    ==============      ==============


Basic and diluted income (loss) per share:
Continuing operations                                                        $.25             ($.13)              ($.02)
Discontinued operations                                                      (.18)              .03                (.08)
                                                                   ----------------    --------------      --------------

Net income (loss) per share                                                  $.07             ($.10)              ($.10)
                                                                   ================    ==============      ==============



(a) The conversion of the Company's debentures into 180,995 shares of common stock is excluded from the computations as the effect would be antidilutive in 1997, 1996 and 1995. Options to purchase 579,795, 475,295 and 37,445 shares of common stock in 1997, 1996 and 1995, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

                                                               Exhibit 21.1

                              LIST OF SUBSIDIARIES


1.    American Courier, Inc.
2.    Clayton/National Courier Systems, Inc.
3.    Click Messenger Service, Inc.
4.    Click Messenger Service of N.Y., Inc.
5.    Court Courier Systems, Inc.
6.    National Express Company, Inc.
7.    Olympic Courier Systems, Inc.
8.    Securities Courier Corporation
9.    Silver Star Express, Inc.
10.   SureWay Air Traffic Corporation
11.   Liberty Transfer Acquisition Co., Inc.

                                                               EXHIBIT 23.1




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Consolidated Delivery & Logistics, Inc.:


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 333-3321, 333-3323 and 333-47357).

                               ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 27, 1998

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

                  IN WITNESS WHEREOF, the undersigned have executed this power of attorney in the following capacities as of the 25th day of February, 1998.

    SIGNATURE                                   TITLE

/s/ Albert W. Van Ness, Jr.    Chairman  of the Board,  Chief  Executive
Albert W. Van Ness, Jr.          Officer and Director (Principal Executive
                                 Officer)

/s/ William T. Brannan         President, Chief Operating Officer and Director
William T. Brannan

/s/ William T. Beaury          Director
William T. Beaury

/s/ Michael Brooks             Director
Michael Brooks

/s/ Jon F. Hanson              Director
Jon F. Hanson

/s/ Labe Leibowitz             Director
Labe Leibowitz

/s/ Marilu Marshall            Director
Marilu Marshall

/s/ Kenneth W. Tunnell         Director
Kenneth W. Tunnell

/s/ John S. Wehrle             Director
John S. Wehrle