Form 10-Q
period 1998-03-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1998-05-20
CIK 1000779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q


(Mark One)
    X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998 or


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of May 4, 1998 was 6,666,884.

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX
                                                                       Page

Part I - Financial Information (unaudited)

  Item 1 - Financial Statements

  Consolidated Delivery & Logistics, Inc. and Subsidiaries
    Condensed Consolidated Balance Sheets as of March 31, 1998, and        3
    December 31, 1997
    Condensed Consolidated Statements of Operations for the Three Months 4 Ended March 31, 1998 and 1997
    Condensed Consolidated Statements of Cash Flows for the Three Months 5 Ended March 31, 1998 and 1997
  Notes to Condensed Consolidated Financial Statements                     6

  Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                 9

Part II - Other Information

  Item 1 - Legal Proceedings                                              12

  Item 6 - Exhibits and Reports on Form 8-K                               13

Signature                                                                 14


            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except share information)

                                                                    March 31,            December 31,
                                                                       1998                  1997
                                                                 -----------------    ------------------
                                                                   (Unaudited)            (Note 1)

                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $853              $1,812
  Accounts receivable, net                                                18,588              21,275
  Prepaid expenses and other current assets                                2,721               2,992
                                                                 -----------------    ------------------
    Total current assets                                                  22,162              26,079

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                  6,144               5,667
OTHER ASSETS                                                               3,998               4,403
NONCURRENT ASSETS OF DISCONTINUED
  OPERATIONS                                                                   -                  10
                                                                 -----------------    ------------------
     Total assets                                                         $32,304             $36,159
                                                                 =================    ==================

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                                   $4,353              $7,360
  Current maturities of long-term debt                                     2,501               3,280
  Accounts payable and accrued liabilities                                12,385              12,868
  Net liabilities of discontinued operations                                  88                  52
                                                                 -----------------    ------------------
    Total current liabilities                                             19,327              23,560

LONG-TERM DEBT                                                             2,511               2,240
OTHER LONG-TERM LIABILITIES                                                1,611               1,745
                                                                 -----------------    ------------------
    Total liabilities                                                     23,449              27,545
                                                                 -----------------    ------------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                                -                   -
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 6,666,884 shares issued and outstanding
   at March 31, 1998 and December 31, 1997                                     7                   7
 Additional paid-in capital                                                9,026               9,026
 Accumulated deficit                                                        (178)               (419)
                                                                 -----------------    ------------------
    Total stockholders' equity                                             8,855               8,614
                                                                 -----------------    ------------------
    Total liabilities and stockholders' equity                           $32,304             $36,159
                                                                 =================    ==================


                      See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                              For the Three Months Ended
                                                                                      March 31,
                                                                          -----------------------------------
                                                                               1998                1997
                                                                          ---------------     ---------------


Revenue                                                                      $42,686             $40,409

Cost of revenue                                                               33,278              31,068
                                                                          ---------------     ---------------

  Gross profit                                                                 9,408               9,341

Selling, general, and administrative expenses                                  8,823               9,712
                                                                          ---------------     ---------------

  Operating income (loss)                                                        585                (371)

Other (income) expense
  Gain on sale of subsidiary, net                                                  -                (816)
  Interest expense                                                               264                 244
  Other income, net                                                              (80)                (95)
                                                                          ---------------     ---------------

Income from continuing operations before
    income taxes                                                                 401                 296

Provision for income taxes                                                       160                 119
                                                                          ---------------     ---------------

Income from continuing operations                                                241                 177

Loss from discontinued operations, net of tax of $44                               -                 (66)
                                                                          ---------------     ---------------

  Net income                                                                    $241                $111
                                                                          ===============     ===============

Basic and diluted income (loss) per share:
  Continuing operations                                                         $.04                $.03
  Discontinued operations                                                          -                (.01)
                                                                          ---------------     ---------------
  Net income per share                                                          $.04                $.02
                                                                          ===============     ===============

Basic weighted average common shares outstanding                               6,667               6,706
                                                                          ===============     ===============

Diluted weighted average common shares outstanding                             6,783               6,706
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


            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                             --------------------------------
                                                                                 1998              1997
                                                                             --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $241              $111
Adjustments to reconcile net income to net cash provided by
  operating activities -
    Gain on disposal of equipment and leasehold improvements                           -                (6)
    Gain on sale of subsidiary                                                         -              (816)
    Depreciation and amortization                                                    614               360
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                   2,686               911
        Prepaid expenses and other current assets                                    271              (719)
        Other assets                                                                 211              (282)
      Increase (decrease) in -
        Accounts payable and accrued liabilities                                    (483)              857
        Other long-term liabilities                                                 (134)              306
                                                                             --------------    --------------
          Net cash provided by operating activities                                3,406               722
                                                                             --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                           -                22
  Additions to equipment and leasehold improvements                               (1,033)             (274)
                                                                             --------------    --------------
          Net cash used in investing activities                                   (1,033)             (252)
                                                                             --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings (repayments), net                                         (3,007)            1,050
  Repayments of long-term debt                                                      (371)             (232)
                                                                             --------------    --------------
          Net cash (used in) provided by  financing activities                    (3,378)              818
                                                                             --------------    --------------

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                    46              (180)
                                                                             --------------    --------------

          Net (decrease) increase in cash and cash equivalents                      (959)            1,108

CASH AND CASH EQUIVALENTS, beginning of period                                     1,812             1,757
                                                                             --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                                            $853             2,865
                                                                             ==============    ==============


                      See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1998. Certain reclassifications have been made to prior year amounts to conform with the current presentation, including the reclassification of the Company's fulfillment and direct mail business as a discontinued operation (see Note 3). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

(2)       SHORT-TERM BORROWINGS:

         Under the terms of its July 14, 1997 Revolving Credit Facility with First Union Commercial Corporation (the "Bank"), the Company was not in compliance with one of its loan covenants as of and for the three month period ended March 31, 1998. The Bank has issued a waiver to the Company with respect to such non-compliance for the three month period ended March 31, 1998. The Company intends to negotiate appropriate changes in such loan covenant.


(3)      DISCONTINUED OPERATIONS:

         In October 1997, the Company announced its intention to pursue a plan to dispose of its fulfillment and direct mail business. On December 31, 1997, the Company entered into an agreement providing for the sale of certain assets of its fulfillment and direct mail business. Accordingly, the financial position and operating results of the Company's fulfillment and direct mail business have been segregated from continuing operations and reclassified as a discontinued operation in the accompanying condensed consolidated financial statements.

         Results from the discontinued fulfillment and direct mail business were as follows (in thousands):

                                                                      Three Months Ended
                                                                           March 31,
                                                               ---------------------------------
                                                                    1998              1997
                                                               ---------------    --------------

         Revenue                                                    $      -           $1,326
                                                               ===============    ==============



         The net assets (liabilities) of discontinued operations are comprised of the following (in thousands):

                                                                 March 31,              December 31,
                                                                    1998                    1997
                                                            ---------------------    --------------------

         Current assets                                               $145                  $3,829
         Current liabilities                                          (233)                 (3,881)
                                                            ---------------------    --------------------
          Net current liabilities                                      (88)                    (52)
         Equipment and leasehold improvements                            -                      10
                                                            ---------------------    --------------------
         Net liabilities of discontinued operations                   ($88)                   ($42)
                                                            =====================    ====================

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


(5)      INCOME (LOSS) PER SHARE:

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), in the quarter ended December 31, 1997. SFAS 128 establishes standards for the method of computation, presentation and disclosure for earnings per share ("EPS") and requires the presentation of basic and diluted EPS. Previously reported EPS amounts were not affected by the adoption of this new standard. There were no differences between basic and diluted EPS for the three months ended March 31, 1998 and 1997. The conversion of the debentures into common stock (see Note 6) were antidilutive for 1998 and 1997. The dilutive amount of stock options was not significant for 1998 and the conversion of the stock options were antidilutive for 1997.

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                   Three Months Ended March 31,
                                                                --------------- ----- --------------
                                                                     1998                 1997
                                                                ---------------       --------------
         Basic weighted average common
          shares oustanding                                         6,666,884            6,705,822
         Effect of dilutive securities:
          Stock options                                               115,832                    -
                                                                ---------------       --------------
         Diluted weighted average common
             shares outstanding                                     6,782,716            6,705,822
                                                                ===============       ==============

(6)      SUBSEQUENT EVENT:

         On April 1, 1998 the Company converted $740,000 of the $2 million of 8% Subordinated Convertible Debentures (the " 8% Debentures") to 10%
         Subordinated Convertible Debentures (the "10% Debentures") and issued $150,000 of additional 10% Debentures. The 10% Debentures are convertible into common stock of the Company at a conversion price of $5.50 per share, accrue interest at 10% per annum which is payable quarterly, mature on August 21, 2000 and extend the initial repayment date by one year from August 1998 to August 1999. The 10% Debentures are redeemable by the Company, in whole or in part, without premium or penalty at any time on or after August 18, 1999, at their face amount plus accrued and unpaid interest, if any, to the date of redemption. The 10% Debentures are redeemable at the option of the holder, in whole but not in part, without premium or penalty, at any time after August 21, 1999. As a result of the above transaction, $740,000 of the $2 million of 8% Debentures has been classified as long-term debt and the remainder, payable in August 1998, has been classified as current maturities of long-term debt in the accompanying condensed consolidated balance sheet as of March 31, 1998.

(7)      NEW ACCOUNTING PRONOUNCEMENTS:

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

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is intended to eliminate the diversity in practice in accounting for internal-use software costs and improve financial reporting. The statement is effective for fiscal years beginning after December 15, 1998. The Company is in the process of determining the effect of this statement on the Company's consolidated financial position and results of operations.

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

Disclosure Regarding Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained in this Form 10-Q includes information that is forward looking, such as the Company's expectations for future performance, its growth and acquisition strategies, its anticipated liquidity and capital needs and its future prospects. The matters referred to in such forward looking statements could be affected by the risks and uncertainties related to the Company's business. Actual results may vary from these forward-looking statements due to many factors including but not limited to: lack of satisfactory acquisition candidates and/or an inability to conclude acquisitions on satisfactory terms; acquisition limitations under the terms of the existing credit facility; inability to obtain acquisition financing on satisfactory terms; inability to negotiate and obtain waivers of default or acceptable revisions to loan covenants with the Company's primary lender under the existing credit facility; the effect of economic and market conditions, the ability of the Company to execute its strategic plan, the impact of competition and the Company's reported results varying materially from management's current expectations. Investors are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results reported for the first quarter may not necessarily be indicative of future results. For more information about the Company, please review the Company's most recent Form 10-K filed with the Securities and Exchange Commission.

Results of Operations

Revenue for the first quarter of 1998 increased by $2.3 million, or 5.7% to $42.7 million from $40.4 million for the first quarter of 1997. Revenue in the Company's ground delivery divisions contributed to the increase primarily due to newly added customers combined with an expansion of routes with existing customers in the contract distribution business in the Northeast and Southeast regions. Air courier revenue remained unchanged at $13.4 million for the first three months of 1998 and 1997.

Cost of revenue increased by $2.2 million, or 7.1%, to $33.3 million for the first three months of 1998 from $31.1 million for the first three months of 1997. The increase in revenue from contract distribution business described above typically produces higher initial costs, which caused a greater increase in cost of revenues (7.1%) when compared to the increase in revenue (5.7%).
These costs tend to lower as additional volume or new contracts are added thereby increasing route density.

Selling, general and administrative expenses decreased by $900,000, or 9.3%, to $8.8 million from $9.7 million for the first three months of 1998 and 1997, respectively. The Company's ground delivery division contributed approximately $579,000 and the air delivery division $321,000 of the decrease reflecting the Company's continuing policy of consolidation and cost reduction.

As a result of the matters discussed above, operating income increased by $956,000 to operating income of $585,000 from a loss of $371,000 for the first three months of 1998 and 1997, respectively.


Income from continuing operations before income taxes increased by $105,000, or 35.5%, to $401,000 for the first quarter of 1998 from $296,000 in the first quarter of 1997. Income from continuing operations before income taxes for the first quarter of 1997 included a gain of $816,000 recognized on the disposition of the Company's contract logistics subsidiary.


Liquidity and Capital Resources

Working capital increased by $300,000 to $2.8 million at March 31, 1998 from $2.5 million at December 31, 1997. Cash and cash equivalents decreased by $959,000 to $853,000 at March 31, 1998 from $1.8 million at December 31, 1997.
The decrease in cash is primarily due to a reduction in Company debt of $3.4 million and acquisition of equipment and leasehold improvements in the amount of $1.0 million, which is offset by cash provided by Company operations of $3.4 million.

As described in Note 2 of the accompanying condensed consolidated financial statements, the Company was not in compliance with one of its loan covenants as of and for the three month period ended March 31, 1998. The Company has obtained a waiver from the lending institution for such non-compliance. The Company intends to negotiate appropriate changes in such loan covenant.

Capital expenditures amounted to $1.0 million and $274,000 for the first quarter of 1998 and 1997, respectively.

Effective April 1, 1998 the Company converted $740,000 of its $2 million 8% Subordinated Convertible Debentures to 10% Subordinated Convertible Debentures and issued an additional $150,000 of the 10% Subordinated Convertible
Debentures. Pursuant to an agreement with the Company's lender, First Union National Bank, the conversion will not affect availability under the terms of the Company's credit facility. At March 31, 1998 the Company had $4.8 million available under its credit facility.

Discussions are underway with the Company's primary lender to provide additional financing to fund the Company's anticipated acquisition program for which negotiations are currently being conducted with several acquisition candidates.

Management believes that cash flows from operations, together with its borrowing capacity, are sufficient to support the Company's operations and general business and liquidity requirements for the foreseeable future.

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

In March, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is intended to eliminate the diversity in practice in accounting for internal-use software costs and improve financial reporting. The statement is effective for fiscal years beginning after December 15, 1998. The Company is in the process of determining the effect of this statement on the Company's consolidated financial position and results of operations.

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

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation, a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States
District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Under the terms of its acquisition of Securities Courier, the Company has certain rights to indemnification from Mr. Brana. Discovery is currently pending and as a result the Company is unable to make a determination as to the merits of the claim. The Company does not believe that an adverse determination in this matter would result in a material adverse affect on the consolidated financial position or results of operations of the Company.

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


Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibit

                  27.1     Financial Data Schedule (for electronic submission
                             only)

         (b)      Report on Form 8-K filed on January  15, 1998  concerning  the
                  Company's  sale  of  certain   assets  of  Sureway   Logistics
                  Corporation, its subisidiary, to Mimatar Corporation.

                                       SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated: May 20, 1998           CONSOLIDATED DELIVERY & LOGISTICS, INC.





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