Form 10-Q
period 1998-06-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1998-08-14
CIK 1000779

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549
                            FORM 10-Q



(Mark One)
    X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998 or


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of August 4, 1998 was 6,637,517.

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX



                                                                       Page


Part I - Financial Information (unaudited)

    Item 1 - Financial Statements

    Consolidated Delivery & Logistics, Inc. and Subsidiaries
      Condensed Consolidated Balance Sheets as of June 30, 1998 and
      December 31, 1997                                                   3
    Condensed Consolidated Statements of Income for the Three
      and Six Months Ended June 30, 1998 and 1997                         4
    Condensed Consolidated Statements of Cash Flows for the Six
      Months Ended June 30, 1998 and 1997                                 5
    Notes to Condensed Consolidated Financial Statements                  6

    Item 2 - Management's Discussion and Analysis of Financial Condition
                               and Results of Operations                 10

Part II - Other Information

         Item 1 - Legal Proceedings                                      13

         Item 4 - Submission of Matters to a Vote of Security Holders    14

         Item 6 - Exhibits and Reports on Form 8-K                       15

         Signature                                                       16

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except share information)


                                                                         June 30,                December 31,
                                                                           1998                     1997
                                                                    -------------------       -------------------
                                                                       (Unaudited)                 (Note 1)

                                ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                             $1,281                   $1,812
       Accounts receivable, net                                              19,477                   21,275
       Prepaid expenses and other current assets                              2,492                    2,992
                                                                    -------------------       -------------------
         Total current assets                                                23,250                   26,079

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                5,727                    5,667
     OTHER ASSETS                                                             4,293                    4,403
     NONCURRENT ASSETS OF DISCONTINUED
       OPERATIONS                                                                 -                       10
                                                                    -------------------       -------------------
         Total assets                                                       $33,270                  $36,159
                                                                    ===================       ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Short-term borrowings                                                 $4,500                   $7,360
       Current maturities of long-term debt                                   2,475                    3,280
       Accounts payable and accrued liabilities                              13,095                   12,868
       Net liabilities of discontinued operations                               111                       52
                                                                    -------------------       -------------------
         Total current liabilities                                           20,181                   23,560

     LONG-TERM DEBT                                                           2,398                    2,240
     OTHER LONG-TERM LIABILITIES                                              1,529                    1,745
                                                                    -------------------       -------------------
         Total liabilities                                                   24,108                   27,545
                                                                    -------------------       -------------------

     STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value; 2,000,000 shares
        authorized; no shares issued and outstanding                              -                        -
      Common stock, $.001 par value; 30,000,000 shares
        authorized; 6,637,517 and 6,666,884 shares issued
        and outstanding at June 30, 1998 and December 31,
        1997, respectively                                                        7                        7
      Additional paid-in capital                                              9,026                    9,026
      Treasury stock, 29,367 shares at cost at June 30, 1998                   (162)                       -
      Retained earnings (accumulated deficit)                                   291                     (419)
                                                                    -------------------       -------------------
         Total stockholders' equity                                           9,162                    8,614
                                                                    -------------------       -------------------
         Total Liabilities and stockholders' equity                         $33,270                  $36,159
                                                                    ===================       ===================



                      See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      For the Three Months                  For the Six Months
                                                             Ended                                 Ended
                                                             June 30,                             June 30,
                                                  --------------------------------     -------------------------------
                                                       1998              1997             1998              1997
                                                  ---------------    -------------     ------------    ---------------

       Revenue                                       $44,592            $41,700           $87,278         $82,109

       Cost of revenue                                34,347             31,880            67,625          62,948
                                                  ---------------    -------------     ------------    ---------------

         Gross profit                                 10,245              9,820            19,653          19,161

       Selling, general, and
          administrative expenses                      9,358              9,262            18,181          18,974
                                                  ---------------    -------------     ------------    ---------------

         Operating income                                887                558             1,472             187

       Other (income) expense:
         Gain on sale of subsidiary                        -                  -                 -            (816)
         Other income, net                               (91)              (119)             (171)           (214)
         Interest expense                                234                274               498             518
                                                  ---------------    -------------     ------------    ---------------

       Income from continuing operations
          before income taxes                            744                403             1,145             699

       Provision for income taxes                        275                160               435             279
                                                  ---------------    -------------     ------------    ---------------

       Income from continuing operations                 469                243               710             420

       Loss from discontinued  operations,
          net of tax                                       -                 25                 -              91
                                                  ---------------    -------------     ------------    ---------------

       Net Income                                       $469               $218              $710            $329
                                                  ===============    =============     ============    ===============

       Basic income (loss) per share:
         Continuing operations                          $.07               $.04              $.11            $.06
         Discontinued operations                          -                (.01)               -             (.01)
                                                  ---------------    -------------     ------------    ---------------
         Net income per share                           $.07               $.03              $.11            $.05
                                                  ===============    =============     ============    ===============
       Diluted income (loss) per share:
         Continuing operations                          $.07               $.04              $.10            $.06
         Discontinued operations                          -                (.01)               -             (.01)
                                                  ---------------    -------------     ------------    ---------------
         Net income per share                           $.07               $.03              $.10            $.05
                                                  ===============    =============     ============    ===============

       Basic weighted average common
          shares outstanding                           6,653              6,659             6,660           6,682
                                                  ===============    =============     ============    ===============
       Diluted weighted average common
          shares outstanding                           6,848              6,659             6,824           6,682
                                                  ===============    =============     ============    ===============

                      See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                                -----------------------------
                                                                                   1998               1997
                                                                                -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $710               $329
Adjustments to reconcile net income to net cash provided by
       operating activities -
    Gain on disposal of equipment and leasehold improvements                         (11)               (10)
    Gain on sale of subsidiary                                                         -               (816)
    Depreciation and amortization                                                  1,231                820
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                   1,798              1,711
        Prepaid expenses and other current assets                                    339               (694)
        Other assets                                                                (139)              (238)
      Increase (decrease) in -
        Accounts payable and accrued liabilities                                     227                329
        Other long-term liabilities                                                 (216)                80
                                                                                -------------    ------------
          Net cash provided by operating activities                                3,939              1,511
                                                                                -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                          11                 26
  Additions to equipment and leasehold improvements                               (1,182)              (540)
                                                                                -------------    ------------
          Net cash used in investing activities                                   (1,171)              (514)
                                                                                -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                                         (2,860)             1,050
  Proceeds from long-term debt                                                       150                  -
  Repayments of long-term debt                                                      (658)              (643)
  Deferred financing costs                                                             -                (84)
                                                                                -------------    ------------
          Net cash (used in) provided by financing activities                     (3,368)               323
                                                                                -------------    ------------
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                    69               (488)
                                                                                -------------    ------------
          Net (decrease) increase in cash and cash equivalents                      (531)               832
CASH AND CASH EQUIVALENTS, beginning of period                                     1,812              1,757
                                                                                -------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                          $1,281             $2,589
                                                                                =============    ============




                      See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 1997, has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1998. Certain reclassifications have been made to prior year amounts to conform with the current presentation, including the reclassification of the Company's fulfillment and direct mail business as a discontinued operation (see Note 3). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


(2)      SUBORDINATED DEBENTURES:

         On April 1, 1998 the Company converted $740,000 of the $2 million of 8% Subordinated Convertible Debentures (the " 8% Debentures") to 10%
         Subordinated Convertible Debentures (the "10% Debentures") and issued $150,000 of additional 10% Debentures. The 10% Debentures are convertible into common stock of the Company at a conversion price of $5.50 per share, accrue interest at 10% per annum which is payable quarterly, mature on August 21, 2000 and extend the initial repayment date by one year from August 1998 to August 1999. The 10% Debentures are redeemable by the Company, in whole or in part, without premium or penalty at any time on or after August 18, 1999, at their face amount plus accrued and unpaid interest, if any, to the date of redemption. The 10% Debentures are redeemable at the option of the holder, in whole but not in part, without premium or penalty, at any time after August 21, 1999. As a result of the above transaction, the 10% Debentures, totaling $890,000, have been classified as long-term debt. The remaining 8% Debentures, totaling $1.26 million are payable in August 1998 and have been classified as current-maturities of long-term debt in the accompanying condensed consolidated balance sheet as of June 30, 1998.

(3)      DISCONTINUED OPERATIONS:

         In October 1997, the Company announced its intention to pursue a plan to dispose of its fulfillment and direct mail business. On December 31, 1997, the Company sold certain assets of its fulfillment and direct mail business. Accordingly, the financial position and operating results of the Company's fulfillment and direct mail business have been segregated from continuing operations and reclassified as a discontinued operation in the accompanying condensed consolidated financial statements.


         The net assets (liabilities) of discontinued operations are comprised of the following (in thousands):

                                                                  June 30,              December 31,
                                                                    1998                    1997
                                                            ---------------------    --------------------
           Current assets                                                $48                  $3,829
           Current liabilities                                          (159)                 (3,881)
                                                            ---------------------    --------------------
              Net current liabilities                                   (111)                    (52)
           Equipment and leasehold improvements                            -                      10
                                                            ---------------------    --------------------
           Net liabilities of discontinued operations                  ($111)                   ($42)
                                                            =====================    ====================

(4)      LITIGATION:

         On March 19, 1997, a purported class action complaint, captioned Gapszewicz v. Consolidated Delivery & Logistics, Inc., et al. (97 Civ.
         1939), was filed in the United States District Court for the Southern District of New York (the "Court") against the Company, certain of the Company's present and former executive officers, and the co-managing underwriters of the Company's initial public offering (the "Offering"). The gravamen of the complaint is that the Company's registration statement for the Offering contained misstatements and omissions of material fact in violation of the federal securities laws and that the Company's financial statements included in the registration statement were false and misleading and did not fairly reflect the Company's true financial condition. The complaint seeks the certification of a class consisting of purchasers of the Company's Common Stock from November 21, 1995 through February 27, 1997, rescission of the Offering, attorneys' fees and other damages. In April 1997, five other complaints containing allegations identical to the Gapszewicz complaint were filed in the same federal court against the Company. On May 27, 1997, these six complaints were consolidated into a single action entitled "In re Consolidated Delivery & Logistics, Inc. Securities Litigation". On July 16, 1997, the Company and the underwriter defendants filed a motion to dismiss the complaint. In response, the plaintiffs filed an amended complaint on October 20, 1997. A motion to dismiss the amended complaint was filed by the Company and the underwriter defendants on December 15, 1997. The motion was denied on May 11, 1998. A tentative settlement has been agreed between the parties subject to the completion of confirmatory discovery and court approval. The Company believes the full amount of the settlement will be covered by the Company's applicable insurance.

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

(5)      EARNINGS PER SHARE:

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), in the quarter ended December 31, 1997. SFAS 128 establishes standards for the method of computation, presentation and disclosure for earnings per share ("EPS") and requires the presentation of basic and diluted EPS. Previously reported EPS amounts were not affected by the adoption of this new standard. The conversion of the debentures into common stock (see Note 2) were antidilutive for 1998 and 1997. The effect of the stock options were antidilutive for 1997.

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands) -

                                                         Three Months Ended                  Six Months Ended
                                                               June 30,                          June 30,
                                                 --------------------------------      ------------------------------
                                                      1998              1997               1998             1997
                                                 ---------------    -------------      -------------     ------------
           Basic weighted average
            common shares oustanding                    6,653             6,659               6,660            6,682
           Effect of dilutive securities:
             Stock options                                195                 -                 164                -
                                                 ---------------    -------------      -------------     ------------
           Diluted weighted average
            common shares outstanding                   6,848             6,659               6,824            6,682
                                                 ===============    =============      =============     ============

(6)      SUBSEQUENT EVENTS:

         On July 2, 1998, the Company acquired all of the assets and certain liabilities of Metro Courier Network, Inc. ("Metro"), a provider of same-day, on-call and scheduled courier services in Massachusetts, Maine and New Hampshire. The purchase price for the assets was $4.25 million plus contingent payments, consisting of $2.5 million in cash and a $1.75 million convertible note (the "Note"). The Note will bear interest at the rate of 7% per annum, with interest payable quarterly, and is due July 2001. The Note is subordinate to all indebtedness due or to become due to the Company's senior lender, First Union Commercial Corporation or its affiliates. The Note is convertible in its entirety at the option of the holder at any time through July 1, 2001 into fully paid shares of the Company's common stock at a conversion price of $7 per share. The Note is convertible in its entirety at the option of the Company when the average closing sales price of the Company's common stock equals or exceeds $7 per share over a ninety day period. In addition, a contingent earn out in the aggregate amount of up to $1.5 million is payable to Metro based on the achievement of certain financial goals by the newly formed division during the two year period following the closing.

         On August 5, 1998, the Company acquired all of the outstanding shares of the capital stock of KBD Services, Inc. ("KBD"), a ground-based provider of time critical delivery and scheduled courier services in North and South Carolina. The purchase price was approximately $4 million consisting of $2.0 million in cash, a $1.46 million 7%
         subordinated convertible note (the "KBD Note") and a $500,000 7% contingent subordinated convertible note (the "Contingent Note"). The KBD Note is due August 5, 2003 with interest payable quarterly commencing October 1, 1998 and is convertible in its entirety at the option of the holder at any time through July 1, 2003 into fully paid shares of the Company's common stock at a conversion price of $6 per share. The Company may convert all or any part of the KBD Note into fully paid shares of the Company's common stock at a conversion price of $6 per share when the average closing sales price of the Company's stock equals or exceeds $6 over a thirty day period. The Contingent
         Note is subject to a dollar for dollar reduction or discharge if KBD's earnings before interest and taxes is less than $700,000 for the year ending July 31, 1999 and is due with interest on the finally determined principal on November 1, 1999. The holder or the Company may convert the Contingent Note in its entirety into fully paid shares of the Company's common stock at a conversion price of $6 after September 16, 1999 through October 20, 1999. The KBD Note and the Contingent Note are subordinate to all indebtedness due or to become due to the Company's senior lender, First Union Commercial Corporation or its affiliates.

         The above transactions will be accounted for under the purchase method.


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

Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained in this Form 10-Q includes information that is forward looking, such as the Company's expectations for future performance, its growth and acquisition strategies, its anticipated liquidity and capital needs, the prospects for settlement of litigation, the ability to lower costs through increased route density, the effects of Year 2000 compliance and its future prospects. The matters referred to in such forward looking statements could be affected by the risks and uncertainties related to the Company's business. Actual results may vary from these forward-looking statements due to many factors including but not limited to: lack of satisfactory acquisition candidates and/or an inability to conclude acquisitions on satisfactory terms; acquisition limitations under the terms of the existing credit facility; inability to obtain acquisition financing on satisfactory terms, the effect of economic and market conditions, the ability of the Company to execute its strategic plan, the impact of competition and the Company's reported results varying materially from management's current expectations. Investors are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results reported for the first six months may not necessarily be indicative of future results. For more information about the Company, please review the Company's most recent Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Revenue for the first half of 1998 increased by $5.2 million, or 6.3% to $87.3 million from $82.1 million for the first half of 1997. Revenue in the Company's ground delivery divisions accounted for the increase primarily due to newly added customers combined with an expansion of routes with existing customers in the contract distribution business in the Northeast and Southeast regions. Air courier revenue remained relatively consistent for the first six months of 1998 and 1997.

Cost of revenue increased by $4.7 million, or 7.5%, to $67.6 million for the first six months of 1998 from $62.9 million for the first six months of 1997. The increase in revenue from contract distribution business described above typically produces higher initial costs, which caused a greater increase in cost of revenue (7.5%) when compared to the increase in revenue (6.3%). The Company believes that these costs tend to decrease on a proportionate rate as additional volume or new contracts are added thereby increasing route density.

Selling, general and administrative expenses decreased by $800,000, or 4.2%, to $18.2 million from $19.0 million for the first six months of 1998 and 1997, respectively. The Company's ground delivery divisions contributed $600,00 and its air delivery division contributed $200,000 of the decrease reflecting the Company's continuing policy of consolidation and cost reduction.

As a result of the factors discussed above, operating income increased by $1.3 million to $1.5 million from $200,000 for the first six months of 1998 and 1997, respectively.


Income from continuing operations before income taxes increased by $400,000, or 57.1%, to $1.1 million for the first six months of 1998 from $700,000 in the first six months of 1997. Income from continuing operations before income taxes for the first six months of 1997 included a gain of $816,000 recognized on the disposition of the Company's contract logistics subsidiary.


Three  Months  ended June 30, 1998  Compared to the Three  Months Ended June 30,
1997.

Revenue for the second quarter of 1998 increased by $2.9 million, or 7.0% to $44.6 million from $41.7 million for the second quarter of 1997. Revenue in the Company's ground delivery divisions contributed to the increase primarily due to continuing services to customers added in the first quarter of 1998 combined with an expansion of routes with existing customers in the contract distribution business in the Northeast and Southeast regions. Air courier revenue remained relatively consistent for the three months ended June 30, 1998 and 1997 respectively.

Cost of revenue increased by $2.4 million, or 7.5%, to $34.3 million for the three months ended June 30, 1998 from $31.9 million for the three months ended June 30, 1997. The increase in revenue from contract distribution business described above typically produces higher initial costs, causing a greater increase in cost of revenue (7.5%) when compared to the increase in revenue
(7.0%). The Company believes that these costs tend to decrease on a proportionate rate as additional volume or new contracts are added thereby increasing route density.

Selling, general and administrative expenses increased by $100,000, or 1.1%, to $9.4 million from $9.3 million for the three months ended June 30, 1998 and 1997, respectively. The primary contributor to the increase in selling, general and administrative expense was an increase in sales and marketing salaries reflecting the Company's expanding sales force.

As a result of the factors discussed above, operating income increased by $329,000 to $887,000 from $558,000 for the three months ended June 30,1998 and 1997, respectively.



LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $600,000 to $3.1 million at June 30, 1998 from $2.5 million at December 31, 1997. Cash and cash equivalents decreased by $500,000 to $1.3 million at June 30, 1998 from $1.8 million at December 31, 1997. The decrease in cash is primarily due to a net reduction in Company debt of $3.3 million and the acquisition of equipment and leasehold improvements in the amount of $1.2 million, which is offset by cash provided from operations in the amount of $4.0 million.

As of  April  1,  1998 the  Company  converted  $740,000  of its $2  million  8%
Subordinated Convertible Debentures to 10% Subordinated Convertible Debentures and issued an additional $150,000 of the 10% Subordinated Convertible
Debentures. Pursuant to an agreement with the Company's lender, First Union National Bank, the conversion will not affect availability under the terms of the Company's credit facility. At June 30, 1998 the Company had $7.0 million available under its credit facility.

As discussed in Note 6 to the financial statements the Company closed on two acquisitions, subsequent to June 30, 1998, requiring the use of $2.5 million on July 2, 1998 and $2.0 million on August 5, 1998, which was financed by borrowings under the Company's credit facility.


The Company has engaged First Union Capital Markets, a Division of Wheat First Securities, Inc., as an exclusive placement agent for the proposed sale of $20 million senior subordinated notes to provide additional financing to fund the Company's anticipated acquisitions for which negotiations are being conducted currently.

Management believes that cash flows from operations, together with its existing and anticipated borrowing capacity, as discussed above, are sufficient to support the Company's operations and general business and liquidity requirements for the foreseeable future, including anticipated acquisitions.


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

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings.

On March 19, 1997, a purported class action complaint, captioned Gapszewicz v. Consolidated Delivery & Logistics, Inc., et al. (97 Civ. 1939), was filed in the United States District Court for the Southern District of New York (the "Court") against the Company, certain of the Company's present and former executive officers, and the co-managing underwriters of the Company's initial public offering (the "Offering"). The gravamen of the complaint is that the Company's registration statement for the Offering contained misstatements and omissions of material fact in violation of the federal securities laws and that the Company's financial statements included in the registration statement were false and misleading and did not fairly reflect the Company's true financial condition. The complaint seeks the certification of a class consisting of purchasers of the Company's Common Stock from November 21, 1995 through February 27, 1997, rescission of the Offering, attorneys' fees and other damages. In April 1997, five other complaints containing allegations identical to the Gapszewicz complaint were filed in the same federal court against the Company. On May 27, 1997, these six complaints were consolidated into a single action entitled "In re Consolidated Delivery & Logistics, Inc. Securities Litigation". On July 16, 1997, the Company and the underwriter defendants filed a motion to dismiss the complaint. In response, the plaintiffs filed an amended complaint on October 20, 1997. A motion to dismiss the amended complaint was filed by the Company and the underwriter defendants on December 15, 1997. The motion was denied on May 11, 1998. A tentative settlement has been agreed between the parties subject to the completion of confirmatory discovery and court approval. The Company believes the full amount of the settlement will be covered by the Company's applicable insurance.

In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation, a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Under the terms of its acquisition of Securities Courier, the Company has certain rights to indemnification from Mr. Brana. Discovery is currently pending and as a result the Company is unable to make a determination as to the merits of the claim. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the consolidated financial position or results of operations of the Company.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

         On June 17, 1998, the Company held its annual meeting of stockholders. The following sets forth a brief description of each matter which was acted upon, as well as the votes cast for, against or withheld for each such matter, and, where applicable, the number of abstentions and broker non-votes for each matter:

         1. Ratification of By-law amendment authorizing staggered terms for the Board of Directors.

                    Votes For:                               3,188,524
                    Votes Against:                             228,778
                    Abstentions:                                18,222


         2.       Election of Directors.

                  Name of Director              Votes For         Authority Withheld
                  ------------------------     -------------    -----------------------
                  Class I
                  Albert W. Van Ness, Jr.       5,676,746                96,370
                  Labe Leibowitz                5,502,579               270,537
                  Kenneth W. Tunnell            5,676,846                96,260

                  Class II
                  William T. Beaury             5,502,579               270,537
                  Michael Brooks                5,527,469               245,647
                  Jon F. Hanson                 5,676,846                96,270

                  Class III
                  William T. Brannan            5,676,846                96,270
                  Marilu Marshall               5,676,846                96,270
                  John S. Wehrle                5,676,846                96,270


         3.       Approval of the Employee Stock Purchase Plan.

                    Votes For:                               3,312,365
                    Votes Against:                              58,741
                    Abstentions:                                28,102

         4.        Approval of the Amendment of the Employee Stock Compensation
                   Program.

                    Votes For:                               3,264,863
                    Votes Against:                             106,073
                    Abstentions:                                28,272

         5. Approval of the Amendments to the Independent Director Stock Option Plan.

                    Votes For:                               5,601,780
                    Votes Against:                              98,748
                    Abstentions:                                36,272

         6. Ratification of the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent auditors for 1998.

                    Votes For:                               5,724,955
                    Votes Against:                              37,341
                    Abstentions:                                10,820


Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

                   3.2 Amended and Restated By-laws of Consolidated Delivery & Logistics, Inc.

                  27.1 Financial Data Schedule (for electronic submission only)

         (b)   Report  on  Form  8-K  filed  on July  16,  1998  concerning  the
               Company's   acquisition   of  all  of  the  assets  and   certain
               liabilities of Metro Courier Network, Inc.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   August 14, 1998             CONSOLIDATED DELIVERY & LOGISTICS, INC.




                                     By: /s/ Albert W. Van Ness, Jr.
                                        ----------------------------------
                                         Albert W. Van Ness, Jr.
                                         Chairman of the Board, Chief Executive
                                         Officer and Chief Financial Officer
                                         (PRINCIPAL FINANCIAL AND
                                            ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


          3.2 Amended and Restated By-laws of Consolidated Delivery & Logistics, Inc.


         27.1     Financial Data Schedule (for electronic submission only)

Exhibit 3.2

                          AMENDED AND RESTATED BY-LAWS

                                       OF

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.

     (adopted as of September 8, 1995, as amended through November 6, 1997)

                                    ARTICLE I
                                     OFFICES

                  The principal place of business or office of the Corporation as well as all branch or subordinate places of business or offices may be established at any time by the board of directors (the "Board") at any place or places where the Corporation is qualified to do business or where qualification is not required.

                                   ARTICLE II
                                  SHAREHOLDERS

                  2.1. Annual Meeting. -- The annual meeting of Shareholders shall be held upon not less than ten (10) nor more than sixty (60) days written notice of the time, place and purposes of the meeting. The meeting shall be held at the time and at the place determined by the Board. At the meeting, the Shareholders shall elect Directors and transact any other business that properly comes before the meeting.
                  2.2. Special Meetings. -- A special meeting of Shareholders may be called for any purpose by either the Chairman of the Board or the Board. The meeting shall be held at the time and at the place determined by either the Chairman of the Board, or the Board.
                  2.3. Record Date. -- The Board may fix in advance a record date for determination of Shareholders entitled to notice of and to vote at any meeting of Shareholders. The record date shall not be more than sixty
(60) days nor less than ten (10) days before the date of the meeting.
                  2.4. Notice of Meeting. -- Whenever Shareholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given which shall state the place, date and hour of the meeting, and in the case of a special meeting, the purpose or purposes for which the meeting is called. Unless otherwise provided by law, the written notice of any meeting shall be given personally or by mail, not less than ten (10) nor more than sixty
(60) days before the date of the meeting, to each Shareholder entitled to vote at such meeting. If mailed, notice shall be deemed given when deposited in the United States mail, postage prepaid, directed to the Shareholder at his address as it appears on the records of the Corporation.
                  2.5 Adjournments. -- When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting, the Corporation may transact any business which might have been transacted at the original meeting. If, however, the adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each Shareholder of record entitled to vote at the meeting. Any previously scheduled meeting of the Shareholders may be postponed, and unless the Certificate of Incorporation otherwise provides, any special meeting of the Shareholders may be canceled by resolution of the Board upon public notice given prior to the date previously scheduled for such meeting.
                  2.6. Quorum. -- The presence at a meeting in person or by proxy of the holders of shares entitled to cast a majority of the votes of all shares entitled to vote shall constitute a quorum for the purpose of transacting business. In the absence of a quorum, the presiding officer at the meeting or the Shareholders present, even though less than a quorum, may adjourn the meeting to another time and place and, except as provided in the Section 2.5 of these By-Laws, notice of the adjourned meeting need not be given.
                  2.7    Presiding  Officer and  Secretary.  -- The  Chairman
of the Board, or in his absence the President, shall preside at all Shareholder meetings. The Secretary, or in his absence the appointee of the presiding officer of the meeting, shall act as the Secretary of the meeting.
                  2.8      Vote of Shareholders.
                           a.       Action without a Meeting.  -- Whenever the
vote of the holders of shares of any class or series is required or permitted to be taken for or in connection with any corporate action, the meeting and vote of such holders may be dispensed with if such action is taken with the written consent of such holders having a majority of the total number of votes which might have been cast for or in connection with the proposed corporate action if a meeting were held; provided that such written consent shall not be given by holders having less than the minimum percentage of the vote required by statute for such action, and further provided that prompt notice is given to all such holders of the taking of corporate action without a meeting and by less than unanimous written consent.
                           b. Votes per Share. -- Except as otherwise  provided
these By-Laws or by the Certificate of Incorporation, each holder of record of stock of the Corporation entitled to vote on any matter at any meeting of
Shareholders shall be entitled to one vote for each share of such stock registered in his name on the stock ledger of the Corporation on the record date for the determination of the Shareholders entitled to vote at the meeting. Except as otherwise provided in Section 2.8(d), the method of voting and the manner in which votes are counted shall be discretionary with the presiding officer at the meeting.
                  c. Vote by Proxy. -- Each Shareholder entitled to vote at a meeting of Shareholders may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three (3) years from its date, unless such proxy provides for a longer period.
                  Any copy, facsimile telecommunication or other reliable reproduction of the writing or transmission duly authorizing another to act as proxy may be substituted or used in lieu of the original writing or transmission for any and all purposes for which the original writing or transmission could be used, provided that such copy, facsimile telecommunication or other reproduction shall be a complete reproduction for the entire original writing or transmission.
                  A duly executed proxy shall be irrevocable if it so states and if, and only as long as it is, coupled with an interest sufficient in law to support an irrevocable power. A Shareholder may revoke any proxy which is not irrevocable by attending the meeting in person, by filing an instrument in writing revoking the proxy or by filing another duly executed proxy bearing a later date with the Secretary of the Corporation.
                  d. Election of Directors. -- Whenever Directors are to be elected at a meeting, they shall be elected by a plurality of the votes cast at the meeting by the Shareholders entitled to vote thereat. The vote for election of Directors shall be by written ballot. Whenever any corporate action, other than the election of Directors, is to be taken by vote of Shareholders at a meeting, it shall, except as otherwise required by the Certificate of Incorporation or by these By-Laws, be authorized by a majority of the votes cast at the meeting by the Shareholders entitled to vote thereat.
                  2.9 Judges of Election. -- The Board may at any time appoint two or more persons to serve as judges of election at any meeting of Shareholders to act as judges and tellers with respect to all votes by ballot at such meeting. If any judge appointed is absent or refuses to act, or if his office becomes vacant and is not filled by the Board, the judges then present may act, provided that such judges constitute a majority of the judges appointed. Otherwise, if there is a failure to elect or appoint judges, the presiding officer of the meeting may appoint one or more judges for such meeting. No Director or Officer of the Corporation shall be eligible for election or appointment as judge. The judges appointed to act at any meeting of the Shareholders, before entering upon the discharge of their duties, shall be sworn faithfully to execute the duties of judges at such meeting with strict impartiality and according to the best of their ability, and the oath so taken shall be subscribed by them.
                  2.10. List of Shareholders Entitled to Vote. -- The Secretary shall prepare and make, at least ten (10) days before every meeting of Shareholders, a complete list of Shareholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each Shareholder and the number of shares registered in the name of each Shareholder. Such list shall be open to the examination of any Shareholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any Shareholder who is present. The share ledger shall be the only evidence as to who are the Shareholders entitled to examine the share ledger, the list of Shareholders or the books of the Corporation, or to vote in person or by proxy at any meeting of Shareholders.

                                   ARTICLE III
                               BOARD OF DIRECTORS

                  3.1 Number and Term of Office - (a) The Board of Directors shall consist of not less than three (3) nor more than twenty-one (21) directors, the actual number of which is to be fixed from time to time by the Board.
                                    (b) The Board  shall be  divided  into three
                  classes, the members of each class to serve for three years. The number of directors in each class shall be fixed by the Board at the time the number of directors is fixed, and the number of directors in each class shall be as nearly equal as possible as the then total number of directors constituting the entire Board permits. This paragraph may only be amended by the shareholders of the Corporation.
                                    (c) At the annual meeting of stockholders at
                  which the stockholders approve the provision in the by-laws authorizing a classified Board, directors of the first class shall be elected to hold office for a term expiring at the next succeeding annual meeting of stockholders, directors of the second class shall be elected to hold office for a term expiring at the second succeeding annual meeting of stockholders, and directors of the third class shall be elected to hold office for a term expiring at the third succeeding annual meeting. At each annual meeting thereafter, directors shall be elected to fill the directorships of the class of directors whose terms have expired. Those directors shall hold office until the third successive annual meeting after their election and until their successors have been elected and qualified, so that the term of office of one class of directors shall expire at each annual meeting.
                  3.2. Regular Meetings. -- A regular meeting of the Board shall be held without notice immediately following and at the same place as the annual Shareholders' meeting for the purpose of electing Officers and conducting any other business that may come before the meeting. The Board may decide to have additional regular meetings that may be held without notice.
                  3.3. Special Meetings. -- A special meeting of the Board may be called for any purpose at any time by the Chairman or by the Board. The meeting shall be held upon not less than one (1) day notice if given by telegram, orally (either by telephone or in person), by same-day courier service or by facsimile transmission, upon not less than two (2) days notice if given by overnight courier delivery service, or upon not less than five (5) days notice if given by depositing the notice in the United States mails, first class postage prepaid. The notice shall be deemed given at the time it is given orally, the facsimile transmission is originated (and there is no reason to believe it was not received), it is delivered to the overnight courier service, or it is deposited in the United States mails. The notice shall specify the time and place and may, but need not, specify the purposes of the meeting.
                  3.4. Action Without Meeting. -- The Board or any committee thereof may act without a meeting if, prior or subsequent to the action, each member of the Board or of such committee consents in writing to the action. The written consent or consents shall be filed with the proceedings of the Board or committee.
                  3.5. Use of Communications Equipment. -- Any Director may participate in a meeting of the Board by means of conference telephone or any other means of communication by which all persons participating in the meeting are able to hear each other.
                  3.6. Quorum; Votes Required. -- The presence at a meeting of persons entitled to cast a majority of the votes of the entire Board shall constitute a quorum for the transaction of business. Any action approved by a majority of the votes of Directors present at a meeting at which a quorum is present shall be the act of the Board. In the absence of a quorum, the Directors present may adjourn any meeting from time to time until a quorum is present and no notice of an adjourned meeting need be given other than by announcement at the meeting which is being adjourned. At such adjourned meeting at which a quorum is present, any business may be transacted which might have been transacted at the meeting originally called.
                  3.7. Vacancies in Board of Directors. -- Any vacancy in the Board, including a vacancy caused by an increase in the number of Directors, may be filled by a majority of the votes of the remaining Directors, even though less than a quorum of the Board, or by a sole remaining Director, and Directors so chosen shall hold office for a term expiring at the next annual meeting of Shareholders. No decrease in the number of Directors constituting the Board shall shorten the term of any incumbent Director.
                  3.8 Compensation of Directors. -- Directors who are not Officers of the Corporation shall receive such compensation as may be fixed by the Board for service on the Board or any committee thereof.
                  3.9 Removal. -- Any Director or Directors may be removed from office at any time either with or without by the affirmative vote of (i) the majority of the holders of voting power of the then outstanding shares of stock of the Corporation entitled to vote generally in the election of Directors, voting together as a single class, or (ii) a majority of the Board.

                                   ARTICLE VI
                             COMMITTEES OF THE BOARD
                  4.1 Executive Committee. -- The Corporation shall have an Executive Committee consisting of seven members, including (i) the Chairman of the Board, the President and the Executive Officer appointed as Chief Financial Officer, each of whom shall be ex-officio members and (ii) four (4) additional Directors appointed by the Board. The Chairman of the Board, or in his absence, the President, shall preside at meetings of the Executive Committee.
                  The Executive Committee shall exercise such powers as may be assigned to it by the Board and may consider and make recommendations to the Board regarding any matters relating to the affairs of the Corporation.
                  Meetings of the Executive Committee shall be held at such times and places as the Executive Committee shall determine or upon call of the Chairman of the Board or the President. One-third of the members of the Executive Committee, including at least one ex-officio member and at least one other member, shall constitute a quorum of the Executive Committee for the transaction of business.
                  4.2 Other Committees. -- The Board may from time to time, by resolution adopted by a majority of the whole Board, designate one or more other committees, each committee to consist of two or more Directors of the Corporation. Any such committee shall exercise those powers as may be assigned to it by the Board.
                  4.3 Committee Rules; Quorum; Manner of Acting. -- Each committee may adopt rules consistent with these By-Laws governing the method of calling meetings and determining the time and place for holding such meetings. One-half of any committee for which a quorum is not otherwise set forth in these By-Laws shall constitute a quorum for the transaction of business, unless the Board shall otherwise provide, and the act of a majority of the members of such committee present at a meeting at which a quorum is present shall be the act of such committee.
                                    ARTICLE V
                                WAIVERS OF NOTICE
                  Any notice required by these By-Laws, by the Certificate of Incorporation, or by the Delaware General Corporation Law may be waived in writing by any person entitled to notice. The waiver, or waivers, may be executed either before or after the event with respect to which the notice is waived. Each Director or Shareholder attending a meeting without protesting the lack of proper notice prior to the conclusion of such meeting shall be deemed conclusively to have waived notice of the meeting.

                                   ARTICLE VI
                                    OFFICERS
                  6.1.  Titles.  -- The  Corporation  shall  have the  following
Officers: a Chairman of the Board, a President, one or more Vice Presidents, including Executive Vice Presidents and Senior Vice Presidents, a Secretary and a Treasurer. In addition, such other Officers as may be appointed by the Board at any time or from time to time. The Board may by resolution delegate to the Executive Committee, and to such other Officers as the Board may designate, the authority (i) to appoint Officers below the level of Executive Vice President or its equivalent, (ii) to assign powers and duties to any Officer below the level of Executive Vice President or its equivalent, (iii) to rescind or terminate the appointment of any Officer below the level of Executive Vice President or its equivalent, and (iv) to accept the resignation of any Officer. Any one or more Vice Presidents may be designated Senior Executive Vice President, Executive Vice President or Senior Vice President. One person may hold any two or more offices and perform the duties thereof.
                  6.2 Appointment, Term and Compensation of Officers. -- The Chairman of the Board and the President shall be appointed by the Board to hold office until the next annual meeting of the Board and until their successors are appointed and qualified. The term of office of all other Officers shall be at the pleasure of the Board. Subject to the terms of any agreement binding on the Corporation, the compensation of all Officers of the Corporation shall be fixed by resolution of the Board, except that the Board may authorize the Chairman or the President to fix the compensation of any person in any official position and to delegate such authority to any other Officers designated by the Board.
                  6.3 Duties and Authority of the Chairman of the Board. -- The Chairman of the Board shall be the Chief Executive Officer of the Corporation. Subject only to the direction and control of the Board, the Chairman have general charge and supervision over, and responsibility for, the business and affairs of the Corporation. Unless otherwise directed by the Board, all other Officers shall be subject to the authority and supervision of the Chairman. The Chairman may enter into and execute in the name of the Corporation contracts and other instruments in the regular course of business which are authorized, either generally or specifically, by the Board. The Chairman shall have the general powers and duties of management usually vested in the Chairman of a business corporation and shall have such other powers and duties as may be prescribed by the Board.
                  6.4 Duties and Authority of President. -- In the event of the Chairman's absence or inability to act, or if the Board has so designated, the President shall be the Chief Executive Officer of the Corporation. Otherwise, the President shall be the Chief Operating Officer of the Corporation and shall be responsible only to the Chairman and to the Board for those areas of operation of the business and affairs of the Corporation as shall be delegated to the President by the Board or by the Chairman. Unless otherwise specified by the Board or by the Chairman, all other Officers of the Corporation (except the Chairman) shall be subject to the authority and supervision of the President. The President may enter into and execute in the name of the corporation contracts or other instruments in the regular course of business that are authorized, either generally or specifically, by the Board.
                  6.5 Duties and Authority of Vice Presidents. -- Each Vice President shall perform the duties and have the authority that may be delegated to him or her from time to time by the Chairman, by the President or by the Board. In the absence of the President, or in the event of the President's death, inability, or refusal to act (unless the Board determines otherwise), the Vice President designated as successor for these purposes by the Board or, if there is none, the most Senior Vice President, shall perform the duties and be vested with the authority of the President.
                  6.6 Duties and Authority of Treasurer. -- Unless otherwise designated by the Board, the Treasurer shall be the Chief Financial Officer of the Company. The Treasurer, or any Assistant Treasurer, shall have custody of the funds and securities of the corporation and shall keep or cause to be kept regular books of account for the Corporation. The Treasurer, and each Assistant Treasurer, shall perform such other duties and possess such other powers as are incident to their respective offices or as shall be assigned to him or her by the Chairman, by the President or by the Board.
                  6.7 Duties and Authority of Secretary. -- The Secretary, or any Assistant Secretary, shall cause notices of all meetings to be served as prescribed in these By-Laws and shall keep or cause to be kept the minutes of all meetings and written consents of the Shareholders and the Board. The Secretary, and each Assistant Secretary, shall perform such other duties and possess such other powers as are incident to their respective offices or as shall be assigned to him or her by the Chairman, by the President or by the Board.

                                   ARTICLE VII
                       CAPITAL STOCK AND OTHER SECURITIES
                  7.1. Issuance of Stock and Other Securities.--Certificates of any class of capital stock of the Corporation and certificates representing any other securities of the Corporation shall be signed by the Chairman, the President, or any Vice President and countersigned by the Secretary, any Assistant Secretary, the Treasurer or any Assistant Treasurer. The signature of each Officer may be an engraved or printed facsimile. If an Officer or transfer agent or registrar whose facsimile signature has been placed upon certificates ceases to hold the official capacity in which he or she signed, the certificates may continue to be used. The certificates may, but need not, be sealed with the seal of the Corporation, or a facsimile of the seal. The certificates shall be countersigned and registered in whatever manner the Board may prescribe.
                  7.2. Lost, Stolen and Destroyed Certificates.--In case of lost, stolen or destroyed certificates, new certificates may be issued to take their place upon receipt by the Corporation of an appropriate affidavit accompanied by bond of indemnity and under whatever regulations may be prescribed by the Board. The giving of a bond of indemnity may be waived.
                  7.3. Transfer of Securities.--The shares of the capital stock or any other registered securities of the Corporation shall be transferable on the books of the Corporation by the holder thereof in person or by that person's authorized agent, or by the transferee, upon surrender for cancellation to the transfer agent of an outstanding certificate or certificates for the same number of shares or other security with an assignment and authorization to transfer endorsed thereon or attached thereto, duly executed, together with such proof of the authenticity of the signature and of the power of the assignor to transfer the securities as the Corporation or its agents may require.
                  7.4. Record Date for Dividends or Rights.--The Board may fix a record date in advance as of which shares of stock shall be held of record to entitle a Shareholder to the payment of any dividend, to the allotment of rights, or to exercise rights in respect to any change, conversion or exchange of capital stock of the Corporation. The record date shall not precede by more than sixty (60) days the date of the dividend payment, or the allotment of rights, or the date when the change, conversion or exchange of capital stock shall take effect. Only Shareholders of record on the record date shall be entitled to receive or exercise the rights or benefits when they shall accrue, notwithstanding any transfer of any stock on the books of the Corporation subsequent to the record date.
                  7.5. Issuance of Shares.--Shares of the capital stock of the Corporation which have been authorized but not issued may be sold or issued from time to time for such consideration as may be determined by the Board.

                                  ARTICLE VIII
                                 CORPORATE SEAL
                  The Seal of the Corporation shall be in such form as may be approved from time to time by the Board and said seal, or a facsimile thereof, may be imprinted or affixed by any process or in any manner reproduced. The Secretary and any other Officers authorized by resolution of the Board shall be empowered to use and attest the corporate seal on all documents.
                                   ARTICLE IX
                                  MISCELLANEOUS
                  9.1. Inspection of Corporate Records. -- The share register, or duplicate share register, and minutes of proceedings of the Shareholders shall be open to inspection for any proper purpose upon the written demand of any person who has been a Shareholder of record or holder of a voting trust certificate for at least six months immediately preceding that person's demand, or any person holding, or so authorized in writing by the holders of, at least five percent of the outstanding shares of any class. The inspection may be made at any reasonable time not less than five days after the person has given written notice of the demand to the Corporation. The inspection may be made in person or by an agent or attorney and shall include the right to make extracts. Demand for inspection shall be made in writing upon the President or Secretary of the Corporation.
                  9.2. Checks, Drafts, Etc.--All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness, issued in the name of or payable to the Corporation, shall be signed or endorsed by the person or persons and in such manner, manually or by facsimile signature, as shall be determined from time to time by the Board.
                  9.3. Execution of Contracts.--The Board may authorize any Officer or Officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the Corporation. The authority may be general or confined to specific instances. No Officer, agent or employee shall have any power or authority to bind the Corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount unless so authorized by the Board or these By-Laws.
                  9.4. Voting Shares of Other Corporations.--The Chairman, the President, or any Vice President are each authorized to vote, represent and exercise on behalf of this Corporation all rights incident to any and all shares of stock of any other corporation or corporations standing in the name of this Corporation. The authority herein granted may be exercised by those Officers either in person or by proxy or by power of attorney duly executed by the Officer.
                                    ARTICLE X
                       AMENDMENTS TO AND EFFECT OF BY-LAWS
                  10.1. Force and Effect of By-Laws. -- These By-Laws are subject to the provisions of the Delaware General Corporation Law and the Corporation's certificate of incorporation, as each may be amended from time to time. If any provision in these By-Laws is inconsistent with a provision in that Act or the certificate of incorporation, the provision of that Act or the certificate of incorporation shall govern.
                  10.2. Amendments to By-Laws. -- These By-Laws may be altered, amended, or repealed by the Shareholders or the Board. Any by-law adopted or amended by the Shareholders may be amended or repealed by the Board, unless the resolution of the Shareholders adopting the by-law expressly reserves to the Shareholders the right to amend or repeal it.