Form 10-Q
period 1998-09-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1998-11-17
CIK 1000779

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C. 20549
                            FORM 10-Q


(Mark One)

 X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998 or

                 Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                 For the transition period from_______________to____________


Commission File Number:    0-26954


                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
             (Exact name of Registrant as specified in its charter)


        Delaware                                       22-3350958
(State or other jurisdiction of
incorporation or organization)           (I.R.S. Employer Identification No.)



380 Allwood Road
Clifton, New Jersey                                      07012
(Address of principal executive offices)               (Zip Code)

(973) 471-1005
(Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of November 3, 1998 was 6,637,517.

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX



                                                                           Page


Part I - Financial Information (unaudited)

         Item 1 - Financial Statements

         Consolidated Delivery & Logistics, Inc. and Subsidiaries
          Condensed Consolidated Balance Sheets as of September 30,
          1998 and December 31, 1997                                         3
         Condensed Consolidated Statements of Income for the Three
          and Nine Months Ended September 30, 1998 and 1997                  4
         Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1998 and 1997                           5
         Notes to Condensed Consolidated Financial Statements                6

         Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               10

Part II - Other Information

         Item 1 - Legal Proceedings                                         14

         Item 6 - Exhibits and Reports on Form 8-K                          15

         Signature                                                          16

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except share information)

                                                                      September 30,               December 31,
                                                                           1998                       1997
                                                                    -------------------       -------------------
                                                                       (Unaudited)                 (Note 1)

                                ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                                               $823                   $1,812
       Accounts receivable, net                                              22,478                   21,275
       Prepaid expenses and other current assets                              3,301                    2,992
                                                                    -------------------       -------------------
         Total current assets                                                26,602                   26,079

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                6,795                    5,667
     OTHER ASSETS                                                            13,002                    4,403
     NONCURRENT ASSETS OF DISCONTINUED
       OPERATIONS                                                                 -                       10
                                                                    -------------------       -------------------
         Total assets                                                       $46,399                  $36,159
                                                                    ===================       ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Short-term borrowings                                                 $9,822                   $7,360
       Current maturities of long-term debt                                   1,747                    3,280
       Accounts payable and accrued liabilities                              16,790                   12,868
       Net liabilities of discontinued operations                               100                       52
                                                                    -------------------       -------------------
         Total current liabilities                                           28,459                   23,560

     LONG-TERM DEBT                                                           6,616                    2,240
     OTHER LONG-TERM LIABILITIES                                              1,559                    1,745
                                                                    -------------------       -------------------
         Total liabilities                                                   36,634                   27,545
                                                                    -------------------       -------------------

     STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value; 2,000,000 shares
        authorized; no shares issued and outstanding                              -                        -
      Common stock, $.001 par value; 30,000,000 shares
        authorized; 6,637,517 and 6,666,884 shares issued
        and outstanding at September 30, 1998 and
        December 31, 1997, respectively                                           7                        7
      Additional paid-in capital                                              9,026                    9,026
      Treasury stock, 29,367 shares at cost at
         September 30, 1998                                                    (162)                       -
      Retained earnings (accumulated deficit)                                   894                     (419)
                                                                    -------------------       -------------------
         Total stockholders' equity                                           9,765                    8,614
                                                                    -------------------       -------------------
         Total Liabilities and stockholders' equity                         $46,399                  $36,159
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

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                             For the Three Months Ended               For the Nine Months Ended
                                                   September 30,                            September 30,
                                        -------------------------------------     ----------------------------------
                                             1998                  1997               1998               1997
                                        ----------------      ---------------     --------------    ----------------

Revenue                                    $48,229               $44,259            $135,507          $126,368

Cost of revenue                             37,187                33,810             104,812            96,758
                                        ----------------      ---------------     --------------    ----------------

  Gross profit                              11,042                10,449              30,695            29,610

Selling, general, and
   administrative expenses                   9,770                 9,435              27,951            28,409
                                        ----------------      ---------------     --------------    ----------------

  Operating income                           1,272                 1,014               2,744             1,201

Other (income) expense:
  Gain on sale of subsidiary, net                -                     -                   -              (816)
  Other (income) expense, net                  (44)                    5                (215)             (209)
  Interest expense                             341                   318                 839               836
                                        ----------------      ---------------     --------------    ----------------

Income from continuing operations
   before income taxes                         975                   691               2,120             1,390

Provision for income taxes                     372                   277                 807               556
                                        ----------------      ---------------     --------------    ----------------

Income from continuing operations              603                   414               1,313               834

Loss from discontinued
  operations, net of tax benefit                 -                  (361)                  -              (452)
                                        ----------------      ---------------     --------------    ----------------

Net income                                    $603                   $53              $1,313              $382
                                        ================      ===============     ==============    ================

Basic income (loss) per share:
  Continuing operations                       $.09                  $.06                $.20              $.13
  Discontinued operations                       -                   (.05)                 -               (.07)
                                        ----------------      ---------------     --------------    ----------------
  Net income per share                        $.09                  $.01                $.20              $.06
                                        ================      ===============     ==============    ================

Diluted income (loss) per share:
  Continuing operations                       $.09                  $.06                $.19              $.13
  Discontinued operations                       -                   (.05)                 -               (.07)
                                        ----------------      ---------------     --------------    ----------------
  Net income per share                        $.09                  $.01                $.19              $.06
                                        ================      ===============     ==============    ================

Basic weighted average common
   shares outstanding                        6,638                 6,659               6,652             6,674
                                        ================      ===============     ==============    ================
Diluted weighted average common
   shares outstanding                        6,809                 6,659               6,820             6,674
                                        ================      ===============     ==============    ================

        See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                -----------------------------
                                                                                   1998               1997
                                                                                -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $1,313               $382
Adjustments to reconcile net income to net cash provided by
       operating activities -
    Gain on disposal of equipment and leasehold improvements                         (11)               (14)
    Gain on sale of subsidiary                                                         -               (816)
    Depreciation and amortization                                                  2,146              1,550
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                     287             (1,961)
        Prepaid expenses and other current assets                                   (407)              (587)
        Other assets                                                                (188)              (249)
      Increase (decrease) in -
        Accounts payable and accrued liabilities                                   2,979              3,429
        Other long-term liabilities                                                 (189)                93
                                                                                -------------    ------------
          Net cash provided by operating activities                                5,930              1,827
                                                                                -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of businesses, net of cash acquired                                   (4,786)                 -
  Proceeds from sale of equipment and leasehold improvements                          16                 30
  Additions to equipment and leasehold improvements                               (1,882)              (808)
                                                                                -------------    ------------
          Net cash used in investing activities                                   (6,652)              (778)
                                                                                -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                                          2,462               (307)
  Proceeds from long-term debt                                                       150                  -
  Repayments of long-term debt                                                    (2,937)              (916)
  Deferred financing costs                                                             -               (125)
                                                                                -------------    ------------
          Net cash used in financing activities                                     (325)            (1,348)
                                                                                -------------    ------------
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                    58               (188)
                                                                                -------------    ------------
          Net decrease in cash and cash equivalents                                 (989)              (487)
CASH AND CASH EQUIVALENTS, beginning of period                                     1,812              1,757
                                                                                -------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                            $823             $1,270
                                                                                =============    ============

       See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 1997, has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto which are included in the Company's Form 10-K for the year ended December 31, 1997.


(2)      BUSINESS COMBINATIONS

         In July 1998, the Company acquired all of the assets and certain liabilities of Metro Courier Network, Inc. ("Metro"), a provider of ground delivery services in Massachusetts, Maine and New Hampshire. The purchase price was approximately $4.4 million, consisting of $2.6 million in cash and a $1.8 million convertible note (the "Note") plus certain contingent payments. The excess purchase price over fair market value of the underlying assets of $4.38 million was allocated to goodwill and other intangible assets. The Note bears interest at the rate of 7% per annum, with interest payable quarterly, is due July 2001 and is subordinate to all indebtedness due or that may become due to the Company's senior lender, First Union Commercial Corporation or its affiliates. The Note is convertible in its entirety at the option of the holder at any time through July 1, 2001 into fully paid shares of the Company's common stock at a conversion price of $7 per share. The
         Note is convertible in its entirety at the option of the Company when the average closing sales price of the Company's common stock equals or exceeds $7 per share over a ninety day period. In addition, the purchase agreement also provides for a contingent earn out of up to $1.5 million which is payable to Metro based on the achievement of certain financial goals by the newly formed division during the two year period following the closing. Final determination of the purchase price will be made by October 2001.

         In August 1998, the Company acquired all of the outstanding shares of the capital stock of KBD Services, Inc. ("KBD"), a provider of ground delivery services in North and South Carolina. The purchase price was approximately $4.1 million consisting of $2.1 million in cash, a $1.5 million 7% subordinated convertible note (the "KBD Note") and a $500,000 7% contingent subordinated convertible note (the "Contingent Note"). The excess purchase price over fair market value of the underlying assets of $3.5 million was allocated to goodwill. The KBD
         Note is due August 5, 2003 with interest payable quarterly commencing October 1, 1998 and is convertible in its entirety at the option of the holder at any time through July 1, 2003 into fully paid shares of the Company's common stock at a conversion price of $6 per share. The KBD
         Note is convertible in part or in its entirety at the option of the Company when the average closing sales price of the Company's common stock equals or exceeds $6 per share over a thirty day period. The Contingent Note is subject to reduction or discharge if KBD's earnings before interest and taxes is less than $700,000 for the year ending July 31, 1999 and is due with interest on the finally determined principal on November 1, 1999. The holder or the Company may convert the Contingent Note in its entirety into fully paid shares of the Company's common stock at a conversion price of $6 after September 16, 1999 and through October 20, 1999. The KBD Note and the Contingent Note are subordinate to all indebtedness due or that may become due to the Company's senior lender, First Union Commercial Corporation or its affiliates.

         In September 1998, the Company acquired certain assets and assumed certain liabilities of Eveready Express Corp. ("Eveready"), a provider of ground delivery services in the New York City market place. The purchase price for the assets and certain non-competition agreements was $975,000, with $415,000 in cash and a $560,000 subordinated contingent note (the "Eveready Contingent Note"). The entire purchase price was allocated to goodwill and other intangible assets. The Eveready Contingent Note bears interest at the rate of 6% per annum, with semi-annual principal payments of $50,000 plus accrued interest commencing March 1999 and the remaining balance of principal and interest due September 2000. The final determination of the purchase price and the Eveready Contingent Note will be based upon the percentage of collected revenues earned by Eveready during the one-year period following the closing. The Eveready Contingent Note is subordinate to all indebtedness due or that may become due to the Company's senior lender, First Union Commercial Corporation or its affiliates.

         The above transactions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. The consolidated financial statements include the operating results of each business from the date of acquisition.

         The following summarized unaudited pro forma financial information assumes that the Metro and KBD acquisitions were consummated on January 1, respectively of 1998 and 1997. This information is not necessarily indicative of the results the Company would have obtained had these events actually occurred or of the Company's actual or future results.


                                              Three Months Ended                      Nine Months Ended
                                         September         September             September         September
                                         30, 1998          30, 1997              30, 1998           30, 1997
                                         Pro Forma         Pro Forma             Pro Forma         Pro Forma
                                         Combined          Combined              Combined           Combined
                                      ---------------- ------------------    ------------------ -----------------


           Revenue                        $48,847          $47,153                $142,823          $135,049
           Income from
            operations                      1,248              461                   3,192               974
           Net income                        $571             $100                  $1,334              $522

           Net income per
            share - basic                    $.09             $.02                    $.20              $.08
           Net income per
            share - dilued                   $.08             $.02                    $.20              $.08

(3)      SHORT-TERM BORROWINGS:

         Under the terms of its July 14, 1997 Revolving Credit Facility with First Union Commercial Corporation (the "Bank"), the Company was not in compliance with its tangible net worth and fixed charge coverage ratio, two of its loan covenants as of and for the three month period ended September 30, 1998. The Bank has issued a waiver to the Company with respect to such non-compliance for the three month period ended September 30, 1998. The Company is currently in negotiations concerning appropriate changes in such loan covenant and other substantive provisions of its revolving credit facility.


(4)      SUBORDINATED DEBENTURES:

         On April 1, 1998 the Company converted $740,000 of the $2 million of 8% Subordinated Convertible Debentures (the " 8% Debentures") to 10%
         Subordinated Convertible Debentures (the "10% Debentures") and issued $150,000 of additional 10% Debentures. The 10% Debentures are convertible into common stock of the Company at a conversion price of $5.50 per share, accrue interest at 10% per annum which is payable quarterly, mature on August 21, 2000 and extend the initial repayment date by one year from August 1998 to August 1999. The 10% Debentures are redeemable by the Company, in whole or in part, without premium or penalty at any time on or after August 18, 1999, at their face amount plus accrued and unpaid interest, if any, to the date of redemption. The 10% Debentures are redeemable at the option of the holder, in whole but not in part, without premium or penalty, at any time after August 21, 1999. As a result of the above transaction, the 10% Debentures, totaling $890,000, have been classified as long-term debt. The remaining 8% Debentures, totaling $1.3 million were repaid in August 1998.


(5)      LITIGATION:

         On March 19, 1997, a purported class action complaint, captioned Gapszewicz v. Consolidated Delivery & Logistics, Inc., et al. (97 Civ.
         1939), was filed in the United States District Court for the Southern District of New York (the "Court") against the Company, certain of the Company's present and former executive officers, and the co-managing underwriters of the Company's initial public offering (the "Offering"). The gravamen of the complaint was that the Company's registration statement for the Offering contained misstatements and omissions of material fact in violation of the federal securities laws and that the Company's financial statements included in the registration statement were false and misleading and did not fairly reflect the Company's true financial condition. The complaint sought the certification of a class consisting of purchasers of the Company's Common Stock from November 21, 1995 through February 27, 1997, rescission of the Offering, attorneys' fees and other damages. In April 1997, five other complaints containing allegations identical to the Gapszewicz complaint were filed in the same federal court against the Company. On May 27, 1997, these six complaints were consolidated into a single action entitled "In re Consolidated Delivery & Logistics, Inc. Securities Litigation". On July 16, 1997, the Company and the underwriter defendants filed a motion to dismiss the complaint. In response, the plaintiffs filed an amended complaint on October 20, 1997. A motion to dismiss the amended complaint was filed by the Company and the underwriter defendants on December 15, 1997. The motion was denied on May 11, 1998. On October 7, 1998 a Stipulation and Agreement of Settlement (the "Settlement Agreement") was entered into by the parties providing for a Settlement Fund of $1.5 million. A preliminary order approving the terms of the settlement was issued by the Court on October 19, 1998. Mailing of Notice and Proof of Claims to class members under the terms of the Settlement Agreement was completed by October 23, 1998. Class members who wish to be excluded from the class must request exclusion by December 4, 1998. A final settlement hearing formally approving the settlement is scheduled for December 18, 1998. The last date for filing Proof of Claims by any class member is February 20, 1999. The full amount of the settlement is covered by the Company's applicable insurance. Accordingly the settlement will not have a material adverse affect on the Company's financial condition or results of operations.

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

(6)      EARNINGS PER SHARE:

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), in the quarter ended December 31, 1997. SFAS 128 establishes standards for the method of computation, presentation and disclosure for earnings per share ("EPS") and requires the presentation of basic and diluted EPS. Previously reported EPS amounts were not affected by the adoption of this new standard. The conversion of the debentures into common stock (see Note 4) were antidilutive for 1998 and 1997. The effect of the conversion of unexercised stock options were antidilutive for 1997.

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands) -


                                                     Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                                 --------------------------------      ------------------------------
                                                      1998              1997               1998             1997
                                                 ---------------    -------------      -------------     ------------

           Basic weighted average
            common shares oustanding                    6,638             6,659               6,652            6,674
           Effect of dilutive securities:
             Stock options                                171                 -                 168                -
                                                 ---------------    -------------      -------------     ------------
           Diluted weighted average
            common shares outstanding                   6,809             6,659               6,820            6,674
                                                 ===============    =============      =============     ============


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

Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained in this Form 10-Q includes information that is forward looking, such as the Company's expectations for future performance, its growth and acquisition strategies, its anticipated liquidity and capital needs, the prospects for settlement of litigation, the ability to lower costs through increased route density, the effects of Year 2000 compliance and its future prospects. The matters referred to in such forward looking statements could be affected by the risks and uncertainties related to the Company's business. Actual results may vary from these forward-looking statements due to many factors including but not limited to: lack of satisfactory acquisition candidates and/or an inability to conclude acquisitions on satisfactory terms; acquisition limitations under the terms of the existing credit facility; inability to obtain acquisition financing on satisfactory terms, the effect of economic and market conditions, the ability of the Company to execute its strategic plan, the impact of competition and the Company's reported results varying materially from management's current expectations. Investors are further cautioned that the Company's financial results can vary from quarter to quarter, and the financial results reported for the first nine months may not necessarily be indicative of future results. For more information about the Company, please review the Company's most recent Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 Compared to Nine Months Ended
  September 30, 1997

Revenue increased for the nine months ended September 30, 1998 by $9.1 million or 7.2%, to $135.5 million compared to revenue of $126.4 million for same period in 1997. The Company's ground delivery divisions accounted for the revenue increase as a result of newly added customers, continued strong internal growth of the Company's core businesses and partially due to revenue from acquisitions. The revenue contribution from acquisitions of $2.8 million offset one time incremental revenue generated in August, 1997 as a result of a strike at United Parcel Service. The air division's revenue for nine months did not increase over revenue generated for the same time period in 1997. Revenue increases generated as a result of newly added customers were offset due to a concerted effort by air division management to identify and eliminate low margin product lines.

Cost of revenue increased by $8.0 million or 8.3% from $96.8 million for the first nine months of 1997 to $104.8 million for the nine months ended September 30, 1998. The increase in costs stated as a percentage of revenue represents an increase from 76.6% for the first nine months of 1997 to 77.3% for the first nine months of 1998 or 0.7%. The cost of revenue increase has been isolated to the Southeast and Midwest/West ground operations where the majority of such ground business is dedicated and/or route - scheduled deliveries. This product line has experienced a lack of driver availability causing payroll cost to increase resulting from the current low level of unemployment; coupled with some initial start-up costs for new business being absorbed by the operations at these regions. Concurrently, the Northeast ground operation demonstrated a reduction in costs as a result of an improved delivery route matrix and higher distribution volume. The air division has also seen lower costs as they continue to analyze profitability for each of their major accounts.

Selling, general and administrative expense (SG&A) continues to decrease when comparing period to period levels. SG&A decreased $458,000 or 1.6% for the nine months ended September 30, 1998 compared to the same period in the prior year. The nine months ended September 30, 1998 shows a reduction of approximately $800,000 in SG&A, offset somewhat by increased depreciation expense of approximately $300,000 as a result of an investment in technology. SG&A for the first nine months of 1998 was 20.6% stated as a percentage of revenue compared to 22.5% for the first nine months of 1997, a decrease of 1.9%.

As a result of the matters discussed above, operating income increased by $1.5 million or 125% from $1.2 million for the nine months ended September 30, 1997 to $2.7 million for the nine months ended September 30, 1998. Operating income for the first nine months of 1998 was 2.0% stated as a percentage of revenue versus 1.0% for the same period in 1997.

Income from continuing operations before income taxes increased by $730,000, or 52.1%, from $1.4 million for the first nine months of 1997 to $2.1 million for the first nine months of 1998.

Three Months ended September 30, 1998 Compared to the Three Months Ended
  September 30, 1997

Revenue for the third quarter of 1998 increased by $4.0 million or 9.0% from $44.2 million for the third quarter of 1997 to $48.2 million for the same period in 1998. The increased revenue resulted primarily from a $4.7 million increase in the Company's ground operations offset slightly by a reduction of approximately $0.7 million in the Company's air division. Increased revenue from acquisitions of approximately $2.8 generated in the third quarter of 1998 were offset by an incremental revenue increase during the third quarter of 1997 due to the positive impact of the short-lived United Parcel Service strike.

The cost of revenue differential for the third quarter 1998 stated as a percent of revenue compared to the third quarter 1997 increased slightly from 76.4% to 77.1% due to the lack of driver availability and initial start-up costs for new business added to the Southeast and Northeast regions of the Company.

Selling general and administrative expenses stated as a percentage of revenue declined by 1.0% from 21.3% for the third quarter of 1997 to 20.3% for the third quarter of 1998. SG&A increased $335,000 or 3.6% during the third quarter of 1998 as compared to the same period in 1997. The primary contribution to the dollar increase in SG&A is depreciation expense as a result of increased capital expenditures in technology, with the remaining increase in dollars attributable to newly added salespersons.

As a result of the matters discussed above, operating income for the third quarter of 1998 improved to $1.3 million compared to $1.0 million for the same period in 1997.

Income from continuing operations was 45.7% higher for the three months ended September 30, 1998 compared to the same period in 1997, increasing from $414,000 or 0.9% of revenues for the third quarter 1997 to $603,000 or 1.3% of revenues for the third quarter 1998.

The Company is presently undergoing an employment tax examination by the Internal Revenue Service (the "IRS"). The examination covers certain payments made during the 1995, 1996 and 1997 tax years to employee owner operators for all or a portion of the costs of operating their vehicles in the course of their employment. The Company believes that these arrangements do not represent additional compensation to those employees. However, there can be no assurance that the IRS will not seek to recharacterize some or all of such payments as additional compensation. If such amounts were recharaterized, the Company could have to pay additional employment-related taxes on such amounts.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $4.4 million to a deficit of $1.9 million at September 30, 1998 from $2.5 million at December 31, 1997. The decrease represents the use of the Company's line of credit to to consummate the previously discussed acquisitions. Cash and cash equivalents decreased by $1.0 million from $1.8 million at December 31, 1997 to $800,000 at September 30, 1998. The Company utilized cash of $1.0 million and cash generated by its operations of $5.9 million to purchase three businesses for $4.8 million, to purchase equipment and leasehold improvements totaling $1.9 million, and to reduce its net borrowings by $325,000.

As of April 1, 1998 the Company converted $740,000 of its $2.0 million 8% Subordinated Convertible Debentures to 10% Subordinated Convertible Debentures, and issued an additional $150,000 of the 10% Subordinated Convertible
Debentures. In August 1998, the Company redeemed $1.3 million of its 8% Subordinated Convertible Debentures. These transactions did not affect availability under the terms of the Company's credit facility. At September 30, 1998 the Company had $4.3 million available under its credit facility.

The Company has engaged an exclusive placement agent for the proposed sale of $20 million of senior subordinated notes to provide additional financing to fund the Company's anticipated acquisitions for which negotiations are being currently conducted.

In addition, the Company is also conducting current negotiations to modify its existing credit facility to increase the maximum available from $15 million to $22.5 million and to provide for an equipment acquisition loan facility of up to $2.5 million.

Management believes that cash flow from its operations, together with its existing and anticipated borrowing capacity, as discussed above, are sufficient to support the Company's operations and general business and liquidity requirements for the foreseeable future, including anticipated acquisitions.



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

Year 2000 Compliance

The Company is aware of the issues related to the approach of the Year 2000 and continues to address the impact of these issues on it business to ensure that its critical systems will function appropriately for the turn of the century. These issues affect computer systems that have date-sensitive programs that may not properly recognize the Year 2000, as well as machines and equipment that contain imbedded technology, such as security systems, telephone switches, telephones and postal meters.

The Company's Year 2000 efforts are being carried out by the Company's Year 2000 team, under the leadership of the Director of Information Technology. The Year 2000 team has formalized a project plan to focus on four areas: (i) internal business and financial information systems including computer hardware, application software, operating systems and data telecommunications; (ii) imbedded technology; (iii) third party interfaces with customers, vendors, banks and others, where information is exchanged electronically; and (iv) third party compliance where the third party provides critical services to the Company, such as telecommunication carriers, mobile network providers, insurance companies and financial institutions. The first phase in the Company's plan is data gathering to determine whether systems are Year 2000 compliant and to ascertain the costs of bringing the systems and interfaces into compliance. This phase is underway and is scheduled for completion by the end of 1998 for all of the aforementioned areas except third party compliance, which is anticipated to be an ongoing project as third party progress is monitored against such parties Year 2000 compliance plans. The remaining phases of the Company's plan include assessment of associated risks of non-compliance, prioritization of upgrades and replacements, implementation of the development program and development of a contingency plan.

Based on a preliminary estimate, the Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant to exceed $250,000. The estimate of the cost to upgrade or replace systems is subject to the completion of phase one as described above.

The Company is in the process of obtaining information concerning the Year 2000 compliance status of its suppliers and customers. In the event that the Company's airline, utility or telecommunication vendors do not successfully and timely achieve Year 2000 compliance, the Company's operations could be adversely affected by the absence of a means to communicate with its customers, vendors, drivers and others. Since the Company has not yet fully obtained Year 2000 information from its suppliers and customers, the Company is not in a position to be able to develop a contingency plan or fully detail the elements of a worst-case scenario.

The preceding discussion contains numerous forward-looking statements and should be read in conjunction with the "Disclosure Regarding Forward-Looking Statements" appearing at the beginning of "Management's Discussion and Analysis of Financial Condition and Results of Operations." Expectations about future Year 2000 related costs and the progress of the Company's Year 2000 plan are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations, including the Company identifying hardware, software and devices that are not Year 2000 compatible, the nature and amount of related labor and consulting costs and the success of the Company's significant vendors and customers in addressing their Year 2000 issues.



Inflation

Inflation has not had a material impact on the Company's results of operations.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings.

On March 19, 1997, a purported class action complaint, captioned Gapszewicz v. Consolidated Delivery & Logistics, Inc., et al. (97 Civ. 1939), was filed in the United States District Court for the Southern District of New York (the "Court") against the Company, certain of the Company's present and former executive officers, and the co-managing underwriters of the Company's initial public offering (the "Offering"). The gravamen of the complaint was that the Company's registration statement for the Offering contained misstatements and omissions of material fact in violation of the federal securities laws and that the Company's financial statements included in the registration statement were false and misleading and did not fairly reflect the Company's true financial condition. The complaint sought the certification of a class consisting of purchasers of the Company's Common Stock from November 21, 1995 through February 27, 1997, rescission of the Offering, attorneys' fees and other damages. In April 1997, five other complaints containing allegations identical to the Gapszewicz complaint were filed in the same federal court against the Company. On May 27, 1997, these six complaints were consolidated into a single action entitled "In re Consolidated Delivery & Logistics, Inc. Securities Litigation". On July 16, 1997, the Company and the underwriter defendants filed a motion to dismiss the complaint. In response, the plaintiffs filed an amended complaint on October 20, 1997. A motion to dismiss the amended complaint was filed by the Company and the underwriter defendants on December 15, 1997. The motion was denied on May 11, 1998. On October 7, 1998 a Stipulation and Agreement of Settlement (the
"Settlement Agreement") was entered into by the parties providing for a Settlement Fund of $1.5 million. A preliminary order approving the terms of the settlement was issued by the Court on October 19, 1998. Mailing of Notice and Proofs of Claims to class members under the terms of the Settlement Agreement was completed by October 23, 1998. Class members who wish to be excluded from the class must request exclusion by December 4, 1998. A final settlement hearing formally approving the settlement is scheduled for December 18, 1998. The last date for filing Proof of Claims by any class member is February 20, 1999. The full amount of the settlement will be covered by the Company's applicable insurance. Accordingly the settlement will not have a material adverse affect on the Company's financial condition or results of operations.

In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation, a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Under the terms of its acquisition of Securities Courier, the Company has certain rights to indemnification from Mr. Brana. Discovery is currently pending and as a result the Company is unable to make a determination as to the merits of the claim. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the consolidated financial position or results of operations of the Company. A discovery cutoff date has been set by the court for December 4, 1998.

The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day ground and air delivery operations. Management believes that none of these actions will have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

                   3.2 Amended and Restated By-laws of Consolidated Delivery & Logistics, Inc. (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 and incorporated herein by reference).

                  10.1 Amendment to Employment Agreement, dated as of January 5, 1998, with Albert W. Van Ness, Jr.

                  27.1 Financial Data Schedule (for electronic submission only)

         (b)   Report  on  Form  8-K  filed  on July  16,  1998  concerning  the
               Company's   acquisition   of  all  of  the  assets  and   certain
               liabilities of Metro Courier Network, Inc.

              Report on Form  8-K  filed  on  August  18,  1998  concerning  the
               Company's acquisition of all of the capital stock of KBD Services, Inc.

              Report on Form  8-K  filed  on  August  19,  1998  concerning  the
               Company's private placement for the proposed sale of $20 million of senior subordinated notes.

              Report on Form 8-K/A filed on September  15, 1998  concerning  the
               Company's   acquisition   of  all  of  the  assets  and   certain
               liabilities of Metro Courier Network, Inc.

              Report on Form 8-K filed on  September  28,  1998  concerning  the
               Company's acquisition of certain assets and certain liabilities of Eveready Express, Corp.

              Report on Form 8-K/A  filed on October  19,  1998  concerning  the
               Company's acquisition of all of the capital stock of KBD Services, Inc.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   November 16, 1998        CONSOLIDATED DELIVERY & LOGISTICS, INC.




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

                                  EXHIBIT INDEX


10.1     Amendment to Employment Agreement, dated as of January 5, 1998, with
           Albert W. Van Ness, Jr.

27.1     Financial Data Schedule (for electronic submission only)

Exhibit 10.1

                        AMENDMENT TO EMPLOYMENT AGREEMENT

                             Dated: January 5, 1998



         This Amendment dated January 5, 1998 amends the Employment Agreement dated February 5, 1997 as amended by an Amendment dated December 23, 1997 (the "Agreement") by and between Consolidated Delivery and Logistics, Inc., (the "Company") and Albert W. Van Ness, Jr. (the "Employee").

         WHEREAS, the Employee has served as Chairman and Chief Executive Officer of the Company from February 5, 1997 to date; and

         WHEREAS, the Board of Directors of the Company desire to retain the services of the Employee for an additional one year term commencing January 5, 1998 ("First Renewal Term")

         WHEREAS, the Compensation Committee ("Committee") of the Board of Directors of Consolidated Delivery and Logistics, Inc. have met at certain duly convened meetings and have approved the extension of the Agreement for an additional one year term ("First Renewal Term"); and

         WHEREAS, the Employee desires to continue to serve as Chairman and Chief Executive Officer for such First Renewal Term.

         NOW, THEREFORE in consideration of the mutual promises herein to be kept and other good and valuable considerations the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

                  1. Capitalized terms used herein but not defined herein shall have the meaning ascribed in the Agreement.

                  2.  The following shall be added as a new sub-paragraph (d) to
                      Section 3 of the Agreement:

         "(d) For all services rendered by the Employee during the First Renewal Term of the Agreement, the Employee shall be compensated as follows:

         (i) The Company shall pay the Employee a salary at the rate of $125,000 per annum payable on a bi-weekly basis.

         (ii) Employee shall receive as additional compensation stock option grants for a total of 100,000 shares which shall vest in full as of January 5, 1998. These shares shall have a strike (exercise) price equal to $2.625 per share. The options described in this subsection shall expire on 5:00 PM on January 4, 2008. The Company shall provide Employee concurrent with the signing of this Agreement the following documents covering these grants:

         (a) One Incentive Stock Option  Agreement  covering 38,095 shares;  and
         (b) One non-qualified Stock Option Agreement covering 61,905 shares.

         (iii) As additional contingent compensation the Employee shall receive one stock option grant covering up to 60,000 shares which shall vest in full as of January 5, 1998 with a strike (exercise) price equal to $2.625 per share and having an expiration date of 5:00 PM January 4, 2008. The actual number of options to be granted shall be based on achievement of performance criteria for 1998 to be agreed to by the Company and the Employee.

         (iv) As additional contingent compensation, if the share price of the Company stock increases at any time by $2.00 or more over the January 5, 1998 share price of $2.625 (NASDAQ end of day) a non-qualified stock option for 35,000 shares shall automatically be granted to the Employee. These shares shall have a strike (exercise) price equal to $2.625 per share. These options shall vest in full as of January 5, 1998 and shall expire at 5:00 PM on January 4, 2008.

         (v) As additional contingent compensation the Employee shall receive an additional stock option grant covering 25,000 shares which shall vest in full as of January 5, 1998 upon achievement of any of six of the company's nine corporate goals set out in the Company's "1998 Strategic Plan." These shares shall have a strike (exercise) price equal to $2.625 per share. These options shall vest in full as of January 5, 1998 and shall expire at 5:00 PM on January 4, 2008.

         3.  The following shall be added as a new Section 15 to the Agreement:

                  "Section 15.   Change of Control.
                  In the event of a consolidation, merger or transfer of all or substantially all of the assets of the Company to another person or entity whereby immediately after such transaction, 50% or more of the voting securities of the Company have been transferred, the Company shall immediately prior to such transfer pay the Employee an amount in cash equal to the Employee's salary for the remainder of the First Renewal Term of this Agreement. In addition any and all conditions set forth in Section 3 (d) (iii) (b), (iv) and (v) of the
                  Agreement with respect to contingent compensation shall be deemed to have been satisfied and all contingent stock options shall be granted to the Employee immediately prior to such transfer.

4. The last two sentences of Section 5 (b) of the Agreement are hereby deleted and replaced with the following: "For a period of four months commencing on the effective date of the termination of his employment, Employee agrees that he will not hire any executive of the Company or its subsidiaries or solicit or induce any such executive to leave the employment of the Company."

                  5. The parties agree that this Amendment maybe executed by each party signing a facsimile copy hereof and shall become effective upon the Company 's receipt of one fully executed facsimile copy. Each fully executed facsimile copy held by the parties shall be deemed a valid and enforceable original copy of this Amendment.

                  6. All terms and conditions of the Agreement not expressly amended hereby shall remain in full force and effect.

         IN WITNESS WHEREOF, the Company and the Employee each have caused this Amendment to be executed by its duly authorized officers and shall be deemed to be effective upon signature below by both parties.

CONSOLIDATED DELIVERY                                THE EMPLOYEE:
AND LOGISTICS, INC.


By: /s/  William T. Brannan                   /s/  Albert W. Van Ness, Jr.
     William T. Brannan, President            Albert W. Van Ness, Jr.

Date:  January 5, 1998