Form 10-K
period 1998-12-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1999-04-01
CIK 1000779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-K
                               -------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998        Commission File No.:  0-26954


                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                                22-3350958
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

                     Common Stock, par value $.001 per share

     Indicate by check mark whether: the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $21,079,156 as of March 12, 1999.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Outstanding as of March 12, 1999
         Common Stock, $.001 par value                      7,043,702

     Documents Incorporated by Reference: The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 1998.

                                     PART I

     Statements and information presented within this Annual Report on Form 10-K for Consolidated Delivery & Logistics, Inc. (the " Company", "CDL") include certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including, but not limited to, such matters as future business development, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors (Item 1 - Risk Factors) discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by these factors.

Item 1.  Business

     Consolidated Delivery & Logistics, Inc. was founded in June 1994 to create a national, full service, time critical ground and air delivery and logistics company. In November 1995, in conjunction with the Company's initial public offering (the "IPO" , "Offering") the Company acquired eleven time critical ground and air delivery businesses in fifty-two cities across the United States. Subsequent to the IPO and through December 31, 1998, the Company acquired eleven additional time critical ground and air delivery businesses in fourteen cities. See "--Recent Acquisitions."

     The Company is a leading provider of customized time critical delivery services to a wide range of commercial, industrial and retail customers. The Company's ground delivery operations are concentrated on the East Coast and in the Midwest with a strategic presence on the West Coast. The Company's air delivery services are provided throughout the United States and to major cities around the world.

     The Company's ground delivery services are generally divided between rush delivery, dedicated contract logistics, routed services and facilities management. Rush delivery service typically consists of delivering time-sensitive packages, such as critical machine parts or emergency medical devices, point-to-point on an as needed basis. Routed service provides, on a recurring and often daily basis, deliveries from pharmaceutical suppliers to pharmacies, from manufacturers to retailers, and the interbranch distribution of financial documents in a commingled system. Dedicated contract logistics service provides a comprehensive solution to major corporations that want the control, flexibility and image of an "in-house" fleet with all the economic benefits of outsourcing.

     The Company's air delivery services are generally divided into customized heavy freight, next-flight-out and international shipments. Customized heavy freight service typically involves the movement of heavyweight and oversize shipments from businesses such as printers and computer distributors who require extra handling, late cut-off times or time-definite delivery windows. Next flight out service provides such businesses as advertising agencies and entertainment companies the ability to ship their product on the next available flight to be delivered directly to their customer. International service provides companies the ability to have additional attention, shorter transit time or time-definite delivery windows anywhere in the world.

Industry Overview

     The ground and air delivery industry in the United States is composed largely of companies providing same-day, next-day and two-day services. The Company primarily services the same-day, time critical delivery market. In contrast, the next-day and two-day delivery markets are dominated by large national entities, such as United Parcel Service, Inc. ("UPS") and FedEx Corp. ("FedEx").

     The Company believes that the same-day delivery industry, which is currently serviced by a fragmented system of approximately 10,000 companies that include only a small number of large regional or national operators, is undergoing substantial growth and consolidation. The Company believes that several factors, including the following, are driving the growth and consolidation of the industry:

     Outsourcing and Vendor Consolidation. Commercial and industrial concerns, which are major consumers of same-day delivery services, have continued to follow the trend of concentrating on their core business by outsourcing non-core activities. Businesses also are increasingly seeking single-source solutions for their regional and national same-day delivery needs rather than utilizing a number of smaller local delivery companies. At the same time, larger national and international companies are looking toward decentralized distribution systems. The Company believes that significant opportunities exist for larger regional or national carriers that are able to provide a full range of services to such businesses.

     Heightened Customer Expectations. Increasing customer demand for specialized services such as customized billing, enhanced tracking, storage, inventory management and just-in-time delivery capabilities favor companies with greater resources to devote to providing such services. The use of facsimile and the internet have increased the processing of information and transactions such that the requirements for immediate delivery of a wide range of critical items has become commonplace. This practice increases demand for same-day, time critical delivery services

     New Market Opportunities. The significant growth in Internet, catalog, at-home shopping and in-home medical care present substantial expansion opportunities for companies capable of economically providing more customized and reliable services.

Services

     The Company provides a full range of customized, time-critical ground and air delivery service options.

Ground Delivery

     Rush. In providing rush or service on demand, CDL messengers and drivers respond to customer requests for immediate pick up and delivery of time-sensitive packages. The Company generally offers one-, two- and four-hour service, seven days a week, twenty-four hours a day. Typical customers include commercial and industrial companies, hospitals and service providers such as accountants, lawyers, advertising and travel agencies and public relations firms.

     Scheduled. The Company's scheduled delivery services are provided on a recurring and often daily basis. The Company typically picks up or receives large shipments of products, which are then sorted, routed and delivered. These deliveries are made in accordance with a customer's specific schedule that generally provides for deliveries to be made at particular times. Typical routes may include deliveries from pharmaceutical suppliers to pharmacies, from manufacturers to retailers, the interbranch distribution of financial documents, payroll data and other time-critical documents for banks, financial institutions and insurance companies. The Company also provides these services to large retailers for home delivery, including large cosmetic companies, door-to-door retailers, catalog marketers, home health care distributors and other direct sales companies.

         Facilities Management. The Company provides mailroom management services, including the provision and supervision of mailroom personnel, mail and package sorting, internal delivery and outside local messenger services. Typical customers include commercial enterprises and professional firms.

         Dedicated Contract Logistics. CDL offers efficient and cost effective dedicated delivery solutions, including, but not limited to, fleet replacement solutions, dedicated delivery systems and transportation systems management services. These services provide major pharmaceutical wholesalers, office product companies and financial institutions with the control, flexibility and image of an "in-house fleet" with all of the economic benefits of outsourcing.

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

Operations

Overview

         The Company's Ground and Air Divisions are currently managed and evaluated separately. The divisions have operations centers staffed by dispatchers, as well as order entry and other operations personnel. The Ground and Air Divisions operate from fifty eight leased facilities in twenty two states across the country.

Ground Delivery

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

Air Services

         The Company's air courier and airfreight service begins with a customer placing an order, which is then dispatched for pickup. A tracking number is assigned to the shipment and entered into the Company's computer system. The shipment is then routed based on delivery specifications, destination and timing considerations. At the final destination, a "proof of delivery" is obtained to conclude and confirm the delivery, at which time the customer is invoiced.

Sales and Marketing

         The Company believes that a direct sales force most effectively reaches its customers for same-day, time critical delivery services and, accordingly, the Company does not currently engage in mass media advertising. The Company markets directly to individual customers by designing and offering customized service packages after determining a customer's specific delivery and distribution requirements. The Company is implementing a coordinated "major account" strategy by building on established relationships with regional and national customers. The Company also employs certain direct response marketing techniques.

         Many of the services provided by the Company, such as facilities management, dedicated contract logistics and routed delivery services, are determined on the basis of competitive bids. However, the Company believes that quality and service capabilities are also important competitive factors. In certain instances, the Company has obtained business by offering a superior level of service, even though it was not the low bidder for a particular contract. The Company derives a substantial portion of its revenues from customers with whom it has entered into contracts. Virtually all scheduled dedicated vehicle and facilities management services are provided pursuant to contracts. Most of these contracts may be terminated by the customer on relatively short notice without penalty.

Competition

         The market for the Company's delivery service is highly competitive. The Company believes that the principal competitive factors in the markets in which it competes are reliability, quality, breadth of service and price. CDL competes on all such factors. Most of the Company's competitors in the time-critical ground and air delivery market are privately held companies that operate in only one location or in a limited service area.
However, there is a growing trend toward consolidation in the industry.

         In addition to the time-critical delivery services provided by CDL, customers also utilize next-day and second-day services. The market for next-day and second-day services is dominated by nationwide network providers, which have built large, capital-intensive distribution channels that allow them to process a high volume of materials. These companies typically have fixed deadlines for next-day or second-day delivery services. In contrast, the Company specializes in on-demand, next-flight-out deliveries or services which, by their nature, are not governed by rigid time schedules. If a customer is unable to meet a network provider's established deadline, the Company can pick up the shipment, put it on the next available flight and deliver it, in some cases, before the network provider's scheduled delivery time. The Company's services are available twenty-four hours a day, seven days a week.

         The Company obtains space on scheduled airline flights to provide its air services and accordingly does not have to acquire or maintain an expensive fleet of airplanes. As a result, the Company can provide a more flexible, specialized service to its customers without incurring the high fixed overhead that the larger network providers must incur.

Acquisitions and Divestitures

         In November 1995 the Company commenced operations simultaneously with the acquisition of eleven companies providing same-day delivery and logistics services. The aggregate consideration paid by the Company was approximately $29.6 million in cash and 2,935,702 shares of Common Stock, par value $.001 per share (the "Common Stock"), for an aggregate value of approximately $67.8 million. In addition to the acquisition of the eleven companies, CDL acquired certain additional assets from two companies in transactions accounted for as purchases. The assets acquired in those transactions were not material to CDL.

         In 1996, the Company acquired five additional businesses aggregating approximately $15.6 million in annual revenues. The aggregate purchase price paid by the Company for these businesses was approximately $3.3 million, consisting of a combination of cash, seller-financed debt and shares of Common Stock. The purchase price was subsequently reduced by approximately $616,000 due to actual revenue not reaching projected revenue as stipulated in the purchase agreements. Each of the transactions has been accounted for as a purchase.

         In 1997, the Company did not make any acquisitions and instead focused on internal growth. Consistent with the change in strategic focus, in January 1997, the Company sold its contract logistics subsidiary to David Mathia, its founder and president, in exchange for 137,239 shares of the Company's common stock. In connection with the sale, the Company recorded a gain of approximately $816,000 before the effect of Federal and state income taxes. During December 1997, the Company sold its direct mail business for $850,000 in cash and notes. In connection with the sale, the Company recorded a gain of approximately $23,000 net of Federal and state income taxes of approximately $15,000. Accordingly, the direct mail business (which reflected income of $171,000 in 1996 and a loss of $1.2 million in 1997) has been reclassified as discontinued operations in the accompanying consolidated financial statements.

         In 1998 the Company acquired four additional same-day, time critical delivery businesses with aggregate annual revenues of approximately $25.1 million. The aggregate purchase price paid for these businesses was $14.5 million consisting of a combination of cash, shares of Common Stock, and seller-financed debt. Each of the transactions has been accounted for as a purchase. - See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In February 1999 CDL acquired an air delivery company with annual revenues of approximately $14.9 million. The acquisition was accounted for as a purchase. The price paid for this business was approximately $5.9 million consisting of a combination of cash, shares of Common Stock and seller financed debt. Under the terms of the agreement there is the potential for up to $520,000 to be paid upon the accomplishment of certain financial and operational objectives.

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

Employees and Independent Contractors

         At December 31, 1998, the Company employed approximately 3,500 people, 2,400 as drivers or messengers, 600 in operations, 300 in clerical and administrative positions, 60 in sales and 140 in management. The Company is not a party to any collective bargaining agreements, although the Company is subject to union organizing activity from time to time. The Company also had contracts with approximately 1,400 independent contractor drivers as of December 31, 1998. The Company has not experienced any work stoppages and believes that its relationship with its employees and independent contractor drivers is good. See "Risk Factors - Independent Contractors and Employee Owner/Operators."

Risk Factors

         In reading this report, you should consider the following risks carefully. The risks described below are not the only ones that we face. Additional risks about which we do not yet know or that we currently think are immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks. You should also refer to the other information set forth in this Report. This Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "may," "will," "expect," "believe," "intend," "anticipate," "estimate," or similar words. These statements are only predictions and are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual results and events may vary materially from those discussed in the forward looking statements. We discuss risks and uncertainties that might cause such a difference below and elsewhere in this Report.

Limited Combined Operating History

         We conducted no operations and generated no revenue prior to our IPO in November, 1995. At that time, we acquired eleven companies in the same-day delivery and logistics business. Since then, we have acquired several additional businesses. Prior to their acquisition by us, the companies that we have acquired were operated as independent entities. The process of integrating the operations of these businesses into our business may involve unforeseen difficulties and may require a significant amount of our financial and other resources, including management time. We cannot assure you that we will be able to integrate the operations of these businesses successfully into our operations. In addition, to manage the combined enterprise on a profitable basis we must conform all acquired companies into certain necessary common systems and procedures, including computer and accounting systems. We cannot be certain that we will successfully institute these common systems and procedures for all acquired companies. Our inability to integrate or successfully manage the companies we have acquired or acquire in the future could have a material adverse effect on our business, financial condition and results of operations.

Ability to Manage Growth

         We expect to expend significant time and effort in expanding our business and acquiring other businesses. This growth may place a significant strain on our resources. We cannot be certain that our systems, procedures and controls will be adequate to support our operations as they expand. Any future growth also will impose significant additional responsibilities on members of our senior management, including the need to identify, recruit and integrate new senior level managers and executives. We cannot be certain that we can identify and retain such additional managers and executives. As a result, we cannot assure you that we will be able to expand our business or manage any future growth effectively and profitably.

Risks Related to Our Acquisition Strategy

         In 1997 we made no acquisitions. One of our strategies for 1998, however, was to increase our revenues and profitability and expand our markets through the acquisition of selected companies in the same-day ground and air delivery business. The Company added 4 such businesses in 1998 and intends to continue its acquisition activity into 1999. Consistent with that plan, CDL acquired an air delivery company in February 1999. We may not, however, be able to identify, acquire or manage profitable additional businesses or integrate successfully any acquired businesses without substantial costs, delays or other operational or financial problems. Acquisitions involve a number of special risks, including:

o Possible adverse effects on our operating results and the timing of those results; o Diversion of management's attention; o Dependence on retaining, hiring and training of key personnel; o Risks associated with unanticipated problems or legal liabilities; and o The realization of intangible assets.

Some or all of these additional risks could have a material adverse affect on our business, financial condition and results of operations, especially in the fiscal quarters immediately following the acquisition. If we are unable to acquire additional same-day delivery companies or integrate those businesses successfully, our ability to expand our operations and increase our revenues and profitability could be reduced significantly.

Risks Related to Acquisition Financing

         We cannot readily predict the timing, size and success of our acquisition efforts or the capital we will need for these efforts. We currently intend to finance future acquisitions by using a combination of our common stock, notes and cash. If the common stock does not maintain a sufficient market value, or if the owners of the businesses we wish to acquire are unwilling to accept common stock as part of the purchase price, we may be required to use more of our cash resources, if available, to maintain our acquisition program.

Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through borrowing money or selling stock. The Company completed a $15 million private placement of senior subordinated notes and warrants in January 1999 to be used primarily to finance acquisitions.The Company may not be able to obtain the additional cash we will need for our future acquisition program on acceptable terms, or at all. This could have a material adverse effect on our business, financial condition and results of operations. In addition, our Revolving Credit Facility currently restricts our ability to make acquisitions.

Risks  Associated  With  the  Same-Day  Delivery   Industry;   General  Economic
Conditions

          Our revenues and earnings are especially sensitive to events that affect the delivery services industry, including:

o        Extreme weather conditions;
o        Equipment failures
o        Economic factors affecting our significant  customers;
o        Increases in fuel prices; and
o        Shortages of or disputes with labor.

Any of these factors could make it more difficult for us to service our clients effectively.

          Demand for our services may also be negatively impacted by down turns in the level of general economic activity and employment

Dependence on Technology

          Our business is dependent upon several different information and telecommunications technologies. We have entered into a contract with Computer Associates, Inc. in March, 1999 to develop new software to facilitate order processing and tracking. If we are not able to process transactions accurately and quickly, we may lose our customers and our reputation may be diminished. We intend to integrate these separate operating systems of our subsidiaries into an integrated company-wide system. We may encounter unexpected delays and costs in integrating and converting these systems. We may be unable to complete our software development plan in a timely or economic manner. In addition, the developed software may fail to perform the order processing and tracking services contemplated by our information technology strategy or customer demand for the intended software applications may decrease or be insufficient to support the technology related capital investment we make. This could have a material adverse effect on our business, financial condition or results of operations.

Independent Contractors and Employee Owners/Operators

          Federal and state authorities have from time to time asserted that independent contractors in the transportation industry, including those used by the Company, are employees rather than independent contractors. We believe that the independent contractors we use are not employees under existing interpretations of Federal and state laws. Federal and state authorities could challenge this position and laws, including tax laws, and interpretations of various laws, may change. If the Company were required to pay for and administer added benefits to independent contractors, our operating costs could substantially increase. In addition, certain of our employees own and operate their own vehicles. The Company is presently undergoing an employment tax examination by the Internal Revenue Service (the "IRS"). The examination covers certain payments made during the 1995, 1996 and 1997 tax years to employee owner operators for all or a portion of the costs of operating their vehicles in the course of their employment. The Company believes that these arrangements do not represent additional compensation to those employees. However, there can be no assurance that the IRS will not seek to recharacterize some or all of such payments as additional compensation. If such amounts were recharacterized, the Company could have to pay additional employment-related taxes on such amounts.

Claims Exposure

          We use approximately 3,800 independent contractor and employee drivers in our business. These drivers are involved in accidents from time to time. We currently carry liability insurance of $1,000,000 for each accident (subject to applicable deductibles). We also carry umbrella coverage up to $25 million and require our independent contractors to maintain liability insurance of at least the minimum amounts required by state and Federal law. We cannot guarantee that claims against us will not exceed the amount of coverage. If there were a material increase in the frequency or severity of accidents, liability claims or workers compensation claims against us, or unfavorable resolutions of those claims, our operating results could be materially adversely affected. Significant increases in insurance costs could reduce our profitability.

Shares Eligible For Future Sales

          Sale of a large number of shares of our common stock in the market could cause the market price of the common stock to drop. As of March 12, 1999, 7,043,702 shares of common stock were issued and outstanding. In addition, 2,042,833 shares of common stock were issuable upon the exercise or conversion of stock options, convertible notes or debentures and the Company's employee stock purchase plan, 1,442,439 of which have been registered for resale by the holders and are freely tradable upon issuance and 600,394 of which are subject to registration rights pursuant to which the holders can cause the Company to register those shares for resale. Sale in the market of substantial amounts of common stock, or the perception that sales might occur, could adversely affect the market price of the common stock. If all of these shares were issued they would represent 29% of the Company's issued and outstanding shares. Any sales of these shares may make it more difficult for us to sell equity securities in the future when and at a price that we deem appropriate.

Reliance on Key Personnel

          Our future success will depend in part upon the continued service of our senior management and on the senior management of companies that we acquire in the future. If any of these people decide not to continue in their employment with us, or if we are unable to attract and retain other skilled employees, our business could be adversely affected.

Competition

          We believe that the markets for the same-day ground and air delivery services we provide are highly competitive. Price competition is often intense, especially in the market for basic delivery services. We compete with a large number of other air delivery and ground courier service entities. While we believe that we compete effectively with these other entities, we cannot guarantee that we will be able to maintain our competitive position in our principal markets.

Permits and Licensing

          Our delivery operations are subject to various state, local and Federal regulations that in many instances require permits and licenses. Our failure to maintain required permits or licenses or to comply with these laws and regulations could subject us to substantial fines or could lead to the revocation of our authority to conduct certain of our operations.

No Future Dividends

          We do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. We intend to retain any future earnings for use in our business. Our Revolving Credit Facility limits our ability to pay dividends on our common stock.

Effect of Certain Charter Provisions

          Certain provisions of our Certificate of Incorporation and By-Laws, as currently in effect, as well as Delaware law, could discourage potential acquisition proposals, delay or prevent a change in control of the Company or limit the price that certain investors may be willing to pay in the future for our common stock. Our Certificate of Incorporation permits our Board of

Directors to issue shares of preferred stock without further stockholder action. The existence of this preferred stock could discourage a third party from attempting to obtain control of the Company and may also cause the market price of the common stock to drop. We have no current plans to issue shares of preferred stock. In addition, Section 203 of the Delaware General Corporation law restricts certain persons from engaging in business combinations with us. Our current By-Laws provide for a staggered board of directors, which means that only one-third of the board will be elected at each annual meeting of stockholders


Item 2. Properties -

          As of December 31, 1998, the Company operated from fifty-eight leased facilities (excluding six authorized sales agent locations). These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities also contain storage and warehouse space. The table below summarizes the location of the Company's current facilities (excluding the sales agent locations):

State                                                     Number of Facilities
-----                                                     --------------------
New York..........................................                16
Florida...........................................                 8
New Jersey........................................                 6
North Carolina....................................                 4
Massachusetts.....................................                 3
California........................................                 2
Illinois..........................................                 2
Louisiana.........................................                 2
Ohio..............................................                 2
Alabama...........................................                 1
Arizona...........................................                 1
Connecticut.......................................                 1
Georgia...........................................                 1
Indiana...........................................                 1
Maine.............................................                 1
Maryland..........................................                 1
Missouri..........................................                 1
New Hampshire.....................................                 1
South Carolina....................................                 1
Tennessee.........................................                 1
Virginia..........................................                 1
Washington........................................                 1

          The Company's corporate headquarters are located in Clifton, New Jersey. The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

          As of December 31, 1998, the Company owned or leased approximately 75 cars and 550 trucks of various types, which are primarily operated by drivers employed by the Company. In addition, certain of the Company's employee drivers own or lease their own vehicles. The Company also hires independent contractors who typically provide their own vehicles and are required to carry at least the minimum amount of insurance required by state law.

          The Company's aggregate rental expense for the year ended December 31, 1998 was approximately $12.7 million. See Note 13 to the Company's Consolidated Financial Statements.

Item 3.  Legal Proceedings

          On March 19, 1997, a purported class action complaint, captioned Gapszewicz v. Consolidated Delivery & Logistics, Inc., et al. (97 Civ. 1939), was filed in the United States District Court for the Southern District of New York (the "Court") against the Company, certain of the Company's present and former executive officers, and the co-managing underwriters of the Company's IPO. The gravamen of the complaint is that the Company's registration statement for the Offering contained misstatements and omissions of material fact in violation of the Federal securities laws and that the Company's Financial statements included in the registration statement were false and misleading and did not fairly reflect the Company's true financial condition. The complaint seeks the certification of a class consisting of purchasers of the Company's Common Stock from November 21, 1995 through February 27, 1997, rescission of the Offering, attorneys' fees and other damages. In April 1997, five other complaints containing allegations identical to the Gapszewicz complaint were filed in the same Federal court against the Company. On May 27, 1997, these six complaints were consolidated into a single action entitled "In re Consolidated Delivery & Logistics, Inc. Securities Litigation." On July 16, 1997, the Company and the underwriter defendants filed a motion to dismiss the complaint. In response, the plaintiffs filed an amended complaint on October 20, 1997. A motion to dismiss the amended complaint was filed by the Company and the underwriter defendants on December 15, 1997. The motion was denied on May 11, 1998. On October 7, 1998 a Stipulation and Agreement of Settlement (the
"Settlement Agreement") was entered into by the parties providing for a Settlement Fund of $1.5 million. The Court issued a preliminary order approving the terms of the settlement on October 19, 1998. Mailing of Notice and Proof of Claims to class members under the terms of the Settlement Agreement was completed by October 23, 1998. The Court issued an Order and Final Judgement formally approving the settlement on February 11, 1999. The Plaintiff's time to appeal the Order and Judgement expired on March 15, 1999 and this matter is now concluded. The full amount of the settlement is covered by the Company's applicable insurance; accordingly the settlement will not have a material adverse effect on the Company's financial position or results of operations.

          In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in the amount of up to $500,000 or such greater amount as may be due together with interest calculated at a rate equivalent to the rate charged the Company by its senior lender and due on December 1, 2000. The Promissory Note is further secured by 100,000 shares of CDL Common Stock. Discovery is currently pending and as a result the Company is unable to make a determination as to the merits of the claim. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the consolidated financial position or results of operations of the Company.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          Through February 19, 1999 the Company's Common Stock was included for quotation on the Nasdaq National Market under the symbol "CDLI." Effective February 23, 1999 the Company's Common Stock began trading on the American Stock Exchange under the symbol "CDV". The following table sets forth the high and low sales prices for the Common Stock for 1997 and 1998:

                                     1997               Low               High
         First Quarter                                 $1.88             $5.00
         Second Quarter                                $1.63             $4.00
         Third Quarter                                 $2.13             $3.63
         Fourth Quarter                                $2.19             $4.00

                                     1998               Low               High
         First Quarter                                 $2.63             $5.00
         Second Quarter                                $4.25             $5.50
         Third Quarter                                 $3.00             $5.50
         Fourth Quarter                                $2.75             $3.75

          On March 12, 1999, the last reported sale price of the Common Stock was $3.50 per share. As of March 12, 1999, there were approximately 140 shareholders of record of Common Stock and, based on security position listings, the Company believes there were approximately 1,600 beneficial holders of the Common Stock.

         On December 8, 1998, the Company issued 206,185 shares of stock in connection with the acquisition of certain assets of Manteca Enterprises, Inc. and related companies. The issuance was exempt from registration under Section 4(2) of the Securities Act.

          On February 16, 1999, the Company issued 200,000 shares of common stock in connection with the acquisition of certain assets of the Gold Wings Trust and related companies. The issuance was exempt from registration under
Section 4(2) of the Securities Act.

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

Item 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA
                    (In thousands, except per share amounts)

          Consolidated Delivery & Logistics, Inc. was founded in June 1994. In November 1995, simultaneously with the closing of the Company'sOffering, separate wholly owned subsidiaries of CDL merged (the "Merger") with each of the eleven acquired businesses (the "Founding Companies"). Consideration for the acquisition of these businesses consisted of a combination of cash and common stock of CDL. The assets and liabilities of the acquired businesses at September 30, 1995, were recorded by CDL at their historical amounts.

          The statement of operations data shown below for the year ended December 31, 1994 and for the nine month period ended September 30, 1995 and the balance sheet data as of December 31, 1994 are that of the Combined Founding Companies prior to the Merger (the "Combined Founding Companies") on a historical basis. During the periods presented, the Combined Founding Companies were not under common control or management and some were not taxable entities. Therefore the data presented may not be comparable to or indicative of post-Merger results.

          The selected financial data with respect to the Company's consolidated statement of operations for the years ended December 31, 1996, 1997 and 1998 and with respect to the Company's consolidated balance sheet as of December 31, 1997 and 1998 have been derived from the Company's consolidated financial statements that appear elsewhere herein. The financial data provided below should be read in conjunction with these accompanying consolidated financial statements and notes thereto as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                             SELECTED FINANCIAL DATA (Continued)
                                           (In thousands, except per share amounts)

Statement of Operations Data:

                              Combined Founding
                                Companies (4)                  Consolidated Delivery & Logistics, Inc. and Subsidiaries
                          ---------------------------    ---------------------------------------------------------------------


                            For The       For The
                              Year      Nine Months                     For the Pro
                             Ended         Ended         For The Year  Forma Period
                            December     September           Ended         Ended                For The Years Ended
                              31,           30,          December 31,  December 31,
                                                                                             December 31,
                                                                                       ---------------------------------------
                             1994           1995          1995 (3)      1995 (1)(2)       1996         1997          1998
                          ------------  -------------    ------------  --------------  ------------ ------------ -------------
Revenue                    $136,555      $109,168          $37,322      $146,490        $163,090     $171,502     $185,739
Gross profit                 42,315        33,162           11,337        44,499          41,010       41,654       43,677
Operating income (loss)       2,107         3,971              578         4,549          (1,468)       2,702        4,847
Income (loss) from
  C continuing                  867         2,112              (26)        2,086            (854)       1,657        2,311
operations (5)
Net income (loss)              $721        $2,182            ($195)       $1,987           ($683)        $459       $2,311
Basic income (loss) per
  share:
  Continuing operations                                      ($.02)         $.32           ($.13)        $.25         $.35
  -Net income (loss)                                         ($.10)         $.30           ($.10)        $.07         $.35
                                                         ============  ==============  ============ ============ =============
Diluted income (loss) per
  Share
  -Continuing operations                                      ($.02)        $.31           ($.13)        $.25         $.34
  -Net income (loss)                                          ($.10)        $.29           ($.10)        $.07         $.34
                                                         ============  ==============  ============ ============ =============


Balance Sheet Data:
                                  Combined
                                  Founding
                                 Companies               Consolidated Delivery & Logistics, Inc. and Subsidiaries
                                                     ------------------------------------------------------------------
                                December 31,                                   December 31,
                                                     ------------------------------------------------------------------
                                    1994                 1995             1996             1997             1998
                               ---------------      ----------------  --------------   --------------  ----------------

Working capital (deficit)          $3,668                $7,948            $5,472          $2,519         ($4,196)
Equipment and leasehold
   Improvements, net                3,023                 3,582             3,857           5,667           6,630
Total assets                       23,642                31,856            35,001          36,159          52,088
Long-term debt, net of
current  maturities                 1,164                 3,027             3,415           2,240           6,383
Stockholders' equity                5,568                 8,311             8,730           8,614          11,407


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

          The Company is provided a "safe harbor" for forward-looking statements contained in this report by the Private Securities Litigation Reform Act of 1995. The Company may discuss forward-looking information in this Report such as its expectations for future performance, growth and acquisition strategies, liquidity and capital needs and its future prospects. Actual results may not necessarily develop as the Company anticipates due to many factors including, but not limited to the timing of certain transactions, unexpected expenses encountered, inability to conclude acquisitions on satisfactory terms, the effect of economic and market conditions, the impact of competition and the
Company's actual results varying materially from management's current expectations.

Overview

          The consolidated financial statements of the Company including all related notes which appear elsewhere in this report should be read in conjunction with this discussion of the Company's results of operations and its liquidity and capital resources. During 1997 the Company made no acquisitions and instead concentrated on improving operating efficiencies. During 1998, the Company refocused its acquisition efforts and acquired four same-day ground
delivery  businesses.  See  "Business-Recent   Acquisitions."   Each  of  these
acquisitions has been accounted for using the purchase method of accounting. On December 31, 1997, the Company sold certain assets of its direct mail business. Accordingly, the financial position, results of operations and cash flows of the Company's direct mail business have been reclassified as discontinued operations in the accompanying consolidated financial statements. The Company's results in 1997 were also impacted by the sale of its contract logistics subsidiary which accounted for $4.6 million in revenue for 1996 and $400,000 to the date of its sale in January 1997. The Company's historical results of operations reflect the results of the acquired businesses and the reclassification referred to above; therefore, the historical operating results of the Company for the periods presented are not necessarily comparable.

Results of Operations 1998 Compared with 1997

          Revenue for the year ended December 31,1998 increased $14.2 million, or 8.3%, to $185.7 million from $171.5 million for the year ended December 31, 1997 including $7.3 million contributed by the businesses acquired in 1998 as well as increased sales from the Company's existing operations.

          Ground delivery revenue increased $15.2 million, or 13.2%, consisting of the $7.3 million from acquired businesses previously mentioned with the balance of the increase resulting from the addition of new contract distribution routes as well as the expansion of existing routes. Air delivery revenue decreased by $1.0 million, or 1.8%, due to the elimination during 1998 of certain unprofitable business.

          Cost of revenue consists of, among other things, payments to employee drivers and independent contractors, agents, airlines, other direct pick up and delivery costs and the costs of dispatching drivers and messengers. These costs increased $12.3 million, or 9.5%, from $129.8 million for 1997 to $142.1 million in 1998. Stated as a percentage of revenue, these costs increased to 76.5% for 1998 from 75.7% for 1997, or 0.8% year over year. This increase reflects the generally lower gross profit associated with contract distribution services. As a result of the revenue increase discussed above, gross profit increased by $2.0 million or ,4.8%, from $41.7 million in 1997 to $43.7 million in 1998.

          Selling general and administration expenses ("SG&A") include costs incurred at the terminal level related to taking orders and administrative costs related to such functions. Also included are costs to support the Company's marketing and sales effort and the expense of maintaining information systems, human resources, financial, legal and other administrative functions. SG&A decreased by $1.0 million, or 2.7%, from $36.7 million in 1997 to $35.7 million in 1998. SG&A decreased by $2.2 million before consideration of the additional $1.2 million of SG&A due to the companies acquired in 1998, reflecting the Company's continuing consolidation efforts. Primarily due to the Company's investment in computer systems and support, depreciation and amortization increased by $800,000, or 34.8%, from $2.3 million for 1997 to $3.1 million for 1998.

          As a result of the above, operating income increased $2.1 million, or 77.8%, from $2.7 million for the year ended December 31, 1997 to $4.8 million for the year ended December 31, 1998. Stated as a percentage of revenue, operating income increased from 1.6% for 1997 to 2.6% for 1998.

          Income from continuing operations included a gain of $816,000 resulting from the sale of the Company's contract logistics subsidiary in January 1997 with no similar gain for 1998. Interest expense increased by $100,000, or 9.1%, from $1.1 million in 1997 to $1.2 million in 1998. The net increase results from borrowings necessary to acquire four businesses in 1998.

          Net income increased by $1.8 million from $459,000 in 1997 to $2.3 million in 1998. A loss from discontinued operations of $1.2 million reduced net income in 1997. If the effects of the discontinued operations were not considered, income from continuing operations would have increased $600,000, or 35.3%, from $1.7 million in 1997 to $2.3 million for the year ended December 31, 1998.

Results of Operations 1997 Compared with 1996

          Revenue increased $8.4 million, or 5.2%, from $163.1 million in 1996 to $171.5 million for the year ended December 31, 1997.

          Air courier revenue increased $4.6 million, or 8.8%, and ground delivery revenue increased $3.9 million, or 3.5%, for the year 1997 over the year 1996. Air courier revenue benefited from the expansion and internal growth of existing accounts as well as the full-year contribution of acquisitions made by the Company during 1996. Ground delivery revenue increased by $3.9 million from the addition of time service and facilities management revenue as a result of previously disclosed acquisitions and the addition of several new contract distribution routes in the pharmaceutical, electronic repair and office products industries. The increases in ground delivery revenue discussed above were offset by a decrease of $1.7 million in the Company's banking division due to continued industry consolidation. Two of the Company's largest banking customers merged, decreasing their branch network and the number of stops required.

          Cost of revenue includes, among other things, payment to employee drivers, owner operators and independent contractors as well as agents, airfreight carriers, commercial airlines, and pick-up and delivery cost. These costs increased by $7.7 million, or 6.3%, from $122.1 million for the year 1996 to $129.8 million for the year ended December 31, 1997. The increase in cost of revenue is due to several factors that include significant start-up costs in connection with new contracts added in the pharmaceutical and office products distribution industries as well as an increase in costs necessary to support a growing revenue base in ground delivery. The Company was impacted early in 1997 by airline fuel surcharges as well as a change in the general business mix that reduced certain consolidation opportunities in selected airfreight shipments in the Company's major markets.

          As a result of the above, gross profit increased by $644,000, or 1.6%, from $41.0 million for 1996 to $41.7 million for the year ended December 31, 1997. If the gross profit of the Company's contract logistics subsidiary were not considered, gross profit would have increased by $1.4 million, or 3.5%, from $40.2 million for 1996 to $41.6 million for 1997.

          SG&A include salaries, sales commissions and travel to support the Company's marketing and sales effort. Also included are the expenses of maintaining the Company's information systems, human resources, financial, legal, procurement and other administrative functions. SG&A decreased by $4.2 million, or 10.3%, from $40.9 million in 1996 to $36.7 million in 1997. The sale of the Company's contract logistics subsidiary accounted for $1.4 million of the decrease. In the fourth quarter of 1996, the Company recorded a special charge of $1.4 million that included contract and salary settlements, abandonment of operating leases and other costs associated with management headcount reduction and other consolidation issues. The 1996 restructuring charge included in SG&A resulted in a net reduction of SG&A costs of approximately $700,000 in 1997. The balance of the reduction is principally the result of reduced salaries at the operating regions due to internal consolidation. Depreciation and amortization expense increased $700,00, or 43.8%, from $1.6 million in 1996 to $2.3 million in 1997 primarily due to the replacement of a number of vehicles and the Company's investment in computer system and related equipment.

          As a result of the above, operating income increased for the year ended December 31, 1997 by $4.2 million from a loss of $1.5 million in 1996 to an operating profit of $2.7 million in 1997. When excluding the results of the Company's contract logistics subsidiary that was sold in early 1997, operating income would have increased $3.5 million. The gain recognized by the Company on the aforementioned sale of its contract logistics subsidiary in January 1997 amounted to $816,000 before applicable taxes.

          Interest expense increased by $339,000 from $805,000 in 1996 to $1.1 million for the year ended December 31, 1997. The increase is primarily due to an overall increase in the level of borrowing by the Company during 1997 compared to 1996. To a lesser extent, the Company was also subject to interest rate increases during the first quarter of 1997 with its previous lenders prior to the establishment of its current Revolving Credit Facility (See Note 9 to the accompanying consolidated financial statements).

Liquidity and Capital Resources

          Working capital decreased by $6.7 million from $2.5 million at December 31, 1997 to a deficit of $4.2 million at December 31, 1998. The decrease is due primarily to the use of the Company's line of credit to finance the businesses acquired during 1998. This results in a working capital decrease because the Company is using short-term borrowing (its line of credit) to finance the additions of non-current assets (primarily intangibles).

          Cash and cash equivalents decreased $1.5 million to $295,000 at December 31, 1998 from $1.8 million at December 31, 1997. Cash in the amount of $5.0 million was provided by operations and $2.9 million from financing activities which was used primarily to acquire four businesses for $7.2 million and for the purchase of property and equipment (net of proceeds on disposition) in the amount of $2.1 million.

          Capital expenditures amounted to $2.2 million, $1.2 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. These expenditures primarily upgraded and expanded computer system capability and to expand and maintain Company facilities in the ordinary course of business. In addition, CDL incurred a capital lease obligation of $2.5 million during 1997 in connection with an agreement to lease 175 vehicles.

          Under the terms of its agreement with its lenders, CDL is prohibited from the payment of dividends without obtaining prior consent.

          The Company completed a $15 million private placement of senior subordinated notes and warrants on January 29, 1999. Proceeds will be used primarily to finance acquisitions and to reduce outstanding short-term borrowings. The notes mature in 2006 and bear interest at the rate of 12% per annum. The notes were issued with detachable warrants subject to a Warrant Agreement dated January 29, 1999.

          Management believes that cash flows from operations, together with its borrowing capacity (see Note 9 of the accompanying consolidated financial statement) and the senior subordinated notes described above are sufficient to support the Company's operations and general business and capital liquidity requirements for the foreseeable future.

Recently Issued Accounting Pronouncements

          In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is intended to eliminate the diversity in practice in accounting for internal-use software costs and improve financial reporting. The statement is effective for fiscal years beginning after December 15, 1998. The Company has determined that the effect of this statement on the Company's consolidated financial position and results of operations is immaterial.

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

          The Company continues to implement its Year 2000 compliance program. The following table provides a summary of the Company's progress in each of the phases, estimated percentage complete and the anticipated completion date of each phase:


         Phase           Definition                                                  Estimated %     Estimated
                                                                                      Complete     Complete Date

Awareness                Generate awareness of the Y2K issue throughout the 100%
                         organization and establish compliance program.

Inventory                Analyze all relevant hardware/application software/operating     100%
                         systems and networks for compliance

Inventory compliance     Assess inventory and  rectify all non-compliant components of
activity                 the inventory

Assessment,              Prioritize hardware and software issues, initiate changes        80%            8/31/99
Conversion               necessary to achieve compliance and test changes made for
Testing and              actual compliance.
Implementation

Imbedded Technology      Determine whether equipment with imbedded technology, such as    90%            8/31/99
                         PBX switches, elevators, alarm systems, etc. are Y2K
                         compliant. Analysis to date has identified limited exposure in this area. Analysis of recent acquisitions continues.

Third-Party Interfaces   Determine whether electronic interfaces with third parties are   70%            9/30/99
                         compliant. There are only a few such interfaces that will be fully tested later in the year. If necessary, contingency
                         arrangements will be readily available, as the interfaces are not "real-time".

Third-Party              Determine whether third parties that provide material            70%            7/30/99
Relationships            services/supplies are compliant. Feedback to date indicates that companies with whom we have a material relationship are well advanced in bringing their internal systems into
                         compliance. Less well defined is whether their Third Parties are in compliance.

                         We will continue to cooperate in the exchange of information     50%            9/30/99
                         with material third parties in an effort to ensure their
                         compliance and/or assess the impact of their non-compliance.
                         Where the risk of  non-compliance  is  serious  we will
                         select alternate vendors.



          The Company estimates that the cost of compliance will not exceed the initial amount budgeted of $250,000.

          Where practical the Company will develop contingency plans during the coming months in an effort to ensure minimal disruption to our clients. A pilot project in this regard is currently in development with a major client.

Inflation

          Inflation has not had a material impact on the Company's results of operations for the past three years.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          CDL's major "market risk" exposure is the effect of changing interest rates. CDL manages its interest exposures by using a combination of fixed and variable rate debt. At December 31, 1998, the Company's debt consisted of approximately $9.6 million of fixed rate debt with a weighted average interest rate of 7.6% and $13.6 million of variable rate debt with a weighted average interest rate of 7.5% The amount of variable rate debt fluctuates during the year based on CDL's cash requirements. Maximum borrowings of variable rate debt at any quarter end were $13.6 million. If interest rates on such variable rate debt were to increase by 75 basis points (one-tenth of the rate at December 31, 1998), the impact, net of income taxes, to the Company's results of operations and cash flows would be a decrease of approximately $100,000.

Item 8.  Financial Statements and Supplementary Data.


                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page

Report of Independent Public Accountants...................................21

Consolidated Balance Sheets as of December 31, 1998 and 1997...............22

Consolidated Statements of Operations For The Years
  Ended December 31, 1998, 1997  and 1996..................................23

Consolidated Statements of Changes in Stockholders'
  Equity For The Years Ended December 31, 1998, 1997 and 1996..............24

Consolidated Statements of Cash Flows For The
  Years Ended December 31, 1998, 1997 and 1996.............................25

Notes to Consolidated Financial Statements.................................26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Consolidated Delivery & Logistics, Inc.:


We have audited the accompanying consolidated balance sheets of Consolidated Delivery & Logistics, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Delivery & Logistics, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


Roseland, New Jersey
February 24, 1999


            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)


                                                       ASSETS
                                                                                             December 31,
                                                                                 -------------------------------------
                                                                                          1998                1997
                                                                                ------------------  ------------------
CURRENT ASSETS:
  Cash and cash equivalents, including $73 and $64 of restricted cash
     in 1998 and 1997, respectively (Note 2)                                               $295              $1,812
  Accounts receivable, less allowance for doubtful accounts of $1,865
     and $1,433 in 1998 and 1997, respectively (Note 9)                                  24,491              21,275
  Deferred income taxes (Notes 2 and 11)                                                  1,456               1,207
  Prepaid expenses and other current assets (Note 5)                                      1,104               1,785
                                                                                ------------------  ------------------

     Total current assets                                                                27,346              26,079

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 6)
                                                                                          6,630               5,667
INTANGIBLE ASSETS, net (Notes 2, 3 and 7)                                                16,491               3,098
SECURITY DEPOSITS AND OTHER ASSETS (Notes 4 and 16)                                       1,621               1,305
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS (Note 4)                                         -                  10
                                                                                ------------------  ------------------

           Total assets                                                                 $52,088             $36,159
                                                                                ==================  ==================




                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 9)                                                        $13,577              $7,360
  Current maturities of long-term debt (Note 9)                                           3,181               3,280
  Accounts payable                                                                        6,281               6,515
  Accrued expenses and other current liabilities (Notes 8 and 18)                         7,271               6,141
  Income taxes payable (Notes 2 and 11)                                                   1,232                 141
  Deferred revenue (Note 2)                                                                   -                  71
  Net liabilities of discontinued operations (Note 4)                                         -                  52
                                                                                ------------------  -------------------

     Total current liabilities                                                           31,542              23,560
                                                                                ------------------  -------------------

LONG-TERM DEBT, net of current maturities (Note 9)                                        6,383               2,240
                                                                                ------------------  -------------------

DEFERRED INCOME TAXES PAYABLE (Notes 2 and 11)                                            1,717               1,050
                                                                                ------------------  -------------------

OTHER LONG-TERM LIABILITIES (Note 18)                                                     1,039                 695
                                                                                ------------------  -------------------

COMMITMENTS AND CONTINGENCIES (Notes 13, 14 and 15)



STOCKHOLDERS' EQUITY (Notes 14 and 15):
  Preferred stock, $.001 par value; 2,000,000 shares authorized; no
     shares issued and outstanding                                                            -                   -
  Common stock, $.001 par value; 30,000,000 shares authorized,
     6,843,702 and 6,666,884 shares issued and outstanding in
     1998 and 1997, respectively                                                              7                   7
  Additional paid-in capital                                                              9,670               9,026
  Treasury stock, 29,367 shares at cost                                                    (162)                  -
  Retained earnings (Accumulated deficit)                                                 1,892                (419)
                                                                                ------------------  -------------------

      Total stockholders' equity                                                         11,407               8,614
                                                                                ------------------  -------------------

            Total liabilities and stockholders' equity                                  $52,088             $36,159
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


                             CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands except share data)



                                                                           For the Years Ended December 31,


                                                               ----------------------------------------------------------------
                                                               ----------------------------------------------------------------
                                                                      1998                   1997                   1996
                                                               --------------------  ---------------------  -------------------

     Revenue (Note 2)                                                $185,739                 $171,502                $163,090
     Cost of revenue                                                  142,062                  129,848                 122,080
                                                              ---------------------    ----------------------  ----------------

       Gross profit                                                    43,677                   41,654                  41,010

     Selling, general and administrative expenses                      35,709                   36,681                  40,919
     Depreciation and amortization                                      3,121                    2,271                   1,559
                                                              ---------------------    ----------------------  ----------------

       Operating income (loss)                                          4,847                    2,702                  (1,468)

     Other (income) expense
       Gain on sale of subsidiary, net (Note 17)                            -                     (816)                      -
       Interest expense                                                 1,246                    1,144                     805
       Other income, net                                                 (126)                    (171)                   (461)
                                                              ---------------------    ----------------------  ----------------
                                                              ---------------------    ----------------------  ----------------
     Other expense, net                                                 1,120                      157                     344
                                                              ---------------------    ----------------------  ----------------

     Income (loss) from continuing operations before
       provision for (benefit from) income taxes                        3,727                    2,545                  (1,812)

     Provision for (benefit from) income taxes
      (Notes 2 and 11)                                                  1,416                      888                    (958)
                                                              ---------------------    ----------------------  ---------------------

     Income (loss) from continuing operations                           2,311                    1,657                    (854)
                                                              ---------------------    ----------------------  ---------------------

     Discontinued operations (Note 4)
       Income (loss) from discontinued operations, net of
       income taxes                                                         -                   (1,221)                    171
       Gain on disposal of assets, net of provision for
       income taxes                                                         -                       23                       -
                                                              ---------------------    ----------------------  ---------------------
     Income (loss) from discontinued operations                             -                   (1,198)                    171
                                                                                       ----------------------  ---------------------
                                                              =====================
        Net income (loss)                                              $2,311                     $459                   ($683)
                                                              =====================    ======================  =====================
                                                                                       ======================  =====================

     Basic income (loss) per share:
       Continuing operations                                            $.35                     $.25                  ($.13)
       Discontinued operations                                             -                     (.18)                   .03
                                                              =====================    ======================  =====================
       Net income (loss) per share                                      $.35                     $.07                  ($.10)
                                                              =====================    ======================  =====================

     Diluted income (loss) per share:
       Continuing operations                                            $.34                     $.25                  ($.13)
       Discontinued operations                                             -                     (.18)                   .03
                                                              ---------------------    ----------------------  ---------------------
       Net income (loss) per share                                      $.34                     $.07                  ($.10)
                                                              =====================    ======================  =====================
     Basic weighted average common
       Shares outstanding                                               6,662                    6,672                   6,678
                                                              =====================    ======================  =====================
     Diluted weighted average common
        Shares outstanding                                              6,839                    6,675                   6,678
                                                              =====================    ======================  =====================

          The accompanying notes to consolidated financial statements are an integral part of these statements.


                             CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                         (in thousands except share data)

                                                                                               Retained
                                                                  Additional                   Earnings           Total
                                             Common Stock           Paid-in     Treasury     (Accumulated     Stockholders'
                                      ---------------------------
                                         Shares        Amount       Capital       Stock        Deficit)           Equity
                                      ----------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995              6,629,569        $7        $8,499         $-            $(195)           $8,311
Shares issued in connection with
       acquisitions of businesses           166,221         -         1,102          -               -              1,102
Net loss                                       -            -             -          -             (683)             (683)
                                      ----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996              6,795,790         7         9,601          -             (878)            8,730
Retirement of common stock
       pursuant to sale of
       subsidiary                          (137,239)        -          (600)         -               -               (600)
Shares issued in connection with
         acquisition of a business            8,333         -            25          -               -                 25
Net income                                        -         -             -          -              459               459
                                      ----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31,1997               6,666,884         7         9,026          -             (419)            8,614
Treasury shares acquired
        pursuant to adjustment in
        price of acquired company           (29,367)        -             -       (162)              -               (162)
Shares issued in connection with
         acquisition of a business          206,185         -           644          -               -                644
Net income                                     -            -             -          -             2,311            2,311
                                      ----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998              6,843,702        $7        $9,670      $(162)           $1,892          $11,407
                                      ========================================================================================


          The accompanying notes to consolidated financial statements are an integral part of these statements.




                                                 CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      (in thousands)


                                                                                          For The Years Ended December 31,
                                                                                 --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                1998               1997           1996
                                                                                 ----------------- ---------------  ---------------
  Net income (loss)                                                                 $2,311              $459          ($683)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    Operating activities -
  (Gain) loss on disposal of equipment and leasehold improvements                      (21)              (22)            29
  Gain on sale of subsidiary                                                             -              (816)             -
  (Income) loss from discontinued operations                                             -             1,221           (171)
  Gain on disposal of assets of discontinued operations                                  -               (23)             -
  Depreciation and amortization                                                      3,121             2,271          1,559
  Provision for doubtful accounts                                                    1,151             1,117          1,315
  Deferred income tax provision (benefit)                                              300               (35)          (752)
  Changes in operating assets and liabilities
    (Increase) decrease in -
       Accounts receivable                                                          (2,100)           (2,005)        (4,235)
       Prepaid expenses and other current assets                                       630              (415)          (477)
       Other assets                                                                   (298)             (303)           513
     Increase (decrease) in -
       Accounts payable, accrued liabilities and income taxes payable                  227             1,359         (1,518)
       Other long-term liabilities                                                    (343)             (236)           736
                                                                                  ----------------- ---------------  ---------------
          Net cash provided by (used in) operating activities of
          continuing operations                                                      4,978             2,572         (3,684)
                                                                                  ----------------- ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                 (2,245)          (1,191)         (1,279)
  Proceeds from sales of equipment and leasehold improvements                          144              112              66
  Proceeds from sale of assets of discontinued operations                               -               125               -
  Purchases of businesses, net of cash acquired                                     (7,233)              -           (1,176)
                                                                                  ----------------- --------------- ---------------
           Net cash used in investing activities                                    (9,334)            (954)         (2,389)
                                                                                  ----------------- ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                        6,217               160          4,397
   Proceeds from long-term debt                                                        150                 -            113
   Repayments of long-term debt                                                     (3,450)           (1,393)        (3,077)
   Deferred financing costs                                                            (36)             (125)          (152)
                                                                                  ----------------- ---------------  ---------------
           Net cash provided by (used in) financing activities                       2,881            (1,358)         1,281
                                                                                  ----------------- ---------------  ---------------

CASH USED BY DISCONTINUED OPERATIONS                                                  (42)              (205)          (611)
                                                                                  ----------------- ---------------  ---------------
            Net (decrease)increase  in cash and cash equivalents                   (1,517)                55         (5,403)
CASH AND CASH EQUIVALENTS, beginning of year                                        1,812              1,757          7,160
                                                                                  ================= ===============  ===============
CASH AND CASH EQUIVALENTS, end of year                                               $295             $1,812         $1,757
                                                                                  ================= ===============  ===============


 The accompanying notes to consolidated financial statements are an integral part of these statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)     ORGANIZATION AND BUSINESS:

Consolidated Delivery & Logistics, Inc. was founded in June 1994. In November 1995, simultaneously with the closing of the it's initial public offering (the "Offering") separate wholly owned subsidiaries of Consolidated Delivery & Logistics, Inc. merged (the "Merger") with each of the eleven acquired businesses. Consideration for the acquisition of these businesses consisted of a combination of cash and common stock of Consolidated Delivery & Logistics, Inc., par value $0.001 per share. The assets and liabilities of the acquired businesses at September 30, 1995 were recorded at their historical amounts.

Consolidated Delivery & Logistics, Inc. and Subsidiaries (the "Company" or "CDL") provides an extensive network of same-day ground and air delivery services to a wide range of commercial, industrial and retail customers. CDL ground delivery operations currently are concentrated on the East Coast, with a strategic presence in the Midwest and on the West Coast. CDL air delivery services are provided throughout the United States and to major cities around the world.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation -

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents -

CDL considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Included in cash and cash equivalents is cash restricted for a national marketing and advertising program for CDL's sales agency agreements (see Note 13).

Equipment and Leasehold Improvements -

Equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets subject to capital leases are amortized over the shorter of the terms of the leases or lives of the assets.

Deferred Financing Costs -

The costs incurred for obtaining financing, including all related legal and accounting fees are included in other assets in the accompanying consolidated balance sheets and are amortized over the life of the related financing from two to four years.

Intangible Assets -

Intangible assets consist of goodwill, customer lists, and non-compete agreements. Goodwill represents the excess of the purchase price over the fair value of assets of businesses acquired and is amortized on a straight-line basis over twenty-five years to forty years. Customer lists and non-compete agreements are amortized over the estimated period to be benefited, generally from three to five years.

Revenue Recognition -

Revenue is recognized when the shipment is completed, or when services are rendered to customers, and expenses are recognized as incurred. Certain customers pay in advance, giving rise to deferred revenue.

Income Taxes -

CDL accounts for income taxes utilizing the liability approach. Deferred income taxes are provided for differences in the recognition of assets and liabilities for tax and financial reporting purposes. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes, various accruals and reserves being deductible for tax purposes in future periods and certain acquired businesses reporting on the cash basis for income tax purposes prior to the Merger.

Long-Lived Assets -

CDL reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The measurement of impairment losses to be recognized is based on the difference between the fair values and the carrying amounts of the assets. Impairment would be recognized in operating results if a diminution in value occurred. The Company does not believe that any such changes have occurred.

Fair Value of Financial Instruments -

Due to the short maturities of CDL's cash, receivables and payables, the carrying value of these financial instruments approximates their fair values. The fair value of CDL's debt is estimated based on the current rates offered to CDL for debt with similar remaining maturities. CDL believes that the carrying value of its debt estimates the fair value of such debt instruments.

Stock Based Compensation -

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("Opinion 25"). CDL has elected to continue to account for employee stock-based compensation under Opinion 25 and provide the required pro forma disclosures as if the fair value based method of accounting under SFAS 123 had been applied (see Note 14).

Income (Loss) Per Share -

CDL follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" to calculate its earnings per share ("EPS"). Basic earnings per share represents net income (loss) divided by the weighted average shares outstanding. Diluted earnings per share represents net income (loss) divided by weighted average shares outstanding adjusted for the incremental dilution of common stock equivalents.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:


                                                      1998                1997                 1996
                                                  --------------      -------------        -------------
Basic weighted average common
  shares outstanding                                 6,662,258          6,672,284            6,677,546
Effect of dilutive securities:
  Stock options                                        175,249              2,656                -
  Employee stock purchase plan                           1,496                  -                -
                                                  --------------      -------------        -------------
Diluted weighted average common
  shares outstanding                                 6,839,003          6,674,940            6,677,546
                                                  ==============      =============        =============


The following common stock equivalents were excluded from the computation of diluted EPS because the exercise or conversion price was greater than the average market price of common shares:

                                                         1998            1997             1996
                                                       ----------      ---------        ---------
Stock options                                           573,684        685,038          562,568
Subordinated convertible debentures                     161,818        180,995          180,995
Seller financed convertible notes                       685,470            -              -
                                                       ==========      =========        =========


Recent Accounting Pronouncements-

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is intended to eliminate the diversity in practice in accounting for internal-use software costs and improve financial reporting. The statement is effective for fiscal years beginning after December 15, 1998. The Company has determined that the effect of this statement on the Company's consolidated financial position and results of operations is immaterial.

Reclassifications -

Certain reclassifications have been made to the prior years' consolidated financial statements in order to conform to the 1998 presentation.

(3)      BUSINESS COMBINATIONS:

In July 1998, the Company acquired all of the assets and certain liabilities of Metro Courier Network, Inc. ("Metro"), a provider of ground delivery services in Massachusetts, Maine and New Hampshire. The purchase price was approximately $4.4 million, consisting of $2.6 million in cash and a $1.8 million convertible note (the "Note") plus certain contingent payments. The excess purchase price over fair value of the underlying assets of $4.4 million was allocated to goodwill and other intangible assets. The Note bears interest at the rate of 7% per annum, with interest payable quarterly, is due July 2001 and is subordinate to all indebtedness due or that may become due to the Company's senior lender, First Union Commercial Corporation or its affiliates. The Note is convertible in its entirety at the option of the holder at any time through July 1, 2001 into fully paid shares of the Company's common stock at a conversion price of $7 per share over a ninety-day period. In addition, the purchase agreement also provided for a contingent earn-out of up to $1.5 million which has been amended by an agreement dated January 7, 1999, which cancelled this contingent obligation. The agreement required a purchase price adjustment of $180,000 which will result in an adjustment to increase the excess of purchase price over fair value of the net assets for this amount.

In August 1998, the Company acquired all of the outstanding shares of the capital stock of KBD Services, Inc. ("KBD"), a provider of ground delivery services in North and South Carolina. The purchase price was approximately $4.1 million consisting of $2.1 million in cash, a $1.5 million 7% subordinated convertible note (the "KBD Note") and a $500,000, 7% contingent subordinated convertible note (the "Contingent Note"). The excess purchase price over fair value of the underlying assets of $3.5 million was allocated to goodwill. The KBD Note is due August 5, 2003 with interest payable quarterly commencing October 1, 1998 and is convertible in its entirety at the option of the holder at any time through July 1, 2003 into fully paid shares of the Company's common stock if the market price equals or exceeds $6 per share over a thirty day period. The Contingent Note is subject to reduction or discharge if KBD's earnings before interest and taxes are less than $700,000 for the year ending July 31, 1999 and is due with interest on the finally determined principal on November 1, 1999. The holder or the Company may convert the Contingent Note in its entirety into fully paid shares of the Company's common stock at a conversion price of $6 per share after September 16, 1999 and through October 20, 1999. The KBD Note and the Contingent Note are subordinate to all indebtedness due or that may become due to the Company's senior lender, First Union Commercial Corporation or its affiliates.

In September 1998, the Company acquired certain assets and assumed certain liabilities of Eveready Express Corp. ("Eveready"), a provider of ground delivery services in the New York City market. The purchase price for the assets and certain non-compete agreements was $975,000, with $415,000 in cash and a $560,000 subordinated contingent note (the "Eveready Contingent Note"). The entire purchase price was allocated to goodwill and other intangible assets. The Eveready Contingent Note bears interest at the rate of 6% per annum, with semi-annual principal payments of $50,000 plus accrued interest commencing March 1999 and the remaining balance of principal and interest due September 2000. The final determination of the purchase price and the Eveready Contingent Note will be based upon the percentage of collected revenues earned by Eveready during the one-year period following the closing. The Eveready Contingent Note is subordinate to all indebtedness due or that may become due to the Company's senior lender, First Union Commercial Corporation or its affiliates.

In December 1998, the Company acquired all of the outstanding shares of the capital stock of First Choice Courier and Distribution Systems, Inc., Regional Express II, Inc., Regional Express III, Inc., and Manteca Enterprises, Inc. (collectively "First Choice Companies"). The purchase price was approximately $5.0 million consisting of $2.9 million in cash including direct acquisition costs, 206,185 shares of the Company's common stock (at $3.438 per share) and $1.4 million in 7% subordinated convertible notes (the "Notes). The excess purchase price over fair value of the underlying assets of $5.0 million was allocated to goodwill. The Notes are due December 8, 2001 with interest payable quarterly commencing February 28, 1999. At the option of either the holder or CDL, under certain circumstances 50% of the principal amount of the Notes are convertible into fully paid shares of CDL common stock at a conversion price of $7 per share. The notes are subordinate to all existing or future senior debt of CDL. In addition, a contingent earn-out in the aggregate amount of up to $800,000 is payable based on the achievement of certain financial goals during the three-year period following the closing.

Any payments of the earnouts discussed above will increase the goodwill recorded for the acquisition of the applicable company. The amortization of any additional goodwill and the conversion of any of the convertible notes and contingent convertible notes payable into common stock will negatively affect the Company's future earnings per share.

The above transactions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. The consolidated financial statements include the operating results of each business from their respective dates of acquisition.

The following summarized unaudited pro forma financial information (in thousands, except per share data) assumes that the Metro, KBD and First Choice acquisitions were consummated on January 1, 1998 and 1997. This information is not necessarily indicative of the results the Company would have obtained had these events actually occurred on such dates or of the Company's actual or future results.


                                                          For the Year                  For the Year
                                                             Ended                         Ended
                                                       December 31, 1998             December 31, 1997
                                                    -------------------------     -------------------------
                                                          (Unaudited)                   (Unaudited)
    Revenue                                                $201,533                      $190,984
    Income from continuing operations                         5,147                         3,733
    Net income                                               $2,321                        $1,040

    Basic net income per share                                 $.34                         $.16
    Diluted net income per share                               $.33                         $.16



During 1996, the Company acquired certain businesses in transactions accounted for as purchases. The total consideration paid in these transactions is contingent upon future activity and is estimated to aggregate $3.3 million, which consists of $2.2 million in cash, 75,312 shares of Common Stock at $8 per share and 90,909 shares of Common Stock at $5.50 per share. The Company also assumed approximately $185,000 of debt due to the former owners of one of the acquired businesses and their relatives. Of this amount $3.1 million has been assigned to the excess of purchase price over net assets of businesses acquired (goodwill) and other intangible assets. The purchase price was subsequently reduced by approximately $259,000 and $357,000 during 1998 and 1997, respectively, due to actual revenue not reaching projected revenue as stipulated in the purchase agreements. Accordingly, goodwill and seller-financed debt were reduced by this amount to reflect the reduction in the purchase price. Final determinations of the individual acquisition costs will be made by April 2000. The results of the acquired businesses have been reflected in the accompanying consolidated statements of operations since their respective acquisition dates. The results of operations of the acquired businesses prior to their acquisitions are not material to the Company's consolidated statements of operations.

(4)      DISCONTINUED OPERATIONS:

On December 31, 1997, the Company entered into an agreement providing for the sale of certain assets of its fulfillment and direct mail business. The purchase price for the assets was $850,000 and is comprised of $125,000 in cash with the remainder in the form of a promissory note (the "Note Receivable"). The Note Receivable bears interest at the rate of 6% per annum, with interest only in monthly installments during 1998. Commencing February 1, 1999 the Note Receivable will be paid in equal monthly installments of $14,016 including principal and interest through January 1, 2004. The Note Receivable is included in prepaid expenses and other current assets ($117,000 at December 31, 1998) and in security deposits and other assets ($608,000 and $725,000 at December 31, 1998 and 1997, respectively, in the accompanying consolidated balance sheets. The Note Receivable is collateralized by a security interest in the purchaser's accounts receivable, equipment and general intangibles. The security interest is subordinate to the interest of the purchaser's majority shareholder.

Accordingly, the financial position, operating results and the gain on the disposition of the Company's direct mail business have been segregated from continuing operations and reclassified as a discontinued operation in the accompanying consolidated financial statements.

Results from the discontinued fulfillment and direct mail business were as follows (in thousands) -


                                                              For the Years Ended December 31,
                                                                  1997                1996
                                                              -------------        ------------

Revenue                                                          $5,937                $7,959
                                                              =============        ============
Income (loss) from discontinued
  operations, net of income tax provision
  (benefit) of ($811) and $114 in 1997
  and 1996                                                      ($1,221)                 $171
                                                              =============        ============
Gain on disposal of assets, net of
  income tax provision of $15 in 1997                               $23                $    -
                                                              =============        ============


The net liabilities of discontinued operations are comprised of the following (in thousands) -

                                                                     December 31,
                                                                        1997
                                                                  ------------------

Current assets                                                             $3,829
Current liabilities                                                        (3,881)
                                                                  ------------------
  Net current liabilities                                                     (52)
Equipment and leasehold improvements                                           10
                                                                  ==================
Net liabilities of discontinued
  operations                                                                 ($42)
                                                                  ==================


(5)      PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following (in thousands) -


                                                                                        December 31,
                                                                        ---------------------------------------------
                                                                                1998                      1997
                                                                        --------------------      -------------------
  Other receivables                                                             $478                      $580
  Prepaid supplies and equipment deposits                                        146                       564
  Prepaid insurance                                                              151                       227
  Prepaid rent                                                                   119                        75
  Other                                                                          210                       339
                                                                        --------------------      -------------------
                                                                              $1,104                    $1,785
                                                                        ====================      ===================

(6)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following (in thousands) -

                                                                                                    December 31,
                                                                                         --------------------------------
                                                                                Useful Lives       1998             1997
                                                                                ------------    -----------   --------------
            Transportation and warehouse equipment                              3-7 years         $7,814            $6,603
            Office equipment                                                    3-7 years          6,203             4,443
            Other equipment                                                     5-7 years          1,018               811
            Leasehold improvements                                             Lease period        1,516             1,180
                                                                                                -----------   --------------
                                                                                                  16,551            13,037
            Less - accumulated depreciation and amortization                                      (9,921)           (7,370)
                                                                                                -----------   --------------
                                                                                                  $6,630            $5,667
                                                                                                ===========   ==============

Leased equipment under capitalized leases (included above) consists of the following (in thousands) -

                                                                       December 31,
                                                             --------------------------------
                                                                     1998             1997
                                                             ----------------  --------------
      Equipment                                                     $3,635           $3,521
      Less - accumulated amortization                               (1,835)            (909)
                                                             ----------------  --------------
                                                                    $1,800           $2,612
                                                             ================  ==============


The Company incurred capital lease obligations of $114,000 in 1998 for office equipment and $2.5 million during 1997 in connection with an agreement to lease 175 delivery vehicles.

(7)      INTANGIBLE ASSETS:

Intangible assets (see Note 3) consist of the following (in thousands) -


                                                                                          December 31,
                                                                                -------------------------------
                                                                                        1998            1997
                                                                                ---------------  --------------
                     Goodwill                                                         $16,276        $2,992
                     Non Compete agreements                                               536           336
                     Customer lists                                                       550           242
                     Other                                                                161           118
                                                                                ---------------  --------------
                                                                                       17,523         3,688
                     Less - accumulated amortization                                   (1,032)         (590)
                                                                                ---------------  --------------

                                                                                      $16,491        $3,098
                                                                                ===============  ==============

(8)   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following (in thousands) -

                                                                                                          December 31,
                                                                                                -------------------------------
                                                                                                     1998            1997
                                                                                                ---------------  --------------
                Payroll and related expenses                                                        $3,822           $3,088
                Third-party delivery costs                                                           1,605            1,525
                Insurance                                                                              561              274
                Professional fees                                                                      393              367
                Interest                                                                               175              175
                Marketing                                                                              101               71
                Rent                                                                                    50              151
                Other                                                                                  564              490
                                                                                                 ---------------  --------------

                                                                                                    $7,271           $6,141
                                                                                                 ===============  ==============


 (9) SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings -

At December 31, 1998 and 1997, the Company had line of credit agreements for $22.5 million and $15 million, respectively. The Company's outstanding borrowings on such lines of credit were approximately $13.6 million at December 31, 1998 and $7.4 million at December 31, 1997.

In November 1998, CDL and First Union Commercial Corporation ("First Union") modified an agreement entered into in July 1997, establishing a revolving credit facility (the "First Union Agreement"). The First Union Agreement provides for an increase in the original credit facility from $15 million to $22.5 million, provides CDL with an equipment acquisition term loan facility of up to $2.5 million and modifies other terms and conditions. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $22.5 million and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment and leasehold improvements and general intangibles of the Company and its subsidiaries. The First Union Agreement provides for both fixed and variable rate loans. Interest rates on fixed rate borrowings are based on LIBOR (which was 5.07% at December 31, 1998), plus 1.5% to 2%. Variable rate borrowings are based on First Union's prime lending rate (which was 7.75% at December 31, 1998), minus .25% to plus .25%. Based on eligible accounts receivable at December 31, 1998, $2.5 million of the credit facility and $2.5 million of the equipment acquisition term loan facility were available for future borrowings.

Under the terms of the First Union Agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions. The First Union Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At December 31, 1998, the Company was in compliance with all loan covenants. Borrowings under the line of credit facility averaged approximately $7.8 million with an average interest rate of 9.1% for the year ended December 31, 1998. Maximum borrowings were $13.6 million for the same period.

Long-Term Debt -

Long-term debt consists of the following (in thousands) -

                                                                                               December 31,
                                                                                        ---------------------------
                                                                                           1998           1997
                                                                                        ------------  -------------
10% and 8% Subordinated Convertible Debentures (a)                                        $890          $2,000
Capital lease obligations due through August 2001 with interest at rates ranging
  from 5.3% to 15.2% and secured by the related property.                                1,802           2,631
Seller-financed debt on acquisitions is payable in annual and quarterly installments through August, 2003.  Interest  is payable at rates ranging between 6.0% and 7.0% and one of the notes requires monthly payments based on
  collected revenues through September 2000 with interest imputed at the rate of         5,859             611
  9.0%.
Various  equipment  and  vehicle  notes  payable  to banks  and  finance companies due through March 2003 with interest  ranging from 8.0% to
  12.5% and secured by various assets of certain subsidiaries                              818             133
Debt due to former owners, their relatives, and employees of businesses acquired with weekly and quarterly principal and interest payments through September
  2001 together with interest at rates ranging from 8.0% to 10.0%.                         195             145
                                                                                       ------------  -------------
                                                                                         9,564           5,520
        Less - Current maturities                                                       (3,181)         (3,280)
                                                                                       ============  =============
                                                                                        $6,383          $2,240
                                                                                       ============  =============

(a) In September 1995, the Company issued $2 million in the aggregate principal amount of its 8% Subordinated Convertible Debentures (the "8% Debentures"). On April 1, 1998 the Company converted $740,000 of the $2 million of the 8% Debentures to 10% Subordinated Convertible Debentures (the "10% Debentures") and issued $150,000 of additional 10% Debentures. The remaining 8% Debentures, totaling $1,260,000 were repaid in August 1998. The 10% Debentures are convertible into common stock of the Company at a conversion price of $5.50 per share, accrue interest at 10% per annum which is payable quarterly, mature on August 21, 2000 and extend the initial repayment date by one year from August 1998 to August 1999. The 10% Debentures are redeemable by the Company, in whole or in part, without premium or penalty at any time on or after August 18, 1999, at their face amount plus accrued and unpaid interest, if any, to the date of redemption. The 10% Debentures are redeemable at the option of the holder, in whole but not in part, without premium or penalty, at any time after August 21, 1999. As a result, the 10% Debentures, totaling $890,000, have been classified as current maturities of long-term debt.

The aggregate annual principal maturities of debt (excluding capital lease obligations) as of December 31, 1998 are as follows (in thousands) -

       1999                                                  $2,158
       2000                                                     883
       2001                                                   3,242
       2002                                                      18
       2003                                                   1,461
                                                          -----------------
      Total                                                  $7,762
                                                          =================

The Company leases certain transportation and office equipment under capital lease agreements that expire at various dates. At December 31, 1998, minimum annual payments under capital leases, including interest, are as follows (in thousands) -

       1999                                                        $1,141
       2000                                                           773
       2001                                                            18
                                                                 ---------------
         Total minimum payments                                     1,932
       Less - Amounts representing interest                          (130)
                                                                 ---------------
         Net minimum payments                                       1,802
       Less - Current portion of obligations under capital leases  (1,023)
                                                                 ---------------
         Long-term portion of obligations under capital leases       $779
                                                                 ===============


(10)     EMPLOYEE BENEFIT PLANS:

The Company adopted a 401(k) retirement plan during 1996 and merged all of the existing subsidiary plans into the newly adopted plan. Substantially all employees are eligible to participate in the plan and are permitted to contribute between 1% and 20% of their annual salary. The Company has the right to make discretionary contributions that will be allocated to each eligible participant. The Company did not make discretionary contributions for the years ended December 31, 1998, 1997 and 1996.

(11)     INCOME TAXES:

Federal and state income tax provision (benefit) for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands) -


                                              1998                1997               1996
                                          ---------------     ---------------   ----------
  Federal-
    Current                                  $797                 $723              ($60)
    Deferred                                  300                  (35)             (752)
  State                                       319                  200              (146)
                                         ---------------     ---------------   ----------
                                           $1,416                 $888             ($958)
                                        ===============      ===============   ==========


The differences in Federal income taxes provided and the amounts determined by applying the Federal statutory tax rate (34%) to income (loss) from continuing operations before income taxes for the years ended December 31, 1998, 1997 and 1996, result from the following (in thousands) -


                                              1998                1997            1996
                                          -------------       -------------   -----------

  Tax at statutory rate                       $1,267               $865          ($616)
  Add (deduct) the effect of -
    State income taxes                           211                132            (96)
    Nondeductible expenses and other, net        (62)              (109)            65
    Reduction of estimated taxes provided
           in the prior Year                     -                   -            (311)
                                           -------------     --------------   -----------
                                             $1,416                $888          ($958)
                                           =============     ==============  ============


The acquired businesses filed "short-period" Federal tax returns through November 30, 1995. In connection with such filings the Company provided $400,000 during 1995 to cover any potential exposures related to the filings, which was subsequently reduced by $311,000 in 1996.

The components of deferred income tax assets and liabilities are as follows (in thousands) -

                                                               December 31,
                                                       -------------------------
                                                          1998           1997
                                                      -----------    -----------
        Deferred income tax assets -
           Allowance for doubtful accounts                $753           $633
           Reserves and other, net                         903            712
                                                    ============    ============
               Total deferred income tax assets         $1,656         $1,345
                                                    ============    ============

        Deferred income tax liabilities -
           Trade receivables discount                   $(507)         $  -
           Accumulated depreciation and amortization     (391)         (320)
           Cash to accrual differences                   (288)         (176)
           Other                                         (731)         (692)
                                                   -------------     -----------
               Total deferred income tax liabilities  ($1,917)      ($1,188)
                                                   =============    ============
                Net deferred tax (liability) asset      $(261)         $157
                                                   =============    ============

(12)     REPORTABLE SEGMENTS:

Effective December 31, 1998, CDL implemented Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"). SFAS 131 requires a company to disclose reportable segments based on the way management organizes its segments for making operating decisions and assessing performance. CDL has two reportable segments: Air and Ground. Separate management of each segment is required because each business unit is subject to different cost and delivery parameters. Segment information for 1998, 1997 and 1996 is as follows (in thousands).


                                                              Air           Ground           Total
  Revenue from external customers
       1998                                                $55,547        $130,192        $185,739
       1997                                                 56,545         114,957         171,502
       1996                                                 51,972         111,118         163,090
  Intersegment revenue
       1998                                                     71           1,568           1,639
       1997                                                    226           2,006           2,232
       1996                                                    294           2,358           2,652
  Interest expense
       1998                                                    373             873           1,246
       1997                                                    377             767           1,144
       1996                                                    257             548             805
  Depreciation and amortization
       1998                                                    556           2,565           3,121
       1997                                                    415           1,856           2,271
       1996                                                    249           1,310           1,559
  Segment profit (loss)
       1998                                                    497           1,814           2,311
       1997                                                     71           1,586           1,657
       1996                                                      5           (859)            (854)
  Segment assets
       1998                                                 11,489          40,599          52,088
       1997                                                 15,041          21,118          36,159
       1996                                                 14,434          20,567          35,001
  Expenditures for segment assets
       1998                                                    637           1,608           2,245
       1997                                                    281             910           1,191
       1996                                                    304             975           1,279


The CDL Air Division derives its revenue from the provision of customized heavy freight, next flight out and international shipments whereby package movement is by air generally on scheduled airline flights. CDL ground delivery services are provided to customers by a CDL driver in a vehicle either on a rush basis or on a regularly scheduled route basis. Air revenue is generally measured by package while ground delivery revenue is generally measured by the number of stops involved.

Intersegment revenue results from the provision of ground service for the pick-up or delivery of packages for delivery to airports or from airports to customers. The Air Division also provides delivery by air of time-critical material for ultimate distribution by ground-based drivers.

Management evaluates the performance of each segment based on its overall contribution to the Company's net income after factoring in the allocation of interest as well as an intersegment charge for Corporate general and administrative expenses.


(13)     COMMITMENTS AND CONTINGENCIES:

 Operating Leases -

The Company leases its office and warehouse facilities under noncancellable operating leases, which expire at various times through January 2007. The approximate minimum rental commitments of the Company, under existing agreements as of December 31, 1998, are as follows (in thousands) -

          1999                                                    $4,274
          2000                                                     3,323
          2001                                                     2,427
          2002                                                     1,357
          2003                                                       955
          Thereafter                                               1,488



Rent expense related to operating leases amounted to approximately $12.7 million, $13.1 million and $13.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Litigation -

In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in the amount of up to $500,000 or such greater amount as may be due together with interest calculated at a rate equivalent to the rate charged the Company by its senior lender and due on December 1, 2000. The Promissory Note is further secured by 100,000 shares of CDL common stock. Discovery is currently pending and as a result the Company is unable to make a determination as to the merits of the claim. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the consolidated financial position or results of operations of the Company.

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

Sales Agency Agreements -

The  Company  has  entered  into  sales  agency   agreements  with   independent
contractors with varying terms to perform courier services on behalf of the Company. The independent contractors provide marketing and sales services and the Company provides the resources to perform courier services. In connection with these transactions the Company retains from the independent contractors a fee for services rendered of approximately 10% of revenues. The profit on these sales net of the Company's fees for its services is remitted back to the independent contractors as payment for marketing and sales services rendered. Sales agency charges totaled $4.2 million, $4.7 million and $3.8 million in 1998, 1997 and 1996, respectively.

Earn-Outs -

Certain of the companies acquired by CDL are eligible to earn additional amounts, consisting of a combination of cash and notes payable, as adjustments to the purchase prices paid for those companies. At December 31, 1998, the Company recorded an accrual for the estimated earn-outs for KBD ($500,000 contingent note payable), Everready ($560,000 contingent note payable), and the First Choice Companies ($687,000 payable in cash and included in other liabilities in the accompanying financial statements).

(14)     STOCK OPTION PLANS:

The Company has two stock option plans under which employees and independent directors may be granted options to purchase shares of Company Common Stock at or above the fair market value at the date of grant. Options generally vest in one to four years and expire in 10 years.

Employee Stock compensation Program -

In September 1995, the Board of Directors adopted, and the stockholders of the Company approved the Company's Employee Stock Compensation Program (the "Employee Stock Compensation Program"). The Employee Stock Compensation Program authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to key employees of the Company, including those employees serving as officers or directors of the Company. The Company initially reserved 1,400,000 shares of Common Stock for issuance in connection with the Employee Stock Compensation Program. In June 1998, the Board of Directors adopted and the stockholders of the Company approved an additional 500,000 shares for issuance under the Employee Stock Compensation Program. The Employee Stock Compensation Program is administered by a committee of the Board of Directors (the "Administrators") made up of directors who are disinterested persons. Options and awards granted under the Employee Stock Compensation Program will have an exercise or payment price as established by the Administrators provided that the exercise price of incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. Unless otherwise specified by the Administrators, options and awards will vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant.

1995 Stock Option Plan for Independent Directors -

In September 1995, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1995 Stock Option Plan for Independent Directors (the "Director Plan"). The Director Plan authorizes the granting of non-qualified stock options to non-employee directors of the Company. The Company has reserved 100,000 shares of Common Stock for issuance in connection with the Director Plan. The Director Plan is administered by a committee of the Board of Directors (the "Committee"), none of whom will be eligible to participate in the Director Plan. The Director Plan provided for an initial grant of an option to purchase 1,500 shares of Common Stock upon election as a director of the Company, a second option to purchase 1,000 shares of Common Stock upon the one-year anniversary of such director's election and subsequent annual options for 500 shares of Common Stock upon the anniversary of each year of service as a director. In June 1998, the stockholders of the Company approved amendments to the Director Plan. The amendments replaced the annual stock option grants of the original plan with quarterly grants of 1,250 shares of stock options on the first trading day of each fiscal quarter commencing on October 1, 1997. In August 1998 and February 1999, the committee approved further amendments to the Plan. These amendments, subject to shareholder approval at the annual meeting, replaced the time period to exercise vested options after a participating director has served as a director for a period of three consecutive years or more. The Director Plan was amended to provide that in the event any holder, who has served as a director for three or more consecutive years, shall cease to be a director for any reason, including removal with or without cause or death or disability, all options (to the extent exercisable at the termination of the director's service) shall remain exercisable by the holder or his lawful heirs, executors or administrators until the expiration of the ten-year period following the date such options were granted.


Information regarding the Company's stock option plans is summarized below:


                                                                        Weighted
                                                             Number     Average
                                                              of        Exercise
                                                            Shares       Price
                                                         ----------    ---------
   Shares under option:
     Outstanding at December 31, 1995                      395,000       $13.00

       Granted                                             219,706 (1)    $8.86
       Exercised                                               -            -
       Canceled                                            (52,138)      $13.00
                                                           --------

     Outstanding at  December 31, 1996                     562,568       $11.36

       Granted                                             444,928        $3.85
       Exercised                                             -             -
       Canceled                                            (99,373)      $10.15
                                                         ----------

     Outstanding at  December 31, 1997                     908,123        $7.80

       Granted                                             302,203        $2.85
       Exercised                                             -             -
       Canceled                                            (56,011)      $11.81
                                                         -----------

     Outstanding at December 31, 1998                    1,154,315        $6.34
                                                        ============

   Options exercisable at:
     December 31, 1996                                     131,037       $11.94
                                                        ============    ========
     December 31, 1997                                     576,592        $7.33
                                                        ============   =========
     December 31, 1998                                     915,378        $6.35
                                                        ============   =========

(1) Includes 100,179 grants approved by the Compensation Committee of the Board of Directors in January 1996 that were priced effective as of the date of the Mergers (November 27, 1995).

At December 31, 1998, options available for grant under the Employee Stock Compensation Plan and the Director Plan total 780,685 and 65,000, respectively.

The following summarizes information about option groups outstanding and exercisable at December 31, 1998:


                                       Outstanding Options                                Exercisable Options
                      -------------------------------------------------------     ------------------------------------
                           Number                                                      Number
                         Outstanding           Weighted           Weighted           Exercisable           Weighted
    Range of                as of               Average           Average               as of              Average
    Exercise            December 31,           Remaining          Exercise          December 31,           Exercise
     Prices                 1998                 Life              Price                1998                Price
------------------    ------------------    ----------------    -------------     ------------------     -------------
     $2.31 -
     $4.75                 662,695              8.65               $2.95             502,674               $2.93
     $4.88 -
     $7.88                 152,433              8.23               $6.24             151,433               $6.25
    $13.00                 339,187              6.69              $13.00             261,271              $13.00
------------------    ------------------    ----------------    -------------     ------------------     -------------

The Company adopted the provisions of SFAS 123 and has chosen to continue to account for stock-based compensation using the intrinsic value method.
Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income (loss) and earnings (loss) per share is required and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996 -


                                                                            1998                1997               1996
                                                                       ---------------     ---------------   -------------
          Weighted average fair value                                       $2.25              $1.50             $3.06
          Risk-free interest rate                                            5.10%              5.60%             6.50%
          Volatility factor                                                   99%                55%                37%
          Expected life                                                     5.5 years           5 years        7 years

          Dividend yield                                                     None                 None              None
                                                                       --------------       --------------   -------------

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and income (loss) per share were as follows (in thousands except per share data):


                                                                            1998                1997               1996
                                                                       ---------------     ---------------   -----------------
          Net income (loss) - as reported                                 $2,311               $459               ($683)
          Net income (loss) - pro forma                                    1,812               (295)             (1,399)
          Basic income (loss) per share -
             As reported                                                     .35                .07                (.10)
             Pro forma                                                       .27               (.04)               (.21)
          Diluted income (loss) per share -
             As reported                                                     .34                .07                (.10)
             Pro forma                                                       .26               (.04)               (.21)


(15)     EMPLOYEE STOCK PURCHASE PLAN

Effective April 1, 1998, CDL adopted an Employee Stock Purchase Plan (the "Employee Purchase Plan"). The Employee Purchase Plan permits eligible employees to purchase CDL common stock at 85% of the closing market price on the last day prior to the commencement of the purchase period. The Employee Purchase Plan provides for the purchase of up to 500,000 shares of common stock. No shares were issued under the Employee Purchase Plan in 1998.

(16)     RELATED PARTY TRANSACTIONS:

Leasing Transactions -

Certain subsidiaries of the Company paid approximately $530,000, $905,000 and $851,000 for the years ended December 31, 1998, 1997 and 1996, respectively, in rent to certain directors, stockholders or companies owned and controlled by directors or stockholders of the Company. Rent is paid for office, warehouse facilities and transportation equipment.

Receivable from Shareholder -

In connection with his indemnification to CDL under the terms of CDL's acquisition of Securities Courier Corporation ("Securities"), Mr. Vincent Brana has entered into a settlement agreement and executed a promissory note in the amount of $500,000 or such greater amount as may be due under the settlement agreement. The Company has agreed to advance certain legal fees and expenses related to certain litigation involving Securities, which Mr. Brana has indemnified CDL (see Note 13). At December 31, 1998 the Company had a receivable due from Mr. Brana totalling $599,000, which is included in other assets in the accompanying consolidated financial statements. Mr. Brana has agreed to repay the Company on December 1, 2000, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. The Company holds 100,000 shares of common stock as security for the Note.

Administrative Fees and Other -

The Company incurred sales commissions and consulting fees of $1.9 million in 1998, $1.3 million in 1997 and $1.1 million in 1996 to companies affiliated through common ownership with directors or stockholders of the Company or to former employees of the Company or its subsidiaries. As of December 31, 1998 and 1997, accrued expenses and other current liabilities included approximately $168,000 and $274,000, respectively, of accrued sales commissions due to related parties. See Note 18 for restructuring charges that pertain to related parties.

In connection with the Merger discussed in Note 1, stockholders of the acquired businesses entered into five-year covenants-not-to-compete agreements with the Company. Additionally, certain of the stockholders received employment contracts.

(17)     SALE OF SUBSIDIARY:

On January 31, 1997 the Company sold the stock of Distribution Solutions International, Inc. (DSI), a subsidiary that provided contract logistics services, to its former owner and president in exchange for 137,239 shares of the Company's common stock, valued at approximately $4.38 per share (the closing price of the Company's common stock on the sale date.) In connection with the sale, the Company recorded a gain of approximately $816,000 before applicable Federal and state income taxes. Revenue included in the accompanying consolidated financial statements from the operation was approximately $400,000 and $4.6 million for the month of January 1997 and the year ended December 31, 1996 respectively. Operating losses were approximately $20,000 and $650,000 for the month of January 1997 and the year ended December 31, 1996, respectively.

(18)   RESTRUCTURING CHARGE:

During the fourth quarter of 1996, the Company recognized the impact of several non-recurring charges totaling $1.4 million . The restructuring charge included salary and contract settlements, abandonment of operating leases and other costs associated with management headcount reduction and other consolidation issues. At December 31, 1998, $275,000 was included in accrued expenses and $69,000 was included in other liabilities and are payable to a former director and stockholder of the Company or its subsidiaries. At December 31, 1997, $339,000 was included in accrued expenses and $344,000 was included in other liabilities, of which $275,000 and $344,000, respectively, were payable to a former director and stockholder of the Company or its subsidiaries.

(19)   SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest and income taxes for the years ended December 31, 1998, 1997 and 1996 was as follows (in thousands) -




                                                               1998              1997               1996
                                                            ----------------   --------------  --------------
            Interest                                           $1,246            $1,024            $831
            Income taxes                                          778               245             878
                                                           -----------------   --------------  --------------


Supplemental schedule of noncash financing activities for the years ended December 31, 1998, 1997 and 1996 was as follows (in thousands) -

                                                                                    1998               1997            1996
                                                                                -----------         ---------      ----------
              Capital lease obligations incurred                                   $114              $2,700            $202
              Seller financed debt related to purchase of businesses              5,670                  50           1,929
              Debt and capital leases assumed in connection with acquisitions
                                                                                  1,699                   -               -
              Issuance of common stock in connection with purchases
                 of businesses                                                      644                  25           1,102
              Adjustment of purchase price for businesses
                 previously acquired                                                259                 357               -
              Note receivable issued in connection with disposal of
                 assets of discontinued operations                                   -                  725               -


(20)   SUBSEQUENT EVENTS:

Stock Options

On January 4, 1999 CDL granted 200,000 stock options under its Employee Stock Compensation Plan.

Senior Subordinated Notes and Warrants

On January 29, 1999, the Company completed a $15 million private placement of senior subordinated notes and warrants with three financial institutions. The notes bear interest at 12% per annum and are subordinate to all senior debt including the Company's credit facility with First Union Commercial Corporation. Under the terms of the notes, the Company is required to maintain certain financial ratios and comply with other financial conditions. The notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company plans to use the proceeds to finance acquisitions as they arise and for general working capital purposes.

Acquisition

On February 16, 1999, CDL entered into and consummated an asset and stock purchase agreement (the "Purchase Agreement") with its subsidiary, Sureway Air Traffic Corporation ("Sureway") and Victory Messenger Service, Inc., Richard Gold, Darobin Freight Forwarding Co., Inc.,("Darobin") and The Trust Created Under Paragraph Third of the Last Will and Testament of Charles Gold (the "Trust"), (collectively "Gold Wings") , whereby Sureway purchased all of the outstanding shares of the capital stock of Darobin and certain of the assets and liabilities of the other sellers. The purchase price was comprised of approximately $3.0 million in cash including estimated direct acquisition costs, $1,650,000 in a 7% subordinated note (the "Note") and 200,000 shares of CDL common stock. The Note is due April 16, 2001 with interest payable quarterly commencing April 1, 1999. The Note is subordinate to all existing or future senior debt of CDL. In addition, a contingent earn out in the aggregate amount of up to $520,000 is payable based on the achievement of certain financial goals during the two year period following the closing. The earn out is payable 55% in cash and 45% in CDL common stock. CDL financed the acquisition using proceeds from its revolving credit facility with First Union Commercial Corporation.

The following summarized unaudited pro forma financial information (in thousands except per share data) assumes that the Gold Wings acquisition was consummated, the senior subordinated notes and warrants were issued and the acquisitions discussed in Note 3 occurred on January 1, 1998. This information is not necessarily indicative of the results CDL would have obtained had these events actually occurred or of CDL's actual or future results.

                                                           For the Year
                                                               Ended
                                                       December 31, 1998
                                                    -------------------------
                                                            (Unaudited)
         Revenue                                           $216,435
         Income from continuing operations                    4,592
         Net income                                          $1,988

         Basic net income per share                           $.26
         Diluted net income per share                         $.26


Exchange Listing -

As of February 23, 1999, shares of the Company's common stock began trading on the American Stock Exchange under the symbol CDV. The Company's stock formerly traded on the Nasdaq National Market under the symbol CDLI.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Company

          The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1999 Annual Meeting of Stockholders, except for certain information relating to the Company's executive officers which is provided below.

Executive Officers

          The following table sets forth certain information as of March 12, 1999 concerning each of the Company's executive officers:


       Name                        Age                       Position

  Albert W. Van Ness, Jr.        56      Chairman of the Board, Chief Executive
                                         Officer, Acting Chief Financial Officer
                                         and Director
  William T. Brannan             50      President, Chief Operating Officer and
                                         Director
  Joseph J. Leonhard             47      Vice President - Controller
  Mark Carlesimo                 45      General Counsel
  Russell J. Reardon             48      Vice President - Treasurer
  Andrew B. Kronick              35      Vice President - Sales and Marketing
  Robin Dennis                   46      Vice President - Information Technology
  Michael Brooks                 44      Southeast Region Manager
  Randy Catlin                   52      Air Division Manager
  Robert Wyatt                   40      Northeast Region Manager

          Albert W. Van Ness, Jr. has served as the Chairman of the Board, Chief Executive Officer and Director of CDL since February 1997 and Acting Chief Financial Officer since May, 1998. He remains a Managing Partner of Club Quarters, LLC, a hotel development and management company, since October 1992. From June 1990 until October 1992, Mr. Van Ness served as Director of Managing People Productivity, a consulting firm. Prior thereto, from 1982 until June

1990, Mr. Van Ness held various executive offices with Cunard Line Limited, a passenger ship and luxury hotel company, including Executive Vice President and Chief Operating Officer of the Cunard Leisure Division and Managing Director and President of the Hotels and Resorts Division. Prior thereto, Mr. Van Ness served as the President of Seatrain Intermodal Services, Inc., a cargo shipping company.

          William T. Brannan has served as the President and Chief Operating Officer of CDL since November 1994. From January 1991 until October 1994, Mr. Brannan served as President, Americas Region - US Operations, for TNT Express Worldwide, a major European-based overnight express delivery company. Mr. Brannan has twenty three years of experience in the transportation and logistics industry.

          Joseph J. Leonhard has been the Controller of CDL since June 1995 and was appointed to the position of Vice-President in May 1996. Prior thereto, from June 1987 until June 1995, Mr. Leonhard was the Controller and Chief Financial Officer of Scientific Devices East, Inc.

          Mark Carlesimo has been General Counsel of CDL since September 1997. From July 1983 until September 1997, Mr. Carlesimo served as Vice President of Legal Affairs of Cunard Line Limited.

          Russell J. Reardon was appointed Vice President - Treasurer of CDL in January 1999. Prior thereto, from September 1998 until January 1999 Mr. Reardon was Chief Financial Officer, Secretary and Vice President - Finance of Able Energy, Inc. From April 1996 until February 1998 Mr. Reardon was Chief Financial Officer, Secretary and Vice President - Finance of Logimetrics, Inc.

          Andrew B. Kronick was appointed Vice President - Sales and Marketing of CDL in January 1999. Prior thereto Mr. Kronick served as General Manager and Vice President-Business Development for the Company's Northeast Region. From August, 1991 until its merger into the Company, Mr. Kronick was Vice President of Click Courier Systems.

          Robin Dennis was appointed Vice President - Information Technology of CDL in January 1999. Mr. Dennis was an independent consultant providing information technology advice to a wide range of companies. Prior thereto, Mr. Dennis served as Vice President - Information Technology for Cunard Line Limited from October 1988 until February 1997.

          Michael Brooks has served as Director of the Company since December 1995, as Southeast Region Manager since August 1996 and as President of Silver Star Express, Inc., a subsidiary of the Company, since November 1995. Prior to the merger of Silver Star Express, Inc. into the Company, Mr. Brooks was President of Silver Star Express, Inc. since 1988. Mr. Brooks has twenty four years of experience in the same-day ground and distribution industries. In addition, Mr. Brooks is currently a Director of the Express Carriers Association, an associate member of the National Small Shipment Traffic Conference and an affiliate of the American Transportation Association.

          Randy Catlin has served as Air Division Manager of the Company and as Chief Executive Officer of SureWay Worldwide, a subsidiary of the Company, since March 1997. From 1984 until 1997, Mr. Catlin was Vice-Chairman of SureWay Worldwide, formerly known as Sureway Air Traffic Corporation. Mr. Catlin has thirty one years of experience in the air courier industry. In addition, Mr.

Catlin  is  currently  Chairman  of the  annual  conference  of the Air  Courier
Conference of America, and has served previously as President and Director of the organization.

          Robert Wyatt has been the Northeast Region Manager since November 1997, Manhattan Region Manager since August 1996 and President of Olympic Courier Systems, Inc. a subsidiary of the Company since November 1995. From December 1995 until November 1997, Mr. Wyatt served as Director of the Company. Prior thereto, Mr. Wyatt was co-founder and President of certain of the companies comprising Orbit/Lightspeed Courier Systems, Inc. , a former subsidiary of the Company which has been merged into Olympic. Mr. Wyatt has fourteen years of experience in the same-day delivery industry. He currently serves on the Board of Directors of the Messenger Courier Association of the Americas. Mr. Wyatt has also served as the President of the New York State Messenger and Courier Association.

Item 11.  Executive Compensation

          The  Company   hereby   incorporates   by  reference  the   applicable
information from its definitive proxy statement for its 1999 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The  Company   hereby   incorporates   by  reference  the   applicable
information from its definitive proxy statement for its 1999 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

          The  Company   hereby   incorporates   by  reference  the   applicable
information from its definitive proxy statement for its 1999 Annual Meeting of Stockholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1)  Financial Statements

        See Item 8. Financial Statements and Supplementary Data.

(a)(2)  Financial Statement Schedules

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                          Page
CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES:
   Schedule II - Consolidated Valuation and Qualifying Accounts -
    For the years ended December 31, 1998, 1997 and 1996..................S-1

          All other schedules called for by Regulation S-X are not submitted because either they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.


(a)(3)  Exhibits

         The Exhibits listed in (c) below are filed herewith.


(b)  Reports on Form 8-K

         Report on Form 8-K/A filed on October 19, 1998 concerning the Company's acquisition of all of the capital stock of KBD Services, Inc.

         Report on Form 8/K filed on December 11, 1998 concerning the amendment of the Company'scredit facility with First Union Commercial Corporation increasing credit availability from $15 million to $25 million.

         Report on Form 8/K filed on December 22, 1998 concerning the Company's acquisition of all of the capital stock of First Choice Courier and Distribution Systems, Inc. and related companies.

         Report on Form 8-K filed on February 26, 1999 concerning the Company's purchase of certain assets and stock by Sureway Air Traffic Corporation of the Gold Wings Companies (including a Trust).

         Report on Form 8-K filed on February 26, 1999 concerning the Company's completion of $15 million private placement of senior subordinated notes and warrants.

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

        21.1    List   of   subsidiaries   of   Consolidated
                Delivery & Logistics, Inc.

        23.1    Consent of Independent Public Accountants

        25.1    Power of Attorney

        27.1    Financial  Data  Schedule  (for   electronic
                submission only)

                         SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                               CONSOLIDATED DELIVERY & LOGISTICS, INC.



                                By:    /s/ Albert W. Van Ness, Jr.
                                       Albert W. Van Ness, Jr.,
                                       Chairman of the Board, Chief Executive
                                         and Acting Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.


           Signature                                      Capacity


    /s/ Albert W. Van Ness, Jr.          Chairman of the Board, Chief Executive
        Albert W. Van Ness, Jr.          and  Acting  Chief  Financial  Officer
                                         (Principal  Executive,  Financial   and
                                         Accounting Officer) and Director

    /s/ William T. Brannan               President, Chief Operating Officer and
        William T. Brannan               Director


    /s/ Michael Brooks                   Director
        Michael Brooks


    /s/ Randall Catlin                   Director
        Randall Catlin


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


    /s/ John S. Wehrle                   Director
        John S. Wehrle


*By: ___/s/ Albert W. Van Ness, Jr.
         Albert W. Van Ness, Jr.,
         Attorney-in-Fact


                                                                   Schedule II

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                    Balance          Charged                                               Balance
                                       at           To Costs      Write-offs                               at End
                                   Beginning           and        Net of                                     of
          Description              of Period        Expenses      Recoveries           Other (a)           Period
          -----------              ---------        --------      ----------           ---------           --------
For the year ended
   December 31, 1998 -
   Allowance for doubtful
   Accounts                          $1,433          $1,151          $(873)              $154             $1,865
                                 =============    ===========    ==============    ==============      ==============

For the year ended
   December 31, 1997 -
   Allowance for doubtful
   Accounts                          $1,598          $1,117         ($1,282)               -              $1,433
                                 =============    ===========    ==============    ==============      ==============

For the year ended
   December 31, 1996 -
   Allowance for doubtful
   Accounts                          $1,249          $1,315           ($966)               $ -             $1,598
                                 =============    ===========    ==============    ==============      ==============


(a) Represents allowance for doubtful accounts of acquired companies.

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                INDEX TO EXHIBITS

   Exhibits                                                         Page

        10.13   Consulting  Agreement,  dated July 27, 1997,
                by  and  between   Clayton/National  Courier
                Systems, Inc., and Labe Leibowitz.                    2

        10.14   Amendment,   dated  December  23,  1997,  to
                Employment Agreement,  with Al Van Ness, Jr.          6

        11.1    Statement   Regarding   Computation  of  Net
                Income (Loss) Per Share                               9

        21.1    List   of   Subsidiaries   of   Consolidated
                Delivery & Logistics, Inc.                            10

        23.1    Consent of Independent Public Accountants             11

        25.1    Power of Attorney                                     12

        27.1    Financial  Data  Schedule  (for   electronic
                submission only)                                      13