Form 10-Q
period 1999-03-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1999-05-17
CIK 1000779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q


(Mark One)

[ ] Quarterlyreport pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the  transition  period from_______________to____________


Commission File Number:    0-26954


                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
             (Exact name of Registrant as specified in its charter)


       Delaware                                             22-3350958
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization



380 Allwood Road                                                    07012
Clifton, New Jersey                                               (Zip Code)
(Address of principal executive offices)

                                 (973) 471-1005
              (Registrant's telephone number, including area code)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No___

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of May 10, 1999 was 7,311,026.

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX
                                                                      Page

Part I - Financial Information (unaudited)

         Item 1 - Financial Statements

              Consolidated Delivery & Logistics, Inc. and Subsidiaries

              Condensed Consolidated Balance Sheets as of March 31, 1999,
              and December 31, 1998                                          3

              Condensed Consolidated Statements of Operations
              for the Three Months Ended March 31, 1999 and 1998             4

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1999 and 1998                     5

              Notes to Condensed Consolidated Financial Statements           6

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       12

Part II - Other Information

         Item 1 - Legal Proceedings                                         16

         Item 6 - Exhibits and Reports on Form 8-K                          17

Signature                                                                   18


            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except share information)

                                                                     March 31,         December 31,
                                                                        1999               1998
                                                                  --------------       -------------
                                                                    (Unaudited)            (Note 1)

                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $1,063                $295
  Accounts receivable, net                                             24,710              24,491
  Prepaid expenses and other current assets                             5,094               2,560
                                                                  --------------      -----------
    Total current assets                                               30,867              27,346

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                               6,599               6,630
INTANGIBLE ASSETS, net                                                 22,733              16,491
OTHER ASSETS                                                            1,736               1,621
                                                                  ==============      ===========
    Total assets                                                      $61,935             $52,088
                                                                  ==============      ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                                $1,252             $13,577
  Current maturities of long-term debt                                  3,078               3,181
  Accounts payable and accrued liabilities                             19,102              14,784
                                                                  --------------      -----------
    Total current liabilities                                          23,432              31,542

LONG-TERM DEBT                                                         21,967               6,383
OTHER LONG-TERM LIABILITIES                                             3,127               2,756
                                                                  --------------      -----------
    Total liabilities                                                  48,526              40,681
                                                                  --------------      -----------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                            -                   -
 Common stock, $.001 par value; 30,000,000 shares
   authorized;   7,043,702  and  6,843,702   shares  issued  and
   outstanding   at  March  31,  1999  and  December  31,  1998,
   respectively                                                            7                   7
 Additional paid-in capital                                           11,330               9,670
 Treasury stock, 29,367 shares at cost                                  (162)               (162)
 Retained earnings                                                     2,234               1,892
                                                                  --------------      ----------
    Total stockholders' equity                                        13,409              11,407
                                                                  ==============      ==========
    Total liabilities and stockholders' equity                       $61,935             $52,088
                                                                  ==============      ==========




     See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                 For the Three Months
                                                                                    Ended March  31,
                                                                           -----------------------------------
                                                                                1999                1998
                                                                           ----------------    ---------------


Revenue                                                                       $51,307             $42,686

Cost of revenue                                                                39,554              33,059
                                                                           ----------------    ---------------

  Gross profit                                                                 11,753               9,627

Selling, general, and administrative expenses                                   9,755               8,428
Depreciation and amortization                                                   1,019                 614
                                                                           ----------------    ---------------

  Operating income                                                                979                 585

Other (income) expense:
  Interest expense                                                                647                 264
  Other income, net                                                              (234)                (80)
                                                                           ----------------    ---------------


Income before provision for income taxes                                          566                 401

Provision for income taxes                                                        224                 160
                                                                           ----------------    ---------------

  Net income                                                                     $342                $241
                                                                           ================    ===============

Net income per share:
  Basic                                                                          $.05                $.04
                                                                           ================    ===============
  Diluted                                                                        $.05                $.04
                                                                           ================    ===============

Basic weighted average common shares outstanding                                6,939               6,667
                                                                           ================    ===============

Diluted weighted average common shares outstanding                              7,447               6,783
                                                                           ================    ===============



     See accompanying notes to condensed consolidated financial statements.



            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                For the Three Months Ended
                                                                                           March 31,
                                                                              --------------------------------
                                                                                    1999              1998
                                                                              --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $342              $241
Adjustments to reconcile net income to net cash provided by
  operating activities -
    Gain on disposal of equipment and leasehold improvements                          (31)                -
    Depreciation and amortization                                                   1,019               614
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                    1,124             2,686
        Prepaid expenses and other current assets                                  (2,653)              271
        Other assets                                                                 (216)              211
      Increase (decrease) in -
        Accounts payable and accrued liabilities                                    3,537              (483)
        Other long-term liabilities                                                   (77)             (134)
                                                                              --------------    --------------
          Net cash provided by operating activities                                 3,045             3,406
                                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                          166                 -
  Purchase of business, net of cash acquired                                       (3,180)                -
  Additions to equipment and leasehold improvements                                  (707)           (1,033)
                                                                              --------------    --------------
          Net cash used in investing activities                                    (3,721)           (1,033)
                                                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings repayments, net                                           (12,325)           (3,007)
  Borrowing (repayments) of long-term debt, net                                    13,886              (371)
  Issuance of stock warrants in connection with long-term financing                   885                 -
  Deferred financing costs                                                         (1,002)                -
                                                                              --------------    --------------
          Net cash (used in) provided by  financing activities                      1,444            (3,378)
                                                                              --------------    --------------

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                      -                46
                                                                              --------------    --------------

          Net increase (decrease) in cash and cash equivalents                        768              (959)

CASH AND CASH EQUIVALENTS, beginning of period                                        295             1,812
                                                                              --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                                           $1,063              $853
                                                                              ==============    ==============


                      See accompanying notes to condensed consolidated financial statements.


            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


(2)      BUSINESS COMBINATIONS:

         On February 16, 1999, Consolidated Delivery & Logistics, Inc. ("CDL" or the "Company") entered into and consummated an asset and stock purchase agreement (the "Purchase Agreement") with its subsidiary, Sureway Air Traffic Corporation ("Sureway") and Victory Messenger Service, Inc., Richard Gold, Darobin Freight Forwarding Co., Inc.,("Darobin") and The Trust Created Under Paragraph Third of the Last Will and Testament of
         Charles Gold (the "Trust"), (collectively "Gold Wings"), whereby Sureway purchased all of the outstanding shares of the capital stock of Darobin and certain of the assets and liabilities of the other sellers. The purchase price was comprised of approximately $3.0 million in cash including estimated direct acquisition costs, $1,650,000 in a 7% subordinated note (the "Note") and 200,000 shares of CDL common stock at $3.875 per share. The Note is due April 16, 2001 with interest payable quarterly commending April 1, 1999. The Note is subordinate to all existing or future senior debt of CDL. In addition, a contingent earn out in the aggregate amount of up to $520,000 is payable based on the achievement of certain financial goals during the two year period following the closing. The earn out is payable 55% in cash and 45% in CDL common stock. CDL financed the acquisition using proceeds from its revolving credit facility with First Union Commercial Corporation.

         The above transaction has been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. The consolidated financial statements include the operating results of Gold Wings from the date of acquisition.

         The following summarized unaudited pro forma financial information assumes that the Gold Wings acquisition was consummated on January 1, respectively of 1999 and 1998. This information is not necessarily indicative of the results the Company would have obtained had these events actually occurred or of the Company's actual or future results.


                                                   Three Months Ended
                                      ----------------------------------------
                                         March 31, 1999      March 31, 1998
                                         Pro Forma Combined  Pro Forma Combined
                                      ----------------------------------------
                                       (In thousands except per share amounts)

         Revenue                            $53,163              $46,399
         Income from Operations               1,013                  652
         Net Income                         $   333              $   223

         Net Income per share - basic       $   .05              $   .03
         Net Income per share - diluted     $   .04              $   .03


(3)      EXCHANGE LISTING:

         As of February 23, 1999, shares of the Company's common stock began trading on the American Stock Exchange under the symbol CDV. The Company's stock formerly traded on the Nasdaq National Market under the symbol CDLI.


(4)      SHORT-TERM BORROWINGS:

         In November 1998, CDL and First Union Commercial Corporation ("First Union") modified an agreement entered into in July 1997, establishing a revolving credit facility (the "First Union Agreement"). The First Union Agreement provides for an increase in the original credit facility from $15 million to $22.5 million, provides CDL with an equipment acquisition term loan facility of up to $2.5 million and modifies other terms and conditions. Under the terms of the First Union Agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions. The First Union Agreement contains certain covenants for which the Company is in compliance as of March 31, 1999.

(5)      LONG-TERM DEBT:

         On January 29, 1999, the Company completed a $15 million private placement of senior subordinated notes and warrants with three financial institutions. The notes bear interest at 12% per annum and are subordinate to all senior debt including the Company's credit facility with First Union Commercial Corporation. Under the terms of the notes, the Company is required to maintain certain financial ratios and comply with other financial conditions for which the Company is in compliance as of March 31, 1999. The notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $885,000 as a credit to additional paid-in-capital and a debt discount on the senior subordinated notes. The Company plans to use the proceeds to finance acquisitions as they arise and for general working capital purposes.

6)       REPORTABLE SEGMENTS:

         Effective December 31, 1998, CDL implemented Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 requires a company to disclose reportable segments based on the way management organizes its segments for making operating decisions and assessing performance. CDL has two reportable segments: Air and Ground. Separate management of each segment is required because each business unit is subject to different cost and delivery parameters. Segment information for the three months ending March 31, 1999 and 1998 is as follows (in thousands).


                                                             Air         Ground        Total
                                                        -------------  ------------- ------------
         Revenue from external customers
                   1999                                   $15,023       $36,284      $51,307
                   1998                                    13,375        29,311       42,686
         Intersegment revenue
                   1999                                        13           348          361
                   1998                                        18           418          436
         Interest Expense
                   1999                                       189           458          647
                   1998                                        82           182          264
         Depreciation and Amortization
                   1999                                       205           814        1,019
                   1998                                       131           483          614
         Segment profit
                   1999                                        48           294          342
                   1998                                        36           205          241
         Segment Assets
                   March 31, 1999                          20,724        41,211       61,935
                   December 31, 1998                       11,489        40,599       52,088
         Expenditures for segment assets
                   1999                                       423           284          707
                   1998                                       664           369        1,033




(7)      LITIGATION:

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Three additional defendants were added by way of a second amended complaint on April 9, 1998. Securities and Mr. Brana have filed cross claims against each of these additional defendants and certain original defendants who had acted as insurance brokers for certain of the policies at issue. Under the terms of its acquisition of Securities Courier, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a settlement agreement and executed a promissory note and security agreement securing up to $500,000 or such greater amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has delivered 150,000 shares of CDL common stock to the Company as collateral security for the promissory note which was recently agreed to be amended and is due for repayment on December 1, 2002.

         On April 13, 1999 a motion for summary judgement dismissing the complaint, based upon statute of limitation defenses, was filed on behalf of Securities and Mr. Brana. According to the briefing schedule as presently set, the plaintiff will file its opposing papers on or about June 11, 1999. The defendants will then have until July 12, 1999 to serve reply papers. Discovery is currently pending and as a result, the Company is unable to make a determination as to the merits of the claim. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the consolidated financial position or results of operations of the Company.

         The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day ground and air delivery operations. Management believes that none of these actions, including the action described above, will have a material adverse effect on the consolidated financial position or results of operations of the Company.


(8)      INCOME (LOSS) PER SHARE:

         Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable.

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                Three Months Ended March 31,
                                                                ------------------------------------
                                                                     1999                 1998
                                                                ---------------       --------------
         Basic weighted average common
           shares oustanding                                       6,939,258            6,666,884
         Effect of dilutive securities:
           Stock options                                             157,376              115,832
           Warrants                                                  348,651                    -
           ESPP                                                        1,833                    -
                                                                ===============       ==============
         Diluted weighted average common
           shares outstanding                                      7,447,118            6,782,716
                                                                ===============       ==============


         The  following   common  stock   equivalents  were  excluded  from  the
         computation of diluted earnings per share because the exercise or conversion price was greater than the average market price of common shares:

                                                                     1999                 1998
                                                                ---------------       --------------
         Stock options                                               563,125              603,915
         Subordinated convertible debentures                         161,818              180,995
         Seller financed convertible notes                           685,470                    -


(9)      SUBSEQUENT EVENTS:

         On April 30, 1999, CDL entered into and consummated an asset purchase agreement with its subsidiary, Silver Star Express, Inc. ("Silver Star") and Metro Parcel Service, Inc., Nathan Spaulding and Kelly M. Spaulding, (collectively, "Metro Parcel"), whereby Silver Star purchased certain of the assets and assumed certain liabilities of Metro Parcel. The purchase price was comprised of approximately $710,000 in cash, $202,734 in a 7% subordinated note (the "Note") and 40,000 shares of CDL's common stock at $3.25 per share. The Note is due April 30, 2001 with interest payable quarterly commencing August 1, 1999. The Note is subordinate to all existing or future senior debt of CDL. CDL financed the acquisition using proceeds from its revolving credit facility with First Union Commercial Corporation.

         On April 30, 1999, CDL also entered into and consummated an asset purchase agreement with its subsidiary, Clayton/National Courier Systems, Inc. ("Clayton/National") and Westwind Express, Inc., Logistics Delivery Systems, Inc., Fastrak Delivery Systems, Inc., Sierra Delivery Services, Inc., and Steven S. Keihner (collectively, "Westwind"), whereby Clayton/National purchased certain of the assets and assumed certain liabilities of Westwind. The purchase price was comprised of approximately $2,650,000, $1,680,000 in various 7% subordinated notes (the "Westwind Notes") and 149,533 shares of CDL's common stock at $3.21 per share. The Westwind Notes are comprised of two-year notes due April 30, 2001 with a total principal amount of $1,200,000 and three-year notes due April 30, 2002 with a total principal amount of $480,000. Interest on the Westwind Notes is payable quarterly commencing July 31, 1999. The Westwind Notes are subordinate to all existing or future senior debt of CDL. In addition, a contingent earn out in the aggregate amount of up to $700,000 is payable based on the achievement of certain financial goals during the two year period following the closing. The earn out is payable 60% in cash and 40% in one year promissory notes bearing interest at a rate of 7% per annum having similar terms as the Westwind Notes referred to above. CDL financed the acquisition using proceeds from its revolving credit facility with First Union Commercial Corporation.

                  The following summarized unaudited pro forma financial information assumes that the Metro Parcel Services, Inc. and the Westwind Express, Inc. acquisitions, as well as the Gold Wings acquisition discussed in Note 2, were consummated on January 1, respectively of 1999 and 1998. This information is not necessarily indicative of the results the Company would have obtained had these events actually occurred or of the Company's actual or future results.


                                                         Three Months Ended
                                        ----------------------------------------
                                           March 31, 1999      March 31, 1998
                                         Pro Forma Combined  Pro Forma Combined
                                        ----------------------------------------
                                        (In thousands except per share amounts)

         Revenue                               $55,608              $48,443
         Income from Operations                  1,076                  770
         Net Income                            $   367              $   192

         Net Income per share - basic          $   .05              $   .04
         Net Income per share - diluted        $   .05              $   .04


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

Results of Operations

Revenue for the first quarter of 1999 increased by $8.6 million, or 20.1% to $51.3 million from $42.7 million for the first quarter of 1998. Revenue from the Company's recently completed acquisitions contributed $7.2 million to the increase, or 16.9%. Revenue from internal growth contributed $1.4 million to the increase, or 3.2% for the quarter. Air courier revenue declined slightly from $13.4 million in 1998 to $13.3 million in 1999 (not considering revenue contributed by acquisitions) as the Company continues to eliminate unprofitable business. Ground delivery revenue, not considering revenue contributed by acquisitions, increased from $29.3 million to $30.8 million primarily due to the expansion of business with existing customers.

Cost of revenue increased by $6.5 million, or 19.6%, to $39.6 million for the first three months of 1999 from $33.1 million for the similar period of 1998 resulting from costs associated with the increase in revenue previously discussed.

Selling, general and administrative expense increased by $1.4 million or 16.7% to $9.8 million for the first quarter of 1999 from $8.4 million for the first quarter of 1998. The increase is primarily attributed to the administrative expense associated with the Company's recent acquisitions. Depreciation and amortization increased $405,000 to $1.0 million for the first three months of 1999 compared to $614,000 for the first three months of 1998 reflecting an increase attributable to the goodwill recorded as a result of the Company's acquisitions.

As a result of the matters discussed above, operating income increased by $394,000, or 67.4%, from $585,000 for the first quarter of 1998 to $979,000 for the first quarter of 1999. Interest expense increased by $383,000, or 145.1%, from $264,000 for the three months ended March 31, 1998 to $647,000 for the three months ended March 31, 1999 due to increased borrowing to fund the recent acquisitions.

Liquidity and Capital Resources

Working capital increased by $11.6 million from a deficit of $4.2 million as of December 31, 1998 to working capital of $7.4 million at March 31, 1999. The increase results from a repayment of the Company's short-term borrowings under the Revolving Credit Facility with proceeds from the Senior Subordinated Notes and Warrants. Cash and cash equivalents increased to $1.1 million as of March 31, 1999 from $295,000 at December 31, 1998. Cash of $3.1 million was provided by operations and $1.4 million from financing activities. Of the cash provided, $3.2 million was used to purchase businesses and approximately $500,000 was used to purchase equipment and leasehold improvements net of the cash provided from the sale of similar equipment. Capital expenditures amounted to $707,000 and $1.0 million for the three months periods ended March 31, 1999 and 1998, respectively. These expenditures upgraded our computer systems capabilities and maintained Company facilities in the ordinary course of business. As of March 31, 1999 the Company had available under its revolving credit facility $12.2 million. The Company completed a $15 million private placement of Senior Subordinated Notes and Warrants on January 29, 1999. Proceeds will be used primarily to finance acquisitions and to reduce outstanding short-term borrowings. The notes mature in 2006 and bear interest at the rate of 12% per annum. The notes were issued with detachable warrants subject to a Warrant Agreement dated January 29, 1999.

Management believes that cash flows generated from operations, together with its borrowing capacity, are sufficient to support the Company's operations and general business and liquidity requirements for the foreseeable future.

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


                                                                                          Estimated %     Estimated
                                                   Definition                               Complete     Complete Date
         Phase
------------------------ ---------------------------------------------------------------- -------------- ---------------
Awareness                Generate   awareness   of  the   Y2K   issue                         100%
                         throughout   the  organization and establish
                         compliance program.
------------------------ ---------------------------------------------------------------- -------------- ---------------
Inventory                Analyze all  relevant  hardware/application                          100%
                         software/operating  systems and networks for
                         compliance
------------------------ ---------------------------------------------------------------- -------------- ---------------
Assessment,              Prioritize  hardware  and  software  issues,                         80%            8/31/99
Conversion               initiate  changes  necessary  to  achieve
Testing and              compliance  and test  changes  made for
Implementation           actual compliance.

------------------------ ---------------------------------------------------------------- -------------- ---------------
Imbedded Technology      Determine whether equipment with imbedded                            90%            8/31/99
                         technology,  such as  PBX  switches, elevators,
                         alarm   systems,   etc.  are  Y2K compliant.
                         Analysis to date has identified limited exposure
                         in this area. Analysis of recent acquisitions
                         continues.
------------------------ ---------------------------------------------------------------- -------------- ---------------
Third-Party Interfaces   Determine whether electronic  interfaces with                        70%            9/30/99
                         third parties are compliant.  There are only a
                         few such  interfaces  that will be fully tested
                         later in the  year.  If  necessary, contingency
                         arrangements will be readily  available,  as the
                         interfaces are  not "real-time".
------------------------ ---------------------------------------------------------------- -------------- ---------------
Third-Party              Determine whether third  parties that provide                        70%            7/30/99
Relationships            material services/supplies are compliant. Feedback
                         to date indicates that companies with whom we have
                         a material relationship  are well  advanced  in
                         bringing  their internal systems into compliance.
                         Less well defined is whether  their third  parties
                         are in compliance.
------------------------ ---------------------------------------------------------------- -------------- ---------------
                         We will continue to cooperate  in the exchange of                    50%            9/30/99
                         information with  material  third  parties in an
                         effort  to  ensure  their compliance  and/or
                         assess the impact of their  non-compliance.
                         Where the risk of  non-compliance  is  serious
                         we will select alternate vendors.
------------------------ ---------------------------------------------------------------- -------------- ---------------


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


Quantitative and Qualitative Disclosures About Market Risk.

         CDL's major "market risk" exposure is the effect of changing interest rates. CDL manages its interest expenses by using a combination of fixed and variable rate debt. At March 31, 1999, the Company's debt consisted of approximately $25 million of fixed rate debt with a weighted average interest rate of 10.6% and $1.3 million of variable rate debt with a weighted average interest rate of 7.5% The amount of variable rate debt fluctuates during the year based on CDL's cash requirements. If interest rates on such variable rate debt were to increase by 75 basis points (one-tenth of the rate at March 31, 1999), the net impact to the Company's results of operations and cash flows would decrease by approximately $30,000.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings.


         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Three additional defendants were added by way of a second amended complaint on April 9, 1998. Securities and Mr. Brana have filed cross claims against each of these additional defendants and certain original defendants who had acted as insurance brokers for certain of the policies at issue. Under the terms of its acquisition of Securities Courier, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a settlement agreement and executed a promissory note and security agreement securing up to $500,000 or such greater amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has delivered 150,000 shares of CDL common stock to the Company as collateral security for the promissory note which was recently agreed to be amended and is due for repayment on December 1, 2002.

         On April 13, 1999 a motion for summary judgement dismissing the complaint, based upon statute of limitation defenses, was filed on behalf of Securities and Mr. Brana. According to the briefing schedule as presently set, the plaintiff will file its opposing papers on or about June 11, 1999. The defendants will then have until July 12, 1999 to serve reply papers. Discovery is currently pending and as a result, the Company is unable to make a determination as to the merits of the claim. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the consolidated financial position or results of operations of the Company.

         The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day ground and air delivery operations. Management believes that none of these actions, including the action described above, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibit

                  27.1  Financial Data Schedule (for electronic submission only)

         (b) Report on Form 8-K/A filed on May 3, 1999 concerning the Company's asset and stock purchase agreement between Gold Wings and Sureway Air Traffic Corporation.

         (c) Report on Form 8-K filed February 26, 1999 concerning the Company's asset and stock purchase agreement between Gold Wings and Sureway Air Traffic Corporation.

         (d) Report on Form 8-K filed February 26, 1999 concerning the Company's $15 million private placement of senior subordinated notes and warrants with three financial institutions.

         (e) Report on Form 8K/A filed on February 22, 1999 concerning the Company's asset and stock purchase agreement of Manteca Enterprises, Inc.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 17, 1999                      CONSOLIDATED DELIVERY & LOGISTICS, INC.




                                         By:  \s\ Albert W. Van Ness, Jr.
                                              __________________________________
                                              Albert W. Van Ness, Jr.
                                              Chairman of the Board, Chief
                                              Executive Officer and Chief
                                              Financial Officer