Form 10-Q
period 1999-06-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1999-08-16
CIK 1000779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report  pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the quarterly period ended June 30, 1999 or

[ ] Transition  report  pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the transition period from __________ to _________


Commission File Number:    0-26954


                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
             (Exact name of Registrant as specified in its charter)


        Delaware                                          22-3350958
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



         380 Allwood Road                                             07012
    Clifton,  New Jersey                                           (Zip Code)
(Address of principal executive offices)

                                 (973) 471-1005
              (Registrant's telephone number, including area code)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No___

          The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of July 31, 1999 was 7,311,026.

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX



                                                                         Page


Part I - Financial Information (unaudited)

         Item 1 - Financial Statements

         Consolidated Delivery & Logistics, Inc. and Subsidiaries
         Condensed Consolidated Balance Sheets as of June 30, 1999 and
                December 31, 1998                                           3
         Condensed Consolidated Statements of Income for the Three
                and Six Months Ended June 30, 1999 and 1998                 4
         Condensed Consolidated Statements of Cash Flows for the Six
                Months Ended June 30, 1999 and 1998                         5
         Notes to Condensed Consolidated Financial Statements               6

  Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                  12

Part II - Other Information

         Item 1 - Legal Proceedings                                        16

         Item 4 - Submission of Matters to a Vote of Security Holders      17

         Item 6 - Exhibits and Reports on Form 8-K                         18

         Signature                                                         19


            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                      June 30,         December 31, 1998
                                                                        1999
                                                                  -----------------    ------------------
                                                                    (Unaudited)            (Note 1)

                             ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                  $690                $295
  Accounts receivable, net                                                 26,313              24,491
  Prepaid expenses and other current assets                                 3,015               2,560
                                                                  -----------------    ------------------
    Total current assets                                                   30,018              27,346

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                   7,013               6,630
INTANGIBLE ASSETS, net                                                     28,673              16,491
OTHER ASSETS                                                                2,230               1,621
                                                                  ----------------    -------------------
    Total assets                                                          $67,934             $52,088
                                                                  =================    ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                                    $5,765             $13,577
  Current maturities of long-term debt                                      3,242               3,181
  Accounts payable and accrued liabilities                                 16,982              14,784
                                                                  -----------------    ------------------
    Total current liabilities                                              25,989              31,542

LONG-TERM DEBT                                                             23,588               6,383
OTHER LONG-TERM LIABILITIES                                                 3,336               2,756
                                                                  -----------------   ------------------
    Total liabilities                                                      52,913              40,681
                                                                  -----------------    ------------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                                 -                   -
 Common stock, $.001 par value; 30,000,000 shares
   authorized;   7,311,026  and  6,843,702   shares  issued  and
   outstanding   at  June  30,  1999  and   December  31,  1998,
   respectively                                                                 7                   7
 Additional paid-in capital                                                12,207               9,670
 Treasury stock, 29,367 shares at cost                                       (162)               (162)
 Retained earnings                                                          2,969               1,892
                                                                  -----------------    ------------------
    Total stockholders' equity                                             15,021              11,407
                                                                  -----------------    ------------------
    Total liabilities and stockholders' equity                            $67,934             $52,088
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


                                                    For the Three Months Ended               For the Six Months
                                                             June 30,                               Ended
                                                                                                  June 30,
                                                  --------------------------------     -------------------------------
                                                       1999              1998             1999              1998
                                                  ---------------    -------------     ------------    ---------------

     Revenue                                         $55,848            $44,592          $107,155         $87,278

     Cost of revenue                                  42,644             34,116            82,198          67,176
                                                  ---------------    -------------     ------------    ---------------

       Gross profit                                   13,204             10,476            24,957          20,102

     Selling, general, and
        administrative expenses                       10,158              8,966            19,913          17,399
     Depreciation and amortization                     1,063                623             2,082           1,231
                                                  ---------------    -------------     ------------    ---------------

       Operating income                                1,983                887             2,962           1,472

     Other (income) expense:
       Interest expense                                  878                234             1,525             498
       Other income, net                                 (81)               (91)             (315)           (171)
                                                  ---------------    -------------     ------------    ---------------

     Income before provision
        for income taxes                               1,186                744             1,752           1,145

     Provision for income taxes                          451                275               675             435
                                                  ---------------    -------------     ------------    ---------------

     Net income                                         $735               $469            $1,077            $710
                                                  ===============    =============     ============    ===============

     Net income per share:
       Basic                                            $.10               $.07              $.15            $.11
                                                  ---------------    -------------     ------------    ---------------
       Diluted                                          $.09               $.07              $.14            $.10
                                                  ---------------    -------------     ------------    ---------------

     Basic weighted average common
        shares outstanding                             7,246              6,653             7,095           6,660
                                                  ===============    =============     ============    ===============
     Diluted weighted average common
        shares outstanding                             7,962              6,848             7,710           6,824
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





            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                       For the Six Months
                                                                              ------------------------------------
                                                                                         Ended June 30,
                                                                                     1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $1,077                $710
Adjustments to reconcile net income to net cash provided by
       Operating activities -
    Gain on disposal of equipment and leasehold improvements                          (31)                (11)
    Depreciation and amortization                                                   2,082               1,231
    Amortization of debt discount                                                      53                   -
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                     (479)              1,798
        Prepaid expenses and other current assets                                    (344)                339
        Other assets                                                                 (609)               (139)
      Increase (decrease) in -
        Accounts payable and accrued liabilities                                    1,140                 227
        Other long-term liabilities                                                   133                (216)
                                                                                  ---------             -------
          Net cash provided by operating activities                                 3,022               3,939
                                                                                  ---------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                          166                  11
  Purchase of businesses, net of cash acquired                                     (6,438)                  -
  Additions to equipment and leasehold improvements                                (1,065)             (1,182)
                                                                                  ---------            --------
          Net cash used in investing activities                                    (7,337)             (1,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                                          (7,812)             (2,860)
  Borrowing of long-term debt                                                      15,000                 150
  Repayments of long-term debt                                                     (2,267)               (658)
  Issuance of stock warrants in connection with long-term financing                   885                   -
  Issuance of stock                                                                   267                   -
  Deferred financing costs                                                         (1,363)                  -
                                                                                  --------             --------
          Net cash provided by (used in) financing activities                       4,710              (3,368)

CASH PROVIDED BY DISCONTINUED OPERATIONS                                                -                  69
                                                                                  --------             ---------

          Net increase (decrease) in cash and cash equivalents                        395                (531)
CASH AND CASH EQUIVALENTS, beginning of period                                        295               1,812
                                                                                  --------             ---------
CASH AND CASH EQUIVALENTS, end of period                                             $690              $1,281
                                                                                  ========             =========


      See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 1998, has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


(2)      BUSINESS COMBINATIONS:

         On February 16, 1999, Consolidated Delivery & Logistics, Inc. ("CDL" or the "Company") entered into and consummated an asset and stock purchase agreement with its subsidiary, Sureway Air Traffic Corporation ("Sureway") and Victory Messenger Service, Inc., Richard Gold, Darobin Freight Forwarding Co., Inc.,("Darobin") and The Trust Created Under Paragraph Third of the Last Will and Testament of Charles Gold (the "Trust"), (collectively "Gold Wings"), whereby Sureway purchased all of the outstanding shares of the capital stock of Darobin and certain of the assets and liabilities of the other sellers. The purchase price was comprised of approximately $3.0 million in cash including estimated direct acquisition costs, $1,650,000 in a 7% subordinated note (the "Note") and 200,000 shares of CDL common stock at $3.875 per share. The
         Note is due April 16, 2001 with interest payable quarterly commencing April 1, 1999. The Note is subordinate to all existing or future senior debt of CDL. In addition, a contingent earn out in the aggregate amount of up to $520,000 is payable based on the achievement of certain financial goals during the two year period following the closing. The earn out is payable 55% in cash and 45% in CDL common stock.

         On April 30, 1999, Consolidated Delivery & Logistics, Inc. ("CDL") entered into and consummated an asset purchase agreement with its subsidiary, Silver Star Express, Inc. ("Silver Star") and Metro Parcel Service, Inc., Nathan Spaulding and Kelly M. Spaulding, (collectively, "Metro Parcel"), whereby Silver Star purchased certain of the assets and liabilities of Metro Parcel. The purchase price was comprised of approximately $710,000 in cash, $202,734 in a 7% subordinated note (the "Metro Parcel Note") and 40,000 shares of CDL's common stock at $3.25 per share. The Metro Parcel Note is due April 30, 2001 with interest payable quarterly commencing August 1, 1999. The Metro Parcel Note is subordinate to all existing or future senior debt of CDL.

         On April 30, 1999, Consolidated Delivery & Logistics, Inc. ("CDL") entered into and consummated an asset purchase agreement with its subsidiary, Clayton/National Courier Systems, Inc. ("Clayton/National") and Westwind Express, Inc., Logistics Delivery Systems, Inc., Fastrak Delivery Systems, Inc., Sierra Delivery Services, Inc., and Steven S. Keihner (collectively, "Westwind"), whereby Clayton/National purchased certain of the assets and liabilities of Westwind. The purchase price was comprised of approximately $2,650,000 in cash, $1,680,000 in various 7% subordinated notes (the "Westwind Notes") and 149,533 shares of CDL's common stock at $3.21 per share. The Westwind Notes are comprised of two-year notes due April 30, 2001 with a total principal amount of $1,200,000 and three-year notes due April 30, 2002 with a total principal amount of $480,000. Interest on the Westwind Notes is payable quarterly commencing July 31, 1999. The Westwind Notes are subordinate to all existing or future senior debt of CDL. In addition, a contingent earn out in the aggregate amount of up to $700,000 is payable based on the achievement of certain financial goals during the two year period following the closing. The earn out is payable 60% in cash and 40% in one year promissory notes bearing interest at a rate of 7% per annum having similar terms as the Westwind Notes referred to above.

         On May 10, 1999, CDL entered into and consummated an asset purchase agreement (the "Skycab Purchase Agreement") with its subsidiary, Sureway Air Traffic Corporation ("Sureway") and Skycab, Inc. and Martin Shulman (collectively, "Skycab"), whereby Sureway purchased certain assets of Skycab. The purchase price was comprised of approximately $78,100 in cash. In addition, a contingent earn out is payable for sixteen quarters following the closing date. The amount of the earn-out per quarter is the greater of either $6,250 or 15% of collected revenues for the three-month period then ended, as defined in the Skycab Purchase Agreement.

         CDL financed each of the above acquisitions using proceeds from its revolving credit facility with First Union Commercial Corporation. The above transactions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities have been made on the basis of the estimated fair value. The aggregate amount of goodwill recorded for the Gold Wings, Metro Parcel and Skycab acquisitions is $6.4 million to be amortized over 25 years. The goodwill for the Westwind acquisition is $5.1 million to be amortized over 40 years. The consolidated financial statements include the operating results of Gold Wings, Metro Parcel, Westwind, and Skycab from their respective acquisition dates.

         The following summarized unaudited pro forma financial information was prepared assuming that the Gold Wings, Metro Parcel, Westwind and Skycab acquisitions occurred on the first day of such periods and include certain pro forma adjustments. This information is not necessarily indicative of the results the Company would have obtained had these events actually occurred on such dates or of the Company's actual or future results (in thousands, except per share amounts).


                                          -------------------------------- -- --------------------------------
                                                Three Months Ended                   Six Months Ended
                                          -------------------------------- -- --------------------------------
                                          June 30, 1999      June 30,         June 30, 1999      June 30,
                                            Pro Forma          1998              Pro Forma         1998
                                            Combined        Pro Forma            Combined        Pro Forma
                                                             Combined                            Combined
                                          -------------- ----------------- -- --------------- ----------------
                                          -------------- ----------------- -- --------------- ----------------
         Revenue                               $56,659        $46,959             $112,189         $99,437
         Income from Operations                  2,041          1,067                3,233           1,967
         Net Income                               $744           $503               $1,111            $742

         Net Income per
                  share - basic                    $.10          $.07                  $.15          $.11
         Net Income per
                  share - diluted                  $.09          $.07                  $.14          $.10




(3)      SHORT-TERM BORROWINGS:

         In November 1998, CDL and First Union Commercial Corporation ("First Union") modified an agreement entered into in July 1997, establishing a revolving credit facility (the "First Union Agreement"). The First Union Agreement provides for an increase in the original credit facility from $15 million to $22.5 million, provides CDL with an equipment acquisition term loan facility of up to $2.5 million and modifies other terms and conditions. Under the terms of the First Union Agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions. The First Union Agreement contains certain covenants for which the Company is in compliance as of June 30, 1999.


(4)      LONG-TERM DEBT:

         On January 29, 1999, the Company completed a $15 million private placement of senior subordinated notes and warrants with three financial institutions. The notes bear interest at 12% per annum and are subordinate to all senior debt including the Company's credit facility with First Union. Under the terms of the notes, the Company is required to maintain certain financial ratios and comply with other financial conditions for which the Company is in compliance as of June 30, 1999. The notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire on January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $885,000 as a credit to additional paid-in-capital and a debt discount on the senior subordinated notes. The Company used the proceeds to finance acquisitions and to reduce outstanding short-term borrowings.


(5)      COMMON STOCK:

         Effective April 1, 1998, CDL adopted an Employee Stock Purchase Plan (the "Employee Purchase Plan"). The Employee Purchase Plan permits eligible employees to purchase CDL common stock at 85% of the closing market price on the last day prior to the commencement of the purchase period. On April 2, 1999, CDL issued 30,740 total shares of common stock to certain employees at a purchase price of $3.774 per share, which represents 85% of the closing price of $4.44 per share on March 31, 1998.

         In September 1995, the Board of Directors adopted, and the stockholders of the Company approved the Company's Employee Stock Compensation Program (the "Employee Stock Compensation Program"). The Employee Stock Compensation Program authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to key employees of the Company, including those employees serving as officers or directors of the Company. On April 9, 1999, the Company awarded the Chief Executive Officer of the Company a stock bonus award under the Employee Stock Compensation Program of 47,051 shares of common stock at $3.19 per share.

(6)      REPORTABLE SEGMENTS:

         Effective December 31, 1998, CDL implemented Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 requires a company to disclose reportable segments based on the way management organizes its segments for making operating decisions and assessing performance. CDL has two reportable segments: Air and Ground. Separate management of each segment is required because each business unit is subject to different cost and delivery parameters. Segment information for the three and six month periods ended June 30, 1999 and 1998 is as follows (in thousands).


                                                Three Months Ended                          Six Months Ended
                                      ---------------------------------------      ------------------------------------
                                          Air         Ground        Total              Air       Ground       Total
                                      ------------- ------------ ------------      ----------- ----------- ------------
         Revenue from external customers
                   1999                    $16,918      $38,930      $55,848          $31,941     $75,214     $107,155
                   1998                     14,144       30,448       44,592           27,444      59,834       87,278
         Intersegment revenue
                   1999                         25          417          442               38         765          803
                   1998                         19          411          430               37         828          865
         Interest expense
                   1999                        266          612          878              455       1,070        1,525
                   1998                         74          160          234              157         341          498
         Depreciation and
               amortization
                   1999                        182          881        1,063              385       1,697        2,082
                   1998                        126          497          623              218       1,013        1,231
         Segment profit
                   1999                        125          610          735              181         896        1,077
                   1998                         99          370          469              137         573          710
         Segment assets
              June 30, 1999                 18,863       49,071       67,934           18,863      49,071       67,934
              Dec. 31, 1998                 11,489       40,599       52,088           11,489      40,599       52,088
         Expenditures for
              segment assets
                   1999                      (258)          616          358              166         899        1,065
                   1998                      (211)          360          149              433         749        1,182



(7)      LITIGATION:

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Three additional defendants were added by way of a second amended complaint on April 9, 1998. Securities and Mr. Brana have filed cross claims against each of these additional defendants and certain original defendants who had acted as insurance brokers for certain of the policies at issue. Under the terms of its acquisition of Securities Courier, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a settlement agreement and executed a promissory note and security agreement securing up to $500,000 or such greater amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has delivered 150,000 shares of CDL common stock to the Company as collateral security for the promissory note, which is due for repayment on December 1, 2002.

         On April 13, 1999 a motion for summary judgement dismissing the complaint, based upon statute of limitation defenses, was filed on behalf of Securities and Mr. Brana. The current briefing schedule for preparing and serving motion papers has been extended to mid-September 1999. Discovery is currently pending and as a result, the Company is unable to make a determination as to the merits of the claim. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the consolidated financial position or results of operations of the Company.

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

(8)      INCOME (LOSS) PER SHARE:

         Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution if certain securities are converted.

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands):


                                                         Three Months Ended                  Six Months Ended
                                                                    June 30,                          June 30,
                                                 --------------------------------
                                                 --------------- -- -------------      ------------- --- ------------
                                                      1999              1998               1999             1998
                                                 ---------------    -------------      -------------     ------------
         Basic weighted average
          common shares outstanding                     7,246              6,653              7,095            6,660
         Effect of dilutive securities:
             Stock Options                                209                195                184              164
             Warrants                                     505                  -                427                -
              ESPP                                          2                 -                   4                -
                                                 ---------------    -------------      -------------     ------------
         Diluted weighted average
           Common shares
           Outstanding                                  7,962             6,848               7,710            6,824
                                                 ===============    =============      =============     ============


         The  following   common  stock   equivalents  were  excluded  from  the
         computation of diluted earnings per share because the exercise or conversion price was greater than the average market price of common shares:


                                                         Three Months Ended                  Six Months Ended
                                                                    June 30,                     June 30,
                                                 --------------------------------      ------------------------------
                                                      1999              1998               1999             1998
                                                 ---------------    -------------      -------------     ------------
         Stock options                                555,442            576,764            555,442          583,014
         Subordinated convertible debentures          161,818            275,845            161,818          275,845
         Seller financed convertible notes            676,666                  -            676,666                -


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes thereto which appear elsewhere in this report.

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


RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenue for the first half of 1999 increased by $19.9 million, or 22.8% to $107.2 million from $87.3 million for the first half of 1998. Revenue from the Company's recently completed acquisitions contributed $18.9 million to the increase, or 21.6%. Revenue from internal growth contributed $1 million to the increase, or 1.2% for the first half of 1999.

Ground delivery revenue, net of acquisition related revenue, increased by $2.2 million or 3.7% from $59.8 million for the first half of 1998 to $62 million for the similar period for 1999 primarily due to newly added customers combined with an expansion of routes with existing customers in the contract distribution business in the Northeast and Southeast regions.

Overall, Air courier revenue increased to $31.9 million for the six months ended June 30, 1999 from $27.4 million for the same period in 1998. The growth was achieved due to the Gold Wings acquisition which occurred in February 1999. The Company continues in its ongoing effort to evaluate its customer base so as to eliminate unprofitable business within the Air division.

Cost of revenue increased by $15 million, or 22.3%, to $82.2 million for the first six months of 1999 from $67.2 million for the first six months of 1998. Cost of revenue for the six months ended June 30, 1999 represents 76.7% of revenues as compared to 77.0% for the same period in 1998. The increase in revenue from the contract distribution business described above typically produces higher initial costs, which caused a greater increase in cost of revenue.

Selling, general and administrative expenses increased by $2.5 million, or 14.4%, to $19.9 million from $17.4 million for the first six months of 1999 as compared to the same period in 1998. The increase is primarily attributed to the administrative expenses associated with the Company's recent acquisitions. Depreciation and amortization increased $851,000 to $2.1 million for the first six months of 1999 compared to $1.2 million for the first six months of 1998 reflecting an increase attributable to the goodwill amortization expense recorded as a result of the Company's acquisitions.

As a result of the matters discussed above, operating income increased by $1.5 million or 100% to $3 million from $1.5 million for the first six months of 1999 as compared to the same period in 1998. Interest expense increased by $1 million for the first half of 1999 due to increased borrowings to fund the Company's recent acquisitions.

Three  Months  ended June 30, 1999  Compared to the Three Months Ended
June 30, 1998.

Revenue for the second quarter of 1999 increased by $11.2 million, or 25.1% to $55.8 million from $44.6 million for the second quarter of 1998. Revenue from the Company's recently completed acquisitions contributed substantially all of the increase in revenue achieved during the second quarter of 1999.

The Company's ground delivery divisions contributed a slight increase in revenue of $750,000, excluding revenue from acquisitions, primarily due to the expansion of routes with existing customers in the contract distribution business in the Northeast and Southeast regions. Excluding revenues from acquisitions, air courier revenue declined by $1.1 million for the quarter ended June 30, 1999 as a result of the Company's ongoing efforts to eliminate unprofitable business.

Cost of revenue increased by $8.5 million, or 25%, to $42.6 million for the three months ended June 30, 1999 from $34.1 million for the three months ended June 30, 1998 resulting from the increases in revenue from acquisitions and from the contract distribution business described above. Cost of revenue for the three months ended June 30, 1999 represents 76.4% of revenues as compared to 76.5% for the same period in 1998.

Selling, general and administrative expenses increased by $1.2 million, or 13.3%, to $10.2 million from $9 million for the three months ended June 30, 1999 as compared to the same period in 1998. The primary contributor to the increase in selling, general and administrative expense was administrative expenses related to the Company's recent acquisitions.

As a result of the factors discussed above, operating income increased by $1.1 million to $2.0 million from $887,000 for the three months ended June 30,1999 as compared to the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $8.2 million from a deficit of $4.2 million as of December 31, 1998 to working capital of $4.0 million at June 30, 1999. The increase results from a repayment of the Company's short-term borrowings under the Revolving Credit Facility with proceeds from the senior subordinated notes. Cash and cash equivalents increased to $690,000 as of June 30, 1999 from $295,000 at December 31, 1998. Cash of $3 million was provided by operations for the six months ended June 30, 1999 as compared to cash provided by operations of $3.9 million for the same period in 1998. For the first half of 1999, cash used in investing activities totaled $7.3 million as compared to $1.2 million for the same period in 1998. The increase primarily results from the use of cash during 1999 to purchase businesses. For the first half of 1999, financing activities provided cash of $4.7 million and for the same period in 1998 financing activities used cash of $3.4 million. The net increase between periods in cash provided by financing activities was $8.1 million. This increase primarily results from $15 million of proceeds from the senior subordinated notes and warrants, offset by repayments of $7.3 million of short-term borrowings.

Capital expenditures amounted to $1.1 million and $1.2 million for the six-month periods ended June 30, 1999 and 1998, respectively. These expenditures upgraded computer systems capabilities and maintained Company facilities in the ordinary course of business. As of June 30, 1999, the Company had available under its revolving credit facility $15.6 million.

The Company completed a $15 million private placement of senior subordinated notes and warrants on January 29, 1999. Proceeds were used primarily to finance acquisitions and to reduce outstanding short-term borrowings. The senior subordinated notes mature in 2006 and bear interest at the rate of 12% per annum. The senior subordinated notes were issued with detachable warrants subject to a warrant agreement dated January 29, 1999.

Management believes that cash flows from operations, together with its existing and anticipated borrowing capacity, as discussed above, are sufficient to support the Company's operations and general business and liquidity requirements for the foreseeable future, including anticipated acquisitions.

Year 2000 Compliance

         The Company is continuing its process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial position or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company is in the process of obtaining information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

         The Company continues to implement its Year 2000 compliance program. The following table provides a summary of the Company's progress in each of the phases, estimated percentage complete and the anticipated completion date of each phase:


------------------------ ---------------------------------------------------------------- -------------- ---------------
                                                                                           Estimated %      Estimated
         Phase                                     Definition                              Complete       Complete Date
------------------------ ---------------------------------------------------------------- -------------- ---------------
Awareness                Generate   awareness   of  the   Y2K   issue   throughout   the  100%
                         organization and establish compliance program.
------------------------ ---------------------------------------------------------------- -------------- ---------------
Inventory                Analyze all  relevant  hardware/application  software/operating  100%
                         systems and networks for compliance
------------------------ ---------------------------------------------------------------- -------------- ---------------
Assessment,              Prioritize  hardware  and  software  issues,  initiate  changes  90%            9/30/99
Conversion               necessary  to  achieve  compliance  and test  changes  made for
Testing and              actual compliance.
Implementation
------------------------ ---------------------------------------------------------------- -------------- ---------------
Imbedded Technology      Determine whether equipment with imbedded  technology,  such as  90%            9/30/99
                         PBX  switches,   elevators,   alarm   systems,   etc.  are  Y2K
                         compliant.  Analysis to date has identified limited exposure in this area. Analysis of recent acquisitions continues.
------------------------ ---------------------------------------------------------------- -------------- ---------------
Third-Party Interfaces   Determine whether electronic  interfaces with third parties are  90%            9/30/99
                         compliant.  There are only a few such  interfaces  that will be fully  tested  later in the  year.  If  necessary,  contingency arrangements will be readily  available,  as the interfaces are not "real-time".
------------------------ ---------------------------------------------------------------- -------------- ---------------
Third-Party              Determine   whether   third   parties  that  provide   material  80%            8/31/99
Relationships            services/supplies  are  compliant.  Feedback to date  indicates that  companies with whom we have a material  relationship  are
                         well  advanced  in  bringing   their   internal   systems  into
                         compliance.  Less well defined is whether  their third  parties are in compliance.
------------------------ ---------------------------------------------------------------- -------------- ---------------
                         We will  continue to cooperate  in the exchange of  information  70%            10/31/99
                         with  material  third  parties  in an effort  to  ensure  their compliance  and/or  assess the impact of their  non-compliance.
                         Where the risk of  non-compliance  is serious,  we will
                         select alternate vendors.
------------------------ ---------------------------------------------------------------- -------------- ---------------

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


Quantitative and Qualitative Disclosures About Market Risk.

         CDL's major "market risk" exposure is the effect of changing interest rates. CDL manages its interest expense by using a combination of fixed and variable rate debt. At June 30, 1999, the Company's debt consisted of approximately $28 million of fixed rate debt with a weighted average interest rate of 9.9% and $5.8 million of variable rate debt with a weighted average interest rate of 7.5% The amount of variable rate debt fluctuates during the year based on CDL's cash requirements. If interest rates on such variable rate debt were to increase by 75 basis points (one-tenth of the rate at June 30, 1999), the net impact to the Company's results of operations and cash flows for the six months ended June 30, 1999 would be a decrease of approximately $122,000.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings.

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Three additional defendants were added by way of a second amended complaint on April 9, 1998. Securities and Mr. Brana have filed cross claims against each of these additional defendants and certain original defendants who had acted as insurance brokers for certain of the policies at issue. Under the terms of its acquisition of Securities Courier, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a settlement agreement and executed a promissory note and security agreement securing up to $500,000 or such greater amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has delivered 150,000 shares of CDL common stock to the Company as collateral security for the promissory note, which is due for repayment on December 1, 2002.

         On April 13, 1999 a motion for summary judgement dismissing the complaint, based upon statute of limitation defenses, was filed on behalf of Securities and Mr. Brana. The current briefing schedule for preparing and serving motion papers has been extended to mid-September 1999. Discovery is currently pending and as a result, the Company is unable to make a determination as to the merits of the claim. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the consolidated financial position or results of operations of the Company.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

         On June 16, 1999, the Company held its annual meeting of stockholders. The following sets forth a brief description of each matter which was acted upon, as well as the votes cast for, against or withheld for each such matter, and, where applicable, the number of abstentions and broker non-votes for each matter:

         1.       Election of Directors.

                   Name of Director              Votes For         Votes Against
                   -------------------------------------------------------------

                       Class I
                   Albert W. Van Ness, Jr.       5,841,855             36,398
                   Thomas E. Durkin III          5,841,855             36,398
                   John A. Simourian             5,841,855             36,398

                       Class II
                   Randall Catlin                5,668,456             209,797


         2. Approval of the Amendment to 1995 Stock Option Plan for Independent Directors.

                    Votes For:                               5,557,250
                    Votes Against:                             172,790
                    Abstentions:                               148,213



         3. Ratification of the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent auditors for 1999.

                    Votes For:                               5,202,642
                    Votes Against:                             664,977
                    Abstentions:                                10,634

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27.1     Financial Data Schedule (for electronic submission only)

         (b) Report on Form 8-K/A filed on May 3, 1999 concerning the Company's asset and stock purchase agreement between Gold Wings and Sureway Air Traffic Corporation.

         (c) Report on Form 8-K filed on May 12, 1999 concerning the Company's asset purchase agreement with its subsidiary, Silver Star Express, Inc. and Metro Parcel Service, Inc., Nathan Spaulding and Kelly M. Spaulding.

         (d) Report on Form 8-K filed on May 12, 1999 concerning the Company's asset purchase agreement with its subsidiary, Clayton/National Courier Systems, Inc. and Westwind Express, Inc., Logistics Delivery Systems, Inc., Fastrak Delivery Systems, Inc., Sierra Delivery Services, Inc., and Steven S.
              Keihner.

         (e) Report on Form 8-K/A filed on July 14, 1999 concerning the Company's asset purchase agreement with its subsidiary, Silver
              Star  Express,   Inc. and   Metro  Parcel  Service,  Inc.,  Nathan
              Spaulding and Kelly M. Spaulding.

         (f) Report on Form 8-K/A filed on July 14, 1999 concerning the Company's asset purchase agreement with its subsidiary, Clayton/National Courier Systems, Inc. and Westwind Express, Inc., Logistics Delivery Systems, Inc., Fastrak Delivery Systems, Inc., Sierra Delivery Services, Inc., and Steven S. Keihner.

(g) Report on Form 8-K/A filed on July 23, 1999 concerning the Company's $15 million private placement of senior subordinated notes and warrants with three financial institutions.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   August 16, 1999             CONSOLIDATED DELIVERY & LOGISTICS, INC.




                                     By: /s/ Albert W. Van Ness, Jr.
                                         _______________________________________
                                         Albert W. Van Ness, Jr.
                                         Chairman of the Board, Chief Executive
                                         Officer and Chief Financial Officer

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   August 16, 1999              CONSOLIDATED DELIVERY & LOGISTICS, INC.




                                      By: /s/ Albert W. Van Ness, Jr.
                                          ______________________________________
                                          Albert W. Van Ness, Jr.
                                          Chairman of the Board, Chief Executive
                                          Officer and Chief Financial Officer

                                  EXHIBIT INDEX


         27.1     Financial Data Schedule (for electronic submission only)