Form 10-Q
period 1999-09-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 1999-11-15
CIK 1000779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to  Section 13 or 15(d) of the Securities Exchange
    Act of 1934  For the  quarterly period ended September 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934  For the  transition  period from_______________to____________


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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No___

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of October 31, 1999 was 7,311,026.

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX



                                                                       Page

Part I - Financial Information (unaudited)

         Item 1 - Financial Statements

            Consolidated Delivery & Logistics, Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets as of September 30,
                  1999  and December 31, 1998                                 3
              Condensed Consolidated Statements of Income for the Three
                  and Nine Months Ended September 30, 1999 and 1998           4
              Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1999 and 1998               5
              Notes to Condensed Consolidated Financial Statements            6

         Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    12

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk 17


Part II - Other Information

         Item 1 - Legal Proceedings                                          18

         Item 6 - Exhibits and Reports on Form 8-K                           19

         Signature                                                           20



            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    September 30,      December 31, 1998
                                                                         1999
                                                                  -----------------    ------------------
                                                                     (Unaudited)           (Note 1)

                             ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                $1,442                $295
  Accounts receivable, net                                                 27,137              24,491
  Prepaid expenses and other current assets                                 3,623               2,560
                                                                  -----------------    ---------------
    Total current assets                                                   32,202              27,346

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                   6,156               6,630
INTANGIBLE ASSETS, net                                                     28,282              16,491
OTHER ASSETS                                                                2,402               1,621
                                                                  =================    ===============
    Total assets                                                          $69,042             $52,088
                                                                  =================    ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                                    $4,995             $13,577
  Current maturities of long-term debt                                      3,329               3,181
  Accounts payable and accrued liabilities                                 18,936              14,784
                                                                  -----------------    ------------------
    Total current liabilities                                              27,260              31,542

LONG-TERM DEBT                                                             22,875               6,383
OTHER LONG-TERM LIABILITIES                                                 2,983               2,756
                                                                  -----------------
                                                                                       ------------------
    Total liabilities                                                      53,118              40,681
                                                                  -----------------    ------------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                                 -                   -
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 7,311,026 and 6,843,702 shares issued  and
   outstanding at September 30, 1999 and December 31, 1998,
   respectively                                                                 7                   7
 Additional paid-in capital                                                12,207               9,670
 Treasury stock, 29,367 shares at cost                                       (162)               (162)
 Retained earnings                                                          3,872               1,892
                                                                  -----------------    ------------------
    Total stockholders' equity                                             15,924              11,407
                                                                  =================    ==================
    Total liabilities and stockholders' equity                            $69,042             $52,088
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


                                                    For the Three Months Ended              For the Nine Months
                                                           September 30,                            Ended
                                                                                               September 30,
                                                  --------------------------------     -------------------------------
                                                       1999              1998             1999              1998
                                                  ---------------    -------------     ------------    ---------------

     Revenue                                         $57,952            $48,229          $165,107        $135,507

     Cost of revenue                                  43,636             36,887           125,834         104,067
                                                  ---------------    -------------     ------------    ---------------

       Gross profit                                   14,316             11,342            39,273          31,440

     Selling, general, and
        administrative expenses                       10,479              9,155            30,392          26,550
     Depreciation and amortization                     1,205                915             3,287           2,146
                                                  ---------------    -------------     ------------    ---------------

       Operating income                                2,632              1,272             5,594           2,744

     Other (income) expense:
       Interest expense                                  840                341             2,365             839
       Other (income) expense, net                       290                (44)              (25)           (215)
                                                  ---------------    -------------     ------------    ---------------

     Income before provision
        for income taxes                               1,502                975             3,254           2,120

     Provision for income taxes                          599                372             1,274             807
                                                  ---------------    -------------     ------------    ---------------

     Net income                                         $903               $603            $1,980          $1,313
                                                  ===============    =============     ============    ===============

     Net income per share:
       Basic                                            $.12               $.09              $.28            $.20
                                                  ===============    =============     ============    ===============
       Diluted                                          $.11               $.09              $.26            $.19
                                                  ===============    =============     ============    ===============

     Basic weighted average common
        shares outstanding                             7,311              6,638             7,168           6,652
                                                  ===============    =============     ============    ===============
     Diluted weighted average common
        shares outstanding                             8,023              6,809             7,647           6,820
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


            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                      For the Nine Months
                                                                              ------------------------------------
                                                                                      Ended September 30,
                                                                                     1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $1,980              $1,313
Adjustments to reconcile net income to net cash provided by
       Operating activities -
    Gain on disposal of equipment and leasehold improvements                          (31)                (11)
    Depreciation and amortization                                                   3,287               2,146
    Amortization of debt discount                                                      84                   -
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                   (1,303)                287
        Prepaid expenses and other current assets                                    (952)               (407)
        Other assets                                                                 (781)               (188)
      Increase (decrease) in -
        Accounts payable and accrued liabilities                                    3,094               2,979
        Other long-term liabilities                                                  (220)               (189)
          Net cash provided by operating activities                                 5,158               5,930

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                          166                  16
  Purchase of businesses, net of cash acquired                                     (6,438)             (4,786)
  Additions to equipment and leasehold improvements                                (1,056)             (1,882)
          Net cash used in investing activities                                    (7,328)             (6,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                                          (8,582)              2,462
  Borrowing of long-term debt                                                      15,000                 150
  Repayments of long-term debt                                                     (2,924)             (2,937)
  Issuance of stock warrants in connection with long-term financing                   885                   -
  Issuance of stock                                                                   267                   -
  Deferred financing costs                                                         (1,329)                  -
          Net cash provided by (used in) financing activities                       3,317                (325)

CASH PROVIDED BY DISCONTINUED OPERATIONS                                                -                  58

          Net increase (decrease) in cash and cash equivalents                      1,147                (989)
CASH AND CASH EQUIVALENTS, beginning of period                                        295               1,812
CASH AND CASH EQUIVALENTS, end of period                                           $1,442                $823


     See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 1998, has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


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

         On April 30, 1999, CDL entered into and consummated an asset purchase agreement with its subsidiary, Clayton/National Courier Systems, Inc.

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

         On May 10, 1999, CDL entered into and consummated an asset purchase agreement (the "Skycab Purchase Agreement") with its subsidiary, Sureway and Skycab, Inc. and Martin Shulman (collectively, "Skycab"), whereby Sureway purchased certain assets of Skycab. The purchase price was comprised of approximately $78,100 in cash. In addition, a contingent earn out is payable for sixteen quarters following the closing date. The amount of the earn-out per quarter is the greater of either $6,250 or 15% of collected revenues for the three-month period then ended, as defined in the Skycab Purchase Agreement.

         CDL financed each of the above acquisitions using proceeds from its revolving credit facility with First Union Commercial Corporation. All of the above transactions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities have been made on the basis of the estimated fair value. The aggregate amount of goodwill recorded for the Gold Wings, Metro Parcel and Skycab acquisitions is $6.4 million to be amortized over 25 years. The goodwill for the Westwind acquisition is $5.1 million to be amortized over 40 years. The consolidated financial statements include the operating results of Gold Wings, Metro Parcel, Westwind, and Skycab from their respective acquisition dates.

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


                                                                           (Unaudited)
                                          -------------------------------- -- --------------------------------
                                                Three Months Ended                   Nine Months Ended
                                          --------------------------------------------------------------------
                                                         (In thousands, except per share data)
                                          -------------- ----------------- -- --------------- ----------------
                                                           September 30,       September 30,    September 30,
                                             September          1998                1999            1998
                                             30, 1999        Pro Forma            Pro Forma       Pro Forma
                                              Actual         Combined            Combined        Combined
                                          -------------- ----------------- -- --------------- ----------------
         Revenue                               $57,952        $48,229             $170,141        $153,747
         Income from Operations                  2,632          1,272                5,865           3,486
         Net Income                               $903           $603               $2,014          $1,361

         Net Income per
                  Share - basic                   $.12           $.09                 $.28            $.19
         Net Income per
                  Share - diluted                 $.11           $.09                 $.26            $.19


(3)      LONG-TERM DEBT:

         On January 29, 1999, the Company completed a $15 million private placement of senior subordinated notes and warrants with three financial institutions. The notes bear interest at 12% per annum and are subordinate to all senior debt including the Company's credit facility with First Union. Under the terms of the notes, the Company is required to maintain certain financial ratios and comply with other financial conditions for which the Company is in compliance as of September 30, 1999. The notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire on January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $885,000 as a credit to additional paid-in-capital and a debt discount on the senior subordinated notes. The Company used the proceeds to finance acquisitions and to reduce outstanding short-term borrowings.

         In September 1995, the Company issued $2 million in the aggregate principal amount of its 8% Subordinated Convertible Debentures (the "8% Debentures"). On April 1, 1998 the Company converted $740,000 of the $2 million of the 8% Debentures to 10% Subordinated Convertible Debentures (the "10% Debentures") and issued $150,000 of additional 10% Debentures. The remaining 8% Debentures, totaling $1.3 million were repaid in August 1998. On August 21, 1999, the Company redeemed $311,250 of the 10% Debentures and issued another $150,000 of the 10% Debentures. The 10% Debentures are convertible into Common Stock of the Company at a conversion price of $5.00 per share, accrue interest at 10% per annum, which is payable quarterly and extend the repayment date by one year from August 2000 to August 2001. The 10% Debentures are redeemable by the Company, in whole or in part, without premium or penalty at any time on or after August 18, 2000, at their face amount plus accrued and unpaid interest, if any, to the date of redemption. The 10% Debentures are redeemable at the option of the holder, in whole but not in part, without premium or penalty, at any time after August 21, 2000. As a result, the 10% Debentures, totaling $728,750, have been classified as current maturities of long-term debt.

(4)      REPORTABLE SEGMENTS:

         Effective December 31, 1998, CDL implemented Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 requires a company to disclose reportable segments based on the way management organizes its segments for making operating decisions and assessing performance. CDL has two reportable segments: Air and Ground. Separate management of each segment is required because each business unit is subject to different cost and delivery parameters. Segment information for the three and nine month periods ended September 30, 1999 and 1998 is as follows (in thousands).



                                                Three Months Ended                          Nine Months Ended
                                      ---------------------------------------      -------------------------------------
                                          Air         Ground        Total              Air       Ground        Total
                                      ------------- ------------ ------------      ----------- ------------ ------------
         Revenue from
             external customers
                   1999                    $16,773      $41,179      $57,952          $48,714     $116,393     $165,107
                   1998                     13,947       34,282       48,229           41,391       94,116      135,507
         Intersegment revenue
                   1999                         43          444          487               81        1,209        1,290
                   1998                         14          391          405               51        1,220        1,271
         Interest expense
                   1999                        243          597          840              698        1,667        2,365
                   1998                         99          242          341              256          583          839
         Depreciation and
               amortization
                   1999                        215          990        1,205              600        2,687        3,287
                   1998                        191          724          915              409        1,737        2,146
         Segment profit
                   1999                        543          360          903              724        1,256        1,980
                   1998                        126          477          603              262        1,051        1,313
         Segment assets
              Sept. 30, 1999                18,527       50,515       69,042           18,527       50,515       69,042
              Dec. 31, 1998                 11,489       40,599       52,088           11,489       40,599       52,088
         Expenditures for
              Segment assets
                   1999                       (53)          218          165               69          987        1,056
                   1998                        147          750          897              531        1,351        1,882


(5)      LITIGATION:

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

         On April 13, 1999 a motion for summary judgement dismissing the complaint, based upon statute of limitation defenses, was filed on behalf of Securities and Mr. Brana. On November 8, 1999 the Court denied the Motion for Summary Judgment that was filed on behalf of Securities and Mr. Brana. This matter will now proceed to a jury trial for determination, however a trial date has not yet been set by the Court. The Court scheduled a further hearing for November 23, 1999 to hear oral arguments of any motions that remain outstanding. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the consolidated financial position or results of operations of the Company.

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

(6)      INCOME (LOSS) PER SHARE:

         Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution if certain securities are converted.

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands):

                                                         Three Months Ended                  Nine Months Ended
                                                               September 30,                     September 30,
                                                 --------------------------------      ------------------------------
                                                 --------------- -- -------------      -------------     ------------
                                                      1999              1998               1999             1998
                                                 ---------------    -------------      -------------     ------------
                                                 ---------------    -------------      -------------     ------------
         Basic weighted average
          common shares outstanding                  7,311              6,638              7,168            6,652
         Effect of dilutive securities:
           Stock Options                               206                171                192              168
             Warrants                                  505                  -                283                -
              ESPP                                       1                  -                  4                -
                                                 ---------------    -------------      -------------     ------------
         Diluted weighted average
           Common shares
           Outstanding                               8,023              6,809              7,647            6,820
                                                 ===============    =============      =============     ============


         The  following   common  stock   equivalents  were  excluded  from  the
         computation of diluted earnings per share because the exercise or conversion price was greater than the average market price of common shares:


                                                         Three Months Ended                  Nine Months Ended
                                                               September 30,                    September 30,
                                                 --------------------------------
                                                 --------------- -- -------------      ------------- --- ------------
                                                        1999              1998               1999             1998
                                                 ---------------    -------------      -------------     ------------
                                                 ---------------    -------------      -------------     ------------
         Stock options                                555,442           578,129             555,442          578,129
         Subordinated
                 convertible debentures               145,750            161,818            145,750          161,818
         Seller financed
                convertible notes                     676,666            576,666            676,666          576,666


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




RESULTS OF OPERATIONS




                                                                Income  and  Expense as a Percentage of Revenue:
                                                  --------------------------------------------------------------------
                                                    For the Three Months Ended              For the Nine Months
                                                           September 30,                            Ended
                                                                                               September 30,
                                                  --------------------------------     -------------------------------
                                                       1999              1998             1999              1998
                                                  ---------------    -------------     ------------    ---------------

     Revenue                                           100.0%            100.0%            100.0%           100.0%

     Gross profit                                       24.7%             23.5%             23.8%            23.2%

     Selling, general, and
        administrative expenses                         18.1%             19.0%             18.4%            19.6%
     Depreciation and amortization                       2.1%              1.9%              2.0%             1.6%

     Operating income                                    4.5%              2.6%              3.4%             2.0%

     Net income                                          1.6%              1.3%              1.2%             1.0%



Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998.

Revenue increased 21.8% from $135.5 million for the first nine months of 1998 to $165.1 million for the first nine months of 1999. Ground delivery revenue grew by 23.9% to $116.4 million and air courier revenue grew 17.4% to $48.7 million for the first nine months of 1999 compared to the same period in 1998. Revenue from the Company's recently completed acquisitions contributed $18.3 million and $9.3 million to the ground revenue and air courier revenue increases, respectively.

Cost of revenue increased by $21.7 million, or 20.9%, to $125.8 million for the first nine months of 1999 as compared to the same 1998 period. Stated as a percentage of revenue, cost of revenue decreased by 0.6% for the nine months ended September 30, 1999 to 76.2% as compared to 76.8% for the same period in 1998. The improvement is due to efficiencies gained with the acquisitions, as well as, the continued repricing or elimination of unprofitable accounts; partially offset by increased fuel costs and the impact of hurricanes in the third quarter of 1999.

Selling, general and administrative ("SG&A") expenses increased by $3.8 million, or 14.3%, to $30.4 million for the first nine months of 1999 as compared to the same period in 1998. Stated as a percentage of revenue, SG&A decreased to 18.4% for the nine months ended September 30, 1999 as compared to 19.6% for the same period in 1998. The dollar increase is primarily attributable to the SG&A expenses of the acquired companies. Depreciation and amortization increased $1.2 million to $3.3 million for the first nine months of 1999 compared to $2.1 million for the first nine months of 1998 reflecting an increase to the goodwill amortization expense recorded as a result of the Company's acquisitions.

As a result of the factors discussed above, operating income increased by $2.8 million, or 104%, to $5.6 million for the nine months ended September 30, 1999 as compared to the same period in 1998.

Net other income decreased by $190,000 or 88% to $25,000 for the first nine months of 1999 resulting primarily from a net loss of $450,000 in connection with the re-valuation of notes receivable related to two previous subsidiary sales. This loss was partially offset by a $250,000 gain on the termination of a Franchise Agreement and the related covenants against competition. Interest expense increased by $1.5 million for the first nine months of 1999 due to increased borrowings to fund the Company's recent acquisitions.

Net income after tax increased by $667,000 or 50.8%, to $1,980,000 for the nine months ended September 30, 1999 as compared to $1,313,000 for the same period in 1998.

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998.

Revenue increased 20.2% from $48.2 million for the third quarter of 1998 to $58 million for the third quarter of 1999. Ground delivery revenue grew by 20.6% to $41.2 million and air courier revenue grew 19% to $16.8 million for the third quarter of 1999 compared to the same period in 1998. Revenue from the Company's recently completed acquisitions contributed $5.2 million and $3.6 million to the ground revenue and air courier revenue increases, respectively.

Cost of revenue increased by $6.7 million, or 18.3%, to $43.6 million for the third quarter of 1999 as compared to the same 1998 period. Stated as a percentage of revenue, cost of revenue decreased by 1.2% for the third quarter ended September 30, 1999 to 75.3% as compared to 76.5% for the same period in 1998. The improvement is due to efficiencies gained with the acquisitions, as well as, the continued repricing or elimination of unprofitable accounts; partially offset by increased fuel costs and the impact of hurricanes in the third quarter of 1999.

Selling, general and administrative ("SG&A") expenses increased by $1.3 million, or 13.9%, to $10.5 million for the thee months ended September 30, 1999 as compared to the same period in 1998. Stated as a percentage of revenue, SG&A decreased to 18.1% for the three months ended September 30, 1999 as compared to 19.0% for the same period in 1998. The dollar increase is primarily attributable to the administrative expenses of the acquired companies. Depreciation and amortization increased $290,000 to $1.2 million for the third quarter of 1999 compared to $915,000 for the third quarter of 1998 reflecting an increase to the goodwill amortization expense recorded as a result of the Company's acquisitions.

As a result of the factors discussed above, operating income increased by $1.4 million, or 107.4%, to $2.6 million for the three months ended September 30, 1999 as compared to the same period in 1998.

Net other expense increased by $334,000 to $290,000 for the third quarter of 1999 resulting primarily from a net loss of $600,000 in connection with the re-valuation of notes receivable related to two previous subsidiary sales. This loss was partially offset by a $250,000 gain on the termination of a Franchise Agreement and the related covenants against competition. Interest expense increased by $499,000 for the third quarter of 1999 due to increased borrowings to fund the Company's recent acquisitions.

Net income after tax increased by $300,000 or 49.8%, to $903,000 for the three months ended September 30, 1999 as compared to $603,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $9.1 million from a deficit of $4.2 million as of December 31, 1998 to working capital of $4.9 million at September 30, 1999. The increase results from a repayment of the Company's short-term borrowings under the Revolving Credit Facility with proceeds from the senior subordinated notes. Cash and cash equivalents increased to $1.4 million as of September 30, 1999 from $295,000 at December 31, 1998. Cash of $5.2 million was provided by operations for the nine months ended September 30, 1999 as compared to cash provided by operations of $5.9 million for the same period in 1998. For the first nine months of 1999, cash used in investing activities totaled $7.3 million as compared to $6.7 million for the same period in 1998. The increase primarily results from the use of cash during 1999 to purchase businesses. For the first nine months of 1999, financing activities provided cash of $3.3 million and for the same period in 1998 financing activities used cash of $325,000. The net increase between periods in cash provided by financing activities was $3.6 million. This increase primarily results from $15 million of proceeds from the senior subordinated notes and warrants, offset by repayments of $8.6 million of short-term borrowings.

Capital expenditures amounted to $1.1 million and $1.9 million for the nine-month periods ended September 30, 1999 and 1998, respectively. These expenditures upgraded computer systems capabilities and maintained Company facilities in the ordinary course of business. As of September 30, 1999, the Company had borrowing available under its revolving credit facility of $14.6 million.

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

Year 2000 Compliance

         The Company is continuing its process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial position or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company is in the process of obtaining information concerning the latest Year 2000 compliance status of its major suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

         The Company continues to implement its Year 2000 compliance program. The following table provides a summary of the Company's progress in each of the phases, estimated percentage complete and the anticipated completion date of each phase:




------------------------ ---------------------------------------------------------------- -------------- ---------------
                                                                                           Estimated %     Estimated
                                                   Definition                               Complete     Complete Date
         Phase
------------------------ ---------------------------------------------------------------- -------------- ---------------
------------------------ ---------------------------------------------------------------- -------------- ---------------
Awareness                Generate awareness of the Y2K issue throughout the               100%
                         organization and establish compliance program.
------------------------ ---------------------------------------------------------------- -------------- ---------------
Inventory                Analyze all relevant hardware/application software/operating     100%
                         systems and networks for compliance
------------------------ ---------------------------------------------------------------- -------------- ---------------
Assessment,              Prioritize hardware and software issues, initiate changes        95%            11/30/99
Conversion               necessary to achieve compliance and test changes made for
Testing and              actual compliance.
Implementation
------------------------ ---------------------------------------------------------------- -------------- ---------------
Imbedded Technology      Determine  whether  equipment with imbedded technology,          100%
                         such as PBX switches, elevators, alarm systems,  etc.
                         are Y2K compliant.  Analysis to date has identified
                         limited exposure in this area.  Analysis of recent
                         acquisitions continues.
------------------------ ---------------------------------------------------------------- -------------- ---------------
Third-Party Interfaces   Determine whether electronic interfaces with third parties are   95%            11/30/99
                         compliant. There are only a few such interfaces that will be fully tested later in the year. If necessary, contingency
                         arrangements will be readily available, as the interfaces are not "real-time".
------------------------ ---------------------------------------------------------------- -------------- ---------------
Third-Party              Determine whether third parties that provide material            98%            11/30/99
Relationships            services/supplies are compliant. Feedback to date indicates that companies with whom we have a material relationship are well advanced in bringing their internal systems into
                         compliance. Less well defined is whether their third parties are in compliance.
------------------------ ---------------------------------------------------------------- -------------- ---------------
                         We will continue to cooperate in the exchange of information     95%            11/30/99
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

         Where practical the Company will develop contingency plans in an effort to ensure minimal disruption to our clients.

Inflation

         Inflation has not had a material impact on the Company's results of operations for the past three years.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

         CDL's major "market risk" exposure is the effect of changing interest rates. CDL manages its interest expense by using a combination of fixed and variable rate debt. At September 30, 1999, the Company's debt consisted of approximately $26 million of fixed rate debt with a weighted average interest rate of 10.0% and $5 million of variable rate debt with a weighted average interest rate of 7.5% The amount of variable rate debt fluctuates during the year based on CDL's cash requirements. If interest rates on such variable rate debt were to increase by 75 basis points (one-tenth of the rate at September 30, 1999), the net impact to the Company's results of operations and cash flows for the nine months ended September 30, 1999 would be a decrease of approximately $271,000.

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

         On April 13, 1999 a motion for summary judgement dismissing the complaint, based upon statute of limitation defenses, was filed on behalf of Securities and Mr. Brana. On November 8, 1999 the Court denied the Motion for Summary Judgment that was filed on behalf of Securities and Mr. Brana. This matter will now proceed to a jury trial for determination however, a trial date has not yet been set by the Court. The Court scheduled a further hearing for November 23, 1999 to hear oral arguments of any motions that remain outstanding. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the consolidated financial position or results of operations of the Company.

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

Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1 Financial Data Schedule (for electronic submission only)

          (b) Reports of Form 8-K. The following current reports on Form 8-K were filed during the third quarter of 1999.

               (i) Report on Form 8-K/A filed on July 14, 1999 concerning the Company's asset purchase agreement with its subsidiary, Silver Star Express, Inc. and Metro Parcel Service, Inc., Nathan Spaulding and Kelly M. Spaulding.

               (ii) Report on Form 8-K/A filed on July 14, 1999  concerning  the
                    Company's asset purchase agreement with its subsidiary, Clayton/National Courier Systems, Inc. and Westwind Express, Inc., Logistics Delivery Systems, Inc., Fastrak Delivery Systems, Inc., Sierra Delivery Services, Inc., and Steven S. Keihner.

               (iii)Report on Form 8-K/A filed on July 23, 1999  concerning  the
                    Company's $15 million private placement of senior subordinated notes and warrants with three financial institutions.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   November 15, 1999             CONSOLIDATED DELIVERY & LOGISTICS, INC.




                                        By: /s/ Russell J. Reardon
                                            Russell J. Reardon
                                            Chief Financial Officer

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   November 15, 1999             CONSOLIDATED DELIVERY & LOGISTICS, INC.




                                        By: /s/ Russell J. Reardon
                                            Russell J. Reardon
                                            Chief Financial Officer

                                  EXHIBIT INDEX


         27.1     Financial Data Schedule (for electronic submission only)