Form 10-K
period 1999-12-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 2000-03-30
CIK 1000779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the transition period from .................... to ....................

                         Commission file number 0-26954

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                              22-3350958
State or other jurisdiction of                                (I.R.S. Employer
Incorporation or organization                               Identification No.)

        80 Wesley Street
South Hackensack, New Jersey                                         07606
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (201) 487-7740

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
Common Stock, par value $.001 per share         American Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether: the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The number of shares of the registrant's Common Stock, $.001 par value outstanding was 7,353,458 and the aggregate market value of voting stock held by nonaffiliates of the registrant was $21,741,558 as of March 10, 2000.

Documents Incorporated by Reference: The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 1999.

                                     PART I

         Statements and information presented within this Annual Report on Form 10-K for Consolidated Delivery & Logistics, Inc. (the " Company", "CDL", or "we") include certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Exchange Act. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks" and
"estimates" and similar expressions are generally intended to identify forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors (Item 1 - Risk Factors) discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by these factors.

Item 1 - BUSINESS DESCRIPTION

Overview

          We are one of the leading national full-service provider of customized time-critical ground and air delivery services to a wide range of commercial, industrial, retail and E-Commerce based customers. Our services are provided throughout the United States and to major cities around the world.

         In conjunction with our initial public offering in November 1995 we acquired 11 time-critical ground and air delivery businesses that operated in 52 cities across the United States. As of December 31, 1999, we had acquired 13 additional time-critical ground and air delivery businesses.

          We offer the following ground delivery services through E-Commerce and other traditional outlets:

          o rush delivery service, typically consisting of delivering time-sensitive packages, such as critical machine parts or emergency medical devices, from-point-to-point on an as needed basis;

          o   dedicated  contract   logistics,   providing  a  comprehensive
              solution to major corporations that want the control, flexibility and image of an in-house fleet with all the economic benefits of outsourcing;

          o routed services, providing, on a recurring and often daily basis, deliveries from pharmaceutical suppliers to pharmacies, from manufacturers to retailers, and the interbranch distribution of financial documents in a commingled system; and

          o   facilities  management,  including  providing and  supervising
              mailroom  personnel,   mail  and  package  sorting,   internal
              delivery and outside local messenger services.

          We offer the following air delivery services through E-Commerce and other traditional outlets:

          o customized heavy freight, typically involving moving heavyweight and oversize shipments from businesses such as printers and computer distributors that require extra handling, late cut-off times or time-definite delivery windows;

          o next-flight-out, providing businesses such as advertising agencies and entertainment companies with the ability to ship their products on the next available flight to be delivered directly to their customers; and

          o   international  shipments,  providing  companies the ability to
              have   additional   attention,   shorter   transit   time   or
              time-definite delivery windows anywhere in the world.

Our Industry

          The overall U.S. ground and air delivery industry is composed largely of companies that provide same-day, next-day and two-day delivery services. We primarily service the same-day, time-critical delivery segment of that overall market. In contrast, the next-day and two-day delivery market segments are dominated by large national entities such as United Parcel Service and FedEx Corp.

          We believe that the same-day delivery industry, which is currently serviced by a fragmented system of approximately 10,000 companies that include only a small number of large regional or national operators, is undergoing substantial growth and consolidation. We believe that several factors, including the following, are driving that growth and consolidation:

     o E-Commerce Opportunities. The significant growth in business-to-business and business-to-consumer customized and time-critical services through E-Commerce presents substantial expansion opportunities.

     o Outsourcing and Vendor Consolidation. Commercial and industrial businesses, which are major consumers of same-day delivery services, have continued to follow the trend of concentrating on their core business by outsourcing non-core activities. Businesses also are increasingly seeking single-source solutions for their regional and national same-day delivery needs rather than utilizing a number of smaller local delivery companies. At the same time, larger national and international companies are looking toward decentralized distribution systems. We believe that significant opportunities exist for larger regional or national carriers that are able to provide a full range of services to such businesses.

     o Heightened Customer Expectations. Increasing customer demand for specialized services such as customized billing, enhanced tracking, storage, inventory management and just-in-time delivery capabilities favor companies with greater resources to devote to providing those services. The use of facsimile technology and the Internet have increased the speed at which the processing of information and transactions occur such that the requirements for immediate delivery of a wide range of critical items has become commonplace. This practice increases demand for same-day, time-critical delivery services.

          We  provide   our   customers   with  a  full  range  of   customized,
time-critical ground and air delivery service options.

Ground Delivery

Rush. In providing rush delivery services, or services on demand, our messengers and drivers respond to customer requests for the immediate pick up and delivery of time-sensitive packages. We generally offer one-, two- and four-hour service, on a 7-days-a-week, 24-hours-a-day basis. Our typical customers for rush service include commercial and industrial companies, hospitals and service providers such as accountants, lawyers, advertising and travel agencies and public relations firms.

Scheduled. Our scheduled delivery services are provided on a recurring and often daily basis. We typically pick up or receive large shipments of products, which are then sorted, routed and delivered. These deliveries are made in accordance with a customer's specific schedule that generally provides for deliveries to be made at particular times. Typical routes may include deliveries from pharmaceutical suppliers to pharmacies, from manufacturers to retailers, the interbranch distribution of financial documents, payroll data and other time-critical documents for banks, financial institutions and insurance companies. We also provide these services to large retailers for home delivery, including large cosmetic companies, door-to-door retailers, catalog marketers, home health care distributors and other direct sales companies.

Facilities Management. We provide mailroom management services, including the provision and supervision of mailroom personnel, mail and package sorting, internal delivery and outside local messenger services. Typical customers for our facilities management services include commercial enterprises and professional firms.

Dedicated Contract Logistics. We offer efficient and cost-effective dedicated delivery solutions, such as fleet replacement solutions, dedicated delivery systems and transportation systems management services. These services provide major pharmaceutical wholesalers, office product companies and financial institutions with the control, flexibility and image of an in-house fleet and with all of the economic benefits of outsourcing.

Air Services

          We provide next-flight-out and scheduled air courier and airfreight services to our customers, both domestically and internationally. Our air services include arranging for:

     o the transportation of a shipment from the customer's location to the airport;

     o    air transportation; and

     o    the delivery of the shipment to its ultimate destination.

          In order to meet the needs of our customers, we have established relationships with many major airlines and large airfreight companies from which we purchase cargo space on an as-needed basis.

         We report certain information about our operating segments. This information can be found in Note 12 to the Company's Financial Statements included in this report.

Our Internal Operations

          Our ground and air divisions are currently managed and evaluated separately. Those divisions have operations centers staffed by dispatchers, as well as order entry and other operations personnel. Our ground and air divisions operate from 78 leased facilities in 23 states.

          In  February  2000  the  Company  announced  a  plan  to  depart  from geographically based operations to three product-driven business groups operating nationally. These groups will be the Distribution Group, the Courier Group and the E-Commerce Group. The Distribution Group will focus on industry specific customer lines including financial institutions, pharmaceuticals, healthcare, office products, technology and retailing plus home delivery. The Courier Group will focus on time-sensitive, same-day product movement business in similar industry focused lines. The E-Commerce Group will focus on time critical business-to-business and business-to-consumer deliveries.

Ground Delivery Division

          We accomplish coordination and deployment of our ground delivery personnel either through communications systems linked to our computers, through pagers, or by radio or telephone. A dispatcher coordinates shipments for delivery within a specific time frame. We route a shipment according to its type and weight, the geographic distance between its origin and destination and the time allotted for its delivery. In the case of scheduled deliveries, we design routes to minimize the unit costs of the deliveries and to enhance route density. We continue to deploy new hardware and software systems designed to enhance the capture, routing, tracking and reporting of deliveries throughout our network. To further improve customer service, we plan to provide customers the opportunity to access this information via the internet.

Air Delivery Division

          Our air courier and airfreight service begins when a customer places an order, which is then dispatched for pick up. We assign a tracking number to the shipment and enter it into our computer system. We then route the shipment based on delivery specifications, destination and timing considerations. We collect proof of delivery at the shipment's final destination to conclude and confirm the delivery, at which time we invoice the customer. During 1999 we introduced a new integrated Business Information System which will be fully deployed by the summer of 2000. During 2000 we will be launching an Internet based Shipment Management System which will allow our customers to enter orders, track shipment progress and monitor on-time performance of our service. This highly customizable system will allow us to offer this service to companies requiring a specialized distribution solution wherein we will be able to pick up a shipment from our customer's supplier or distributor and deliver directly to the end user.

Sales and Marketing

          We believe that a direct sales force most effectively reaches customers for same-day, time-critical delivery services and, accordingly, we do not currently engage in mass media advertising. We market directly to individual customers by designing and offering customized service packages after determining their specific delivery and distribution requirements. We are implementing a coordinated major account strategy by building on established relationships with regional and national customers. We also employ certain direct response marketing techniques.

          Many of the services we provide, such as facilities management, dedicated contract logistics and routed delivery services, are determined on the basis of competitive bids. However, we believe that quality and service capabilities are also important competitive factors. In certain instances, we have obtained business by offering a superior level of service, even though we were not the low bidder for a particular contract. We derive a substantial portion of our revenues from customers with whom we have entered into contracts. Virtually all of the scheduled dedicated vehicle and facilities management services that we provide are pursuant to contracts. Most of these contracts may be terminated by the customer on relatively short notice without penalty.

Competition

          The market for our delivery services is highly competitive. We believe that the principal competitive factors in the markets in which we compete are reliability, quality, breadth of service offerings and price. We compete on all of those factors. Most of our competitors in the time-critical ground and air delivery market are privately held companies that operate in only one location or within a limited service area.

          In addition to our time-critical delivery services, customers also utilize next-day and second-day services. The market for next-day and second-day services is dominated by nationwide network providers, which have built large, capital-intensive distribution channels that allow them to process a high volume of materials. These companies typically have fixed deadlines for next-day or second-day delivery services. By contrast, we specialize in on-demand, next-flight-out deliveries or services which, by their nature, are not governed by rigid time schedules. If one of our customers is unable to meet a network provider's established deadline, we can pick up the shipment, put it on the next available flight and deliver it, in some cases, before the network provider's scheduled delivery time. Our services are available 24-hours-a-day, 7-days-a-week.

          We obtain space on scheduled airline flights to provide our air services and accordingly we do not have to acquire or maintain an expensive fleet of airplanes. As a result, we can provide a more flexible, specialized service to our customers without incurring the high fixed overhead that the larger network providers must incur.

Acquisitions and Sales of Businesses

          We were formed as a Delaware corporation in June 1994. As of December 31, 1999, we had acquired 24 same-day time-critical delivery businesses, including the 11 companies that we acquired simultaneously with the commencement of our operations in November 1995. We paid approximately $67.8 million ($29.6 million in cash and 2,935,702 shares of our common stock) to acquire the 11 founding companies. In addition to the acquisition of the those companies, we acquired certain additional assets from two companies in transactions that we accounted for as purchases. Those acquired assets were not material.

          In 1996, we acquired five additional businesses that had approximately $15.6 million in aggregate annual revenues. We paid approximately $3.3 million to acquire those companies using a combination of cash, seller-financed debt and shares of our common stock. Subsequently, the aggregate purchase price paid for those companies was reduced by approximately $616,000 because the actual revenues of some of the acquired companies did not reach the revenues projected by the sellers. We accounted for each of the 1996 acquisitions as purchases.

          In 1997, we did not make any acquisitions and instead focused on internal growth. Consistent with our change of strategic focus, in January 1997 we sold our contract logistics subsidiary back to its founder in exchange for 137,239 shares of our common stock. In connection with that sale, we recorded a gain of approximately $816,000 before the effect of Federal and state income taxes.

          During December 1997, we sold our direct mail business for $850,000 in cash and notes. In connection with that sale, we recorded a gain of approximately $23,000 net of Federal and state income taxes of approximately $15,000. Accordingly, the direct mail business, which reflected income of $171,000 in 1996 and a loss of $1.2 million in 1997, has been reclassified as discontinued operations in the accompanying consolidated financial statements. In 1999, the company to which we sold our direct mail business went out of business and defaulted on their note and the Company wrote off the remaining balance of the note of $661,868.

          In 1998, we acquired four same-day, time-critical delivery businesses which had aggregate annual revenues of approximately $25.1 million. We paid approximately $14.5 million for the businesses consisting of a combination of cash, shares of our common stock, and seller-financed debt. We accounted for each of the 1998 acquisitions as purchases.

          In 1999, we acquired four same-day, time critical delivery businesses which had aggregate annual revenues of approximately $24.8 million. We paid approximately $12.7 million for the businesses consisting of a combination of cash, shares of our common stock and seller-financed debt. The acquisitions were accounted for as purchase transactions. Under the terms of our purchase agreement there is the potential for additional payments of up to $1.2 million to be paid upon the accomplishment of certain financial and operational objectives.

Regulation

          Our delivery operations are subject to various state and local regulations and, in many instances, we require permits and licenses from state authorities. To a limited degree, state and local authorities have the power to regulate the delivery of certain types of shipments and operations within certain geographic areas. Interstate and intrastate motor carrier operations are also subject to safety requirements prescribed by the U.S. Department of Transportation ("DOT") and by state departments of transportation. If we fail to comply with applicable regulations, we could face substantial fines or possible revocation of one or more of our operating permits.

Safety

          We seek to ensure that all of our employee drivers meet safety standards established by us and our insurance carriers as well as the US Department of Transportation. In addition, where required by the DOT or state or local authorities, we require that our independent owner/operators meet certain specified safety standards. We review prospective drivers in an effort to ensure that they meet applicable requirements.

Employees and Independent Contractors

          As of December 31, 1999, we employed approximately 3,700 people, 2,600 as drivers or messengers, 700 in operations, 250 in clerical and administrative positions, 70 in sales and 70 in management. We are not a party to any collective bargaining agreements, although we are subject to union organizing activity from time to time. We also had agreements with approximately 1,700 independent contractor drivers as of December 31, 1999. We have not experienced any work stoppages and believe that our relationship with our employees and independent contractor drivers is good.

Risk Factors

          You should carefully consider the following factors as well as the other information in this report before deciding to invest in shares of our common stock.


We may have difficulty integrating the operations of businesses that had formerly been operated as independent entities.

         We conducted no operations and generated no revenue prior to our initial public offering when we acquired 11 same-day courier companies in November 1995. Since that time, we have acquired thirteen additional businesses. All of the business that we have acquired had previously operated as separate independent entities. We anticipate that we will acquire additional businesses in the future. The process of integrating acquired businesses with our existing operations often involves unforeseen difficulties, may require a significant amount of our financial and other resources and may divert the attention of our management. We may experience delays, complications and unanticipated expenses in implementing, integrating and operating acquired businesses, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be able to successfully convert the computer, accounting and other internal systems of these businesses to our existing systems and integrate those businesses with our existing operations without substantial costs, delays or other operational or financial problems.

We may not be able to effectively manage growth.

          We expect to expend significant time and effort in expanding our existing businesses and identifying, acquiring and integrating acquisitions. This growth may place considerable strain on our resources. Our management and financial reporting systems, procedures and controls may not be adequate to support our operations as they expand. Any future growth also will impose significant added responsibilities on our senior management, including the need to identify, recruit and integrate additional management and employees. We may not be able to identify and retain additional management and employees to oversee this growth. If we are unable to manage our growth efficiently and effectively, or if we are unable to attract and retain additional qualified personnel, our business, financial condition and results of operations could be materially adversely effected.

The same-day delivery industry is characterized by growth through acquisition and we may not be able to compete effectively for acquisition candidates.

          One of our strategies is to increase our revenues and profitability, and expand our markets, by acquiring other same-day air and ground delivery businesses. We may not be able to identify or acquire additional same-day delivery companies which may adversely affect our ability to expand our operations and increase our revenues and earnings to the degree desired. Several large, national publicly-traded companies compete with us for acquisition candidates in an effort to consolidate the delivery industry. We may not be able to compete effectively for acquisition candidates at all, or on terms that we deem acceptable.

The price of our common stock or our cash reserves may not be sufficient to finance future acquisitions.

          We cannot readily predict the timing, size and success of our acquisition efforts or the capital we will need to finance acquisitions. We intend to finance future acquisitions by using a combination of shares of our common stock, notes and cash. In the event that our common stock does not maintain a sufficient market value, or potential acquisition candidates are unwilling to accept our common stock as part of or all of the consideration to be paid for their businesses, we may be required to use our limited cash resources to maintain our acquisition program. If we have insufficient cash resources to pursue acquisitions, the growth of our operations could be limited unless we are able to obtain additional capital through debt or equity financing. We may not be able to obtain that financing at all, or on terms that we deem acceptable. The terms of our agreements with our lenders restrict our ability to acquire other businesses.

Acquisitions may divert the attention of our management and otherwise affect our operations.

          Identifying   acquisition   candidates  and  negotiating   acquisition
agreements may divert our management's attention away from the operation of our existing business. In addition, acquisitions may:

     o adversely affect our operating results, or the timing of those results;

     o increase our dependence on retention, hiring and training of key personnel;

     o subject us to unanticipated problems or legal liabilities inherent in the acquired businesses; and

     o fail to achieve the anticipated levels of revenue and earnings expected at the time of the purchase.

Some or all of these factors could have a material adverse affect on our business, financial condition and results of operation, especially in the fiscal quarters immediately following acquisition.

As a same-day delivery company, our ability to service our clients effectively is often dependent upon factors beyond our control.

          Our revenues and earnings are especially sensitive to events that are beyond our control that affect the same-day delivery services industry, including:

     o    extreme weather conditions;

     o    economic factors affecting our significant customers;

     o    fluctuations in fuel prices; and

     o    shortages of or disputes with labor, mainly drivers and messengers.

          Our 2000 financial results to date are being adversely affected by recent general labor shortages and gas price increases. So long as such factors continue to exist, it will put pressure on our profit margins.

          In addition, demand for our same-day delivery services may decrease as a result of downturns in the level of general economic activity and employment. The development and increased popularity of facsimile machines and electronic mail has reduced the demand for certain types of delivery services, including our services. As a result, same-day delivery companies, including CDL, have changed focus to those delivery services involving items that are unable to be delivered via alternative methods. Similar industry-wide developments may have a material adverse effect on our business, financial condition or results of operations.

Our reputation will be harmed, and we could lose customers, if the information and telecommunications technologies on which we rely fail to adequately perform.

          Our business depends upon a number of different information and telecommunication technologies as well as the ability to develop and implement new technology enabling us to manage and process a high volume of transactions accurately and timely. Any impairment of our ability to process transactions in this way could result in the loss of customers and diminish our reputation. In support of the recently announced business reorganization we will be further consolidating our information systems. The contemplated consolidation of these systems may not be successful or completed on a timely or cost effective basis.

Governmental regulation of the transportation industry, particularly with respect to our independent contractors, may substantially increase our operating expenses.

          From time to time, federal and state authorities have sought to assert that independent contractors in the transportation industry, including those utilized by us, are employees rather than independent contractors. We believe that the independent contractors that we utilize are not employees under existing interpretations of federal and state laws. However, federal and state authorities have and may continue to challenge this position. Further, laws and regulations, including tax laws, and the interpretations of those laws and regulations, may change. If, as a result of changes in laws, regulations, interpretations or enforcement by federal or state authorities, we become required to pay for and administer added benefits to independent contractors, our operating costs could substantially increase.

The Internal Revenue Service is examining our payment of employee drivers vehicle costs during 1996 and 1997.

          Certain of our employees own and operate their own vehicles in the course of their employment. In certain cases, we pay for all or a portion of the costs of operating those vehicles. We believe that these arrangements do not represent additional compensation to those employees. However, the IRS is currently examining certain payments made to employee drivers during 1996 and 1997 and may seek to recharacterize some or all of those payments as additional compensation. If those amounts are recharacterized, we may have to pay additional employment-related taxes on those amounts, which will increase our operating costs.

Claims above our insurance limits, or significant increases in our insurance premiums, may reduce our profitability.

          We utilize the services of approximately 3,500 drivers. From time to time some of those drivers are involved in automobile accidents. We currently carry liability insurance of $1 million for each driver accident, subject to applicable deductibles (generally $250,000 per occurrence), carry umbrella coverage up to $25 million in the aggregate and require that our independent contractors maintain liability insurance of at least the minimum amounts required by state and federal law. However, claims against us may exceed the amounts of our and our independent contractors' insurance coverage. If we were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims, or unfavorable resolutions of claims, our operating results could be materially affected.

Shareholders will experience dilution when we issue the additional shares of common stock that we are permitted or required to issue under convertible debentures, convertible notes, options and warrants.

          We are permitted, and in some cases obligated, to issue shares of common stock in addition to the common stock that is currently outstanding. If and when we issue these shares, the percentage of the common stock currently issued and outstanding will be diluted. The following is a summary of additional shares of common stock that we have currently reserved for issuance as of March 10, 2000:

     o 3,145,333 shares are issuable upon the exercise of options or other benefits under our employee stock option plan, consisting of:

     o outstanding options to purchase 1,460,319 shares at a weighted average exercise price of $6.08 per share, of which options covering 1,099,297 shares were exercisable as of December 31, 1999; and

     o    439,681 shares available for future awards after December 31, 1999;

     o 506,250 shares are issuable upon the exercise of outstanding warrants at an exercise price of $.001 per share;

     o    145,750   shares  are  issuable  upon  the  exercise  of   outstanding
          convertible debentures at a conversion price of $5.00 per share; and

     o    593,333   shares  are  issuable  upon  the  exercise  of   outstanding
          convertible notes at a weighted average exercise price of $6.59 per share.

          The Board of Directors has authorized, subject to shareholder approval, the Year 2000 Stock Incentive Plan (the "Plan") pursuant to which up to 1,350,000 shares of the Company's common stock may be issued upon the exercise of incentive and non-qualified options granted thereunder to employees and others eligible to participate in the Plan.

Our success is dependent on the continued service of our key management personnel.

          Our future success depends, in part, on the continued service of our key management personnel. A number of management personnel employed by the Company entered into five year employment contracts at the time of our initial public offering in November 1995. Those contracts are due to expire in November 2000. If certain of these employees including those individuals identified to head- up the product-driven groups were unable or unwilling to continue in their present positions, our business, financial condition, operating results and future prospects could be materially adversely affected.

If we fail to maintain our governmental permits and licenses, we may be subject to substantial fines and possible revocation of our authority to operate our business in certain jurisdictions.

          Our delivery operations are subject to various state, local and federal regulations that in many instances require permits and licenses. If we fail to maintain required permits or licenses, or to comply with applicable regulations, we could be subject to substantial fines or our authority to operate our business in certain jurisdictions could be revoked.

Intense price competition could reduce the demand for our service.

          We may not be able to compete successfully in the same-day ground and air delivery and logistics market. Many of our competitors are larger than us and have substantially greater financial resources than we do. The market for our services has been extremely competitive and is expected to be so for the foreseeable future. Price competition is often intense, particularly in the market for basic delivery services where entry barriers are low.

We do not anticipate paying dividends on our common stock.

          We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deems relevant. In addition, our credit agreement restricts our ability to declare and pay dividends without the consent of our lenders.

Our certificate of incorporation,  by-laws, shareholder rights plan and Delaware
law  contain   provisions   that  could   discourage  a  takeover  that  current
shareholders may consider favorable.

          Provisions  of our  certificate  of  incorporation,  by-laws  and  our recently-adopted shareholder rights plan, as well as Delaware law, may discourage, delay or prevent a merger or acquisition that you may consider favorable. These provisions of our certificate of incorporation and by-laws:

     o establish a classified board of directors in which only a portion of the total number of directors will be elected at each annual meeting;

     o    authorize the board to issue preferred stock;

     o    prohibit cumulative voting in the election of directors;

     o    limit the persons who may call special meetings of stockholders;

     o    prohibit stockholder action by written consent; and

     o establish advance notice requirements for nominations for the election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

          In addition, we have recently adopted a Stockholder Protection Rights Plan in order to protect against offers to acquire us that our Board of Directors believe to be inadequate or not otherwise in our best interests. There are, however, certain possible disadvantages to having the Plan in place which might adversely impact us. The existence of the Plan may limit our flexibility in dealing with potential acquirers in certain circumstances and may deter potential acquirers from approaching us.

Executive Management

          Albert W. Van Ness, Jr. has served as the Chairman of the Board, Chief Executive Officer and Director of CDL since February 1997. He remains a Managing Partner of Club Quarters, LLC, a hotel development and management company, since October 1992. From June 1990 until October 1992, Mr. Van Ness served as Director of Managing People Productivity, a consulting firm. Prior thereto, from 1982 until June 1990, Mr. Van Ness held various executive offices with Cunard Line Limited, a passenger ship and luxury hotel company, including Executive Vice President and Chief Operating Officer of the Cunard Leisure Division and Managing Director and President of the Hotels and Resorts Division. Prior thereto, Mr. Van Ness served as the President of Seatrain Intermodal Services, Inc., a cargo shipping company.

          William T. Brannan has served as the President and Chief Operating Officer of CDL since November 1994. From January 1991 until October 1994, Mr. Brannan served as President, Americas Region - US Operations, for TNT Express Worldwide, a major European-based overnight express delivery company. Mr. Brannan has 23 years of experience in the transportation and logistics industry.

          Russell J. Reardon was appointed Chief Financial Officer in November 1999. Mr. Reardon has been Vice President - Treasurer of CDL since January 1999. Prior thereto, from September 1998 until January 1999 Mr. Reardon was Chief Financial Officer, Secretary and Vice President - Finance of Able Energy, Inc. a regional home heating oil supplier. From April 1996 until June 1998 Mr. Reardon was Chief Financial Officer, Secretary and Vice President - Finance of Logimetrics, Inc. a manufacturer of broad-band wireless communication devices.

          John Ovens was appointed Vice President in September 1999 after serving in a consulting capacity to the Company since June 1999. Prior to joining the Company Mr. Ovens served as President, CEO and Director for Express Messenger Systems, Inc., a time-critical delivery company located in the Western United States from July 1994 until relocating to the East Coast and joining the Company.

          Joseph J. Leonhard was appointed Vice President, Finance - Treasurer in November 1999. Mr. Leonhard has been the Controller of CDL since June 1995 and was appointed to the position of Vice-President in May 1996. Prior thereto, from June 1987 until June 1995, Mr. Leonhard was the Controller and Chief Financial Officer of Scientific Devices East, Inc.

          Mark Carlesimo has been General Counsel of CDL since September 1997. From July 1983 until September 1997, Mr. Carlesimo served as Vice President of Legal Affairs of Cunard Line Limited.

          Jeremy Weinstein was appointed Controller in November, 1999. Prior to his appointment, Mr. Weinstein served as the Company's Northeast Region Controller since March 1997 and before that was controller of the Company's Manhattan operation.

          Robin Dennis was appointed Vice President - Information Technology of CDL in January 1999 Immediately prior to his appointment, Mr. Dennis was an independent consultant providing information technology advice to a wide range of companies. Prior thereto Mr. Dennis served as Vice President - Information Technology for Cunard Line Limited from October 1988 until February 1997.

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

Item 2. Properties -

          As of December 31, 1999, the Company operated from 78 leased facilities (not including 6 authorized sales agent locations). These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities also contain storage and warehouse space. The table below summarizes the location of the Company's current facilities.

State                                                     Number of Facilities
-----                                                     --------------------
New York..........................................                19
Florida...........................................                 9
California........................................                 9
New Jersey........................................                 6
North Carolina....................................                 6
Massachusetts.....................................                 3
Georgia...........................................                 3
Louisiana.........................................                 2
Ohio..............................................                 2
Indiana...........................................                 2
Maine.............................................                 2
Missouri..........................................                 2
South Carolina....................................                 2
Tennessee.........................................                 2
Illinois..........................................                 1
Alabama...........................................                 1
Arizona...........................................                 1
Connecticut.......................................                 1
Maryland..........................................                 1
New Hampshire.....................................                 1
Virginia..........................................                 1
Delaware..........................................                 1
Washington........................................                 1


          The Company's corporate headquarters is located at 80 Wesley Street, Hackensack, New Jersey. The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

          As of December 31, 1999, the Company owned or leased approximately 1,100 trucks of various types, which are primarily operated by drivers employed by the Company. In addition, certain of the Company's employee drivers own or lease their own vehicles. The Company also hires independent contractors who typically provide their own vehicles and are required to carry at least the minimum amount of insurance required by state law.

          The Company's aggregate rental expense for the year ended December 31, 1999 was approximately $13.8 million. See Note 13 to the Company's Consolidated Financial Statements.

Item 3.  Legal Proceedings

          In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Three additional defendants were added by way of a second amended complaint on April 9, 1998. Securities and Mr. Brana have filed cross claims against each of these additional defendants and certain original defendants who had acted as insurance brokers for certain of the policies at issue. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in the amount of up to $500,000 or such greater amount as may be due for any defense costs or award arising out of this suit. Mr. Brana originally delivered 100,000 shares of CDL common stock to the Company as collateral for the note which was due on December 1, 2000. Because of the increased costs in defending the suit Mr. Brana delivered an additional 50,000 shares of CDL common stock to the Company and the Company agreed to extend the due date until December 1, 2002. In April 1999 a motion for summary judgement was filed and denied by the Court in December 1999. The plaintiff subsequently filed a Third Amended Complaint for breach of contract and additional claims for quantum meruit. The parties are presently participating in court-ordered non-binding mediation in an attempt to resolve this litigation which extends the time to respond to the Third Amended Complaint until thirty days after completion of the final mediation session, subject to the Court's approval. Mediation sessions are scheduled through March 2000. Due to the continuing legal costs in defending this suit, Mr. Brana has agreed to deliver 200,000 additional shares of CDL common stock to the Company on or before May 31, 2000. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the on the consolidated financial position or results of operations of the Company.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters -

         The Company's Common Stock has been trading on the American Stock Exchange under the symbol "CDV" since February 23, 1999. Prior to that date, the Company's Common Stock was included for quotation on the Nasdaq National Market under the symbol "CDLI." The following table sets forth the high and low sales prices for the Common Stock for 1998 and 1999.

                               1998                     Low               High
First Quarter                                          $2.63             $5.00
Second Quarter                                         $4.25             $5.50
Third Quarter                                          $3.00             $5.50
Fourth Quarter                                         $2.75             $3.75

                               1999                     Low               High
First Quarter                                          $3.06             $4.44
Second Quarter                                         $2.88             $4.81
Third Quarter                                          $2.94             $4.25
Fourth Quarter                                         $2.75             $4.13

          On March 10, 2000, the last reported sale price of the Common Stock was $3.375 per share. As of March 10, 2000, there were approximately 264 shareholders of record of Common Stock and, based on security position listings, the Company believes there were approximately 1,355 beneficial holders of the Common Stock.

Recent Sales of Unregistered Securities

          The following shares of the Company's Common Stock have been sold or issued without being registered under the Securities Act of 1933: o On January 31, 1999 the Company issued 506,250 common stock purchase warrants in connection with the private placement of 12% Senior Subordinated Notes in the principal amount of $15,000,000.

          No underwriter or placement agent was used in connection with the above referenced securities transactions, and no underwriting commissions were paid. No means of general solicitation was used in offering the securities. The securities in each transaction were sold to a limited group of accredited investors in private placement transactions, exempt from registration under
Section 4(2) of the Securities Act or Regulation D thereunder. All purchasers of the Company's securities were sophisticated investors who qualified as accredited investors within the meaning of Rule 501(a) of Regulation D under the Securities Act.

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

Item 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA
                    (In thousands, except per share amounts)

          Consolidated Delivery & Logistics, Inc. ("CDL") was founded in June 1994. In November 1995, simultaneously with the closing of the CDL initial public offering (the "Offering") separate wholly owned subsidiaries of CDL merged (the "Merger") with each of 11 acquired businesses (the "Founding Companies"). Consideration for the acquisition of these businesses consisted of a combination of cash and common stock of CDL. The assets and liabilities of the acquired businesses at September 30, 1995 were recorded by CDL at their historical amounts.

          The statement of operations data shown below for the nine month period ended September 30, 1995 is that of the Combined Founding Companies prior to the Merger (the "Combined Founding Companies") on a historical basis. During the periods presented, the Combined Founding Companies were not under common control or management and some were not taxable entities. Therefore the data presented may not be comparable to or indicative of post-Merger results.

          The selected financial data with respect to Consolidated Delivery & Logistics, Inc.'s consolidated statement of operations for the years ended December 31, 1997, 1998 and 1999 and with respect to Consolidated Delivery & Logistics, Inc.'s consolidated balance sheet as of December 31, 1998 and 1999 have been derived from Consolidated Delivery & Logistics, Inc.'s consolidated financial statements that appear elsewhere herein. The financial data provided below should be read in conjunction with these accompanying consolidated financial statements and notes thereto as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                       SELECTED FINANCIAL DATA (Continued)
                    (In thousands, except per share amounts)
                         Statement of Operations Data:

                          Combined
                          Founding             Consolidated Delivery & Logistics, Inc. and Subsidiaries
                          Companies
                            (4)
                        -------------    ---------------------------------------------------------------------

                           For The
                          Nine Months                     For the Pro
                             Ended       For The Year     Forma Period
                           September       Ended            Ended                           For The Years Ended
                             30,        December 31,       December 31,                           December 31,
                            1995          1995 (3)         1995 (1)(2)       1996        1997         1998          1999
                         ------------    ----------       -------------  -----------   ---------     --------   ------------
Revenue                    $109,168       $37,322          $146,490        $163,090    $171,502     $185,739      $224,564
Gross profit                 33,162        11,337            44,499          41,010      41,654       43,677        53,387
Operating income (loss)       3,971           578             4,549          (1,468)      2,702        4,847         7,668
Income (loss) from
  continuing                  2,112           (26)            2,086            (854)      1,657        2,311         2,911
operations (5)
Net income (loss)            $2,182         ($195)           $1,987           ($683)       $459       $2,311        $2,911
Basic income (loss) per
  share:
  Continuing operations                     ($.02)             $.32           ($.13)       $.25         $.35          $.40
  -Net income (loss)                        ($.10)             $.30           ($.10)       $.07         $.35          $.40
                                          ==========    ============        ========   =========    =========     =========
Diluted   income  (loss)
per
  -Share
  -Continuing operations                    ($.02)             $.31           ($.13)        $.25         $.34          $.37
  -Net income (loss)                        ($.10)             $.29           ($.10)        $.07         $.34          $.37
                                          =========     ============        =========  ==========   ==========    =========

Balance Sheet Data:



                                                          Consolidated Delivery & Logistics, Inc. and Subsidiaries
                                              ---------------------------------------------------------------------------------
                                                                                December 31,
                                              ---------------------------------------------------------------------------------
                                                     1995             1996             1997             1998             1999
                                                    ----------------  ---------      ----------       --------        ----------

Working capital (deficit)                           $7,948            $5,472           $2,519         ($4,196)          $5,989
Equipment and leasehold
   Improvements, net                                 3,582             3,857            5,667           6,630            6,624
Total assets                                        31,856            35,001           36,159          52,088           68,786
Long-term    debt,   net   of
current  maturities                                  3,027             3,415            2,240           6,383           22,885
Stockholders' equity                                 8,311             8,730            8,614          11,407           17,369


(1) Reflects the results of operations of the Combined Founding Companies for the period from January 1 to September 30, 1995 and the results of operations of Consolidated Delivery & Logistics, Inc. and Subsidiaries for the year ended December 31, 1995.
(2) The computation of pro forma basic earnings per share for the year ended December 31, 1995 is based upon (i) 493,869 shares of Common Stock issued prior to the Mergers, (ii) 2,935,700 shares issued to the stockholders of the Founding Companies in connection with the Mergers and (iii) 3,200,000 shares sold in the Offering. The computation of pro forma diluted earnings per share for the year ended December 31, 1995 is based upon the preceding shares and the dilution attributable to the debentures which were convertible into 180,995 shares of Common Stock. The conversion of the stock options outstanding at December 31, 1995 is not included in the computation as the effect would be antidilutive.
(3) The Company selected October 1, 1995 as the effective date of the Merger. The assets and liabilities of the Founding Companies at September 30, 1995 were recorded by CD&L at their historical amounts. The statement of operations includes the results of operations of the Founding Companies from October 1, 1995 through December 31, 1995. The results of operations for Consolidated Delivery & Logistics, Inc. prior to the Mergers are not significant.
(4) Pro Forma income tax provisions have been provided for certain Founding Companies.

(5) During 1997, the Company disposed of its fulfillment and direct mail operation. Accordingly, the operating results and gain on disposition of the fulfillment and direct mail business have been reclassified as discontinued operations for the periods presented.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements.

          The Company is provided a "safe harbor" for forward-looking statements contained in this report by the Private Securities Litigation Reform Act of 1995. The Company may discuss forward looking information in this Report such as its expectations for future performance, growth and acquisition strategies, liquidity and capital needs and its future prospects. Actual results may not necessarily develop as the Company anticipates due to many factors including, but not limited to the timing of certain transactions, unexpected expenses encountered, inability to conclude acquisitions on satisfactory terms, the effect of economic and market conditions, the impact of competition and the factors listed in Item 1 - Risk Factors. Because of these and other reasons the Company's actual results may vary materially from management's current expectations.

Overview

          The Consolidated Financial Statements of the Company including all related notes which appear elsewhere in this report should be read in conjunction with this discussion of the Company's results of operations and its liquidity and capital resources. During 1998 the Company refocused its acquisition efforts and acquired four same-day ground delivery businesses. In 1999, the Company acquired four additional companies. See "Business-Recent Acquisitions." Each of these acquisitions has been accounted for using the purchase method of accounting.

Results of Operations 1999 Compared with 1998

          Revenue for the year ended December 31,1999 increased $38.9 million, or 20.9%, to $224.6 million from $185.7 million for the year ended December 31, 1998. The increase included $19.0 million contributed by the businesses acquired in 1999 as well as increased sales from the Company's existing operations.

          Ground delivery revenue increased $28.3 million, or 21.7%, including $5.8 million from companies acquired in 1999. Air delivery revenue increased by $10.6 million, or 19.1%. Revenue from two 1999 air delivery acquisitions of $13.2 million was partially offset by a $2.6 million decline in existing revenues.

          Cost of revenue consists primarily of payments to employee drivers and independent contractors, agents, airlines, other direct pick-up and delivery costs and the costs of dispatching drivers and messengers. These costs increased $29.1 million, or 20.5% from $142.1 million for 1998 to $171.2 million in 1999. Stated as a percentage of revenue, these costs decreased to 76.2% for 1999 from 76.5% for 1998. This decrease reflects the companies success in controlling costs and the impact of the synergies from companies acquired in 1999. As a result of the revenue increase discussed above, gross profit increased by $9.7 million or 22.2%, from $43.7 million in 1998 to $53.4 million in 1999.

          Selling general and administration expense ("SG&A") includes costs incurred at the terminal level related to taking orders and administrative costs related to such functions. Also included are costs to support the Company's marketing and sales effort and the expense of maintaining information systems, human resources, financial, legal and other administrative functions. SG&A increased by $5.6 million, or 15.7%, from $35.7 million in 1998 to $41.3 million in 1999. As a percentage of revenue SG&A decreased to 18.4% in 1999 compared to 19.2% of revenue in 1998. The improvement primarily reflects the synergies realized with the 1999 acquisitions. Depreciation and amortization increased by $1.3 million, or 41.9%, from $3.1 million for 1998 to $4.4 million for 1999.

          As a result of the above, operating income increased $2.9 million, or 60.4%, from $4.8 million for the year ended December 31, 1998 to $7.7 million for the year ended December 31, 1999. Stated as a percentage of revenue, operating income increased from 2.6% for 1998 to 3.4% for 1999.

          Interest expense increased by $2.0 million from $1.2 million in 1998 to $3.2 million in 1999. The net increase is primarily attributable to the debt incurred in connection with the 1999 acquisitions.

          Certain trends that began in late 1999 are expected to continue into 2000 and will have an adverse effect on the Company's operating results in the short term. The Company recently lost certain pharmaceutical distribution customers and has not yet replaced that revenue with new customers. There has been upward pressure on certain of our direct operating costs, primarily fuel and related labor. We have instituted certain cost containment measures and have put an increased emphasis on the previously announced product-based restructuring. While we can't predict the long-term fluctuation of either fuel or labor costs, we expect continued pressure on our direct operating costs in the near term.

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

          Cost of revenue consists of, among other things, payments to employee drivers and independent contractors, agents, airlines, other direct pick-up and delivery costs and the costs of dispatching drivers and messengers. These costs increased $12.3 million, or 9.5% from $129.8 million for 1997 to $142.1 million in 1998. Stated as a percentage of revenue, these costs increased to 76.5% for 1998 from 75.7% for 1997, or 0.8% year over year. This increase reflects the generally lower gross profit associated with contract distribution services. As a result of the revenue increase discussed above, gross profit increased by $2.0 million or 4.8%, from $41.7 million in 1997 to $43.7 million in 1998.

          Selling general and administration expenses ("SG&A") includes costs incurred at the terminal level related to taking orders and administrative costs related to such functions. Also included are costs to support the Company's marketing and sales effort and the expense of maintaining information systems, human resources, financial, legal and other administrative functions. SG&A decreased by $1.0 million, or 2.7%, from $36.7 million in 1997 to $35.7 million in 1998. Primarily due to the Company's investment in computer systems and support, depreciation and amortization increased by $800,000, or 34.8%, from $2.3 million for 1997 to $3.1 million for 1998.

          As a result of the above, operating income increased $2.1 million, or 77.8%, from $2.7 million for the year ended December 31, 1997 to $4.8 million for the year ended December 31, 1998. Stated as a percentage of revenue, operating income increased from 1.6% for 1997 to 2.6% for 1998.

          Income from continuing operations included a gain of $816,000 resulting from the sale of the Company's contract logistics subsidiary in January, 1997 with no similar gain for 1998. Interest expense increased by $100,000, or 9.1%, from $1.1 million in 1997 to $1.2 million in 1998. The net increase results from a reduction in the Company's line of credit because of positive cash flow offset by borrowings necessary to acquire four businesses in 1998.

          Net income increased by $1.8 million from $459,000 in 1997 to $2.3 million in 1998. A loss from discontinued operations of $1.2 million was included in net income in 1997. If the effects of the discontinued operations were not considered, income from continuing operations would have increased $600,000 or 35.3%, from $1.7 million in 1997 to $2.3 million for the year ended December 31, 1998.

Liquidity and Capital Resources

          The Company's working capital increased by $10.2 million from a deficit of $4.2 million as of December 31, 1998 to working capital of $6.0 million as of December 31, 1999. The increase is a result of the repayment of the Company's short term borrowings using the proceeds of the 12% senior subordinated notes.

          Cash and cash equivalents increased slightly during 1999. Cash of $3.2 million was provided from operations and $4.6 million from net financing activities while $7.8 million was used to acquire property and equipment and to acquire four businesses during 1999.

          Capital expenditures amounted to $2.4 million, $2.2 million and $1.2 million for the years ended December 31, 1999, 1998 and 1997 respectively. These expenditures primarily upgraded and expanded computer system capability, expanded and maintained Company facilities in the ordinary course of business and upgraded the Company fleet. The Company incurred capital lease obligations of $549,000 in an agreement to lease 40 vehicles in 1999 and $2.5 million during 1997 in an agreement to lease 175 vehicles.

          Outstanding borrowings under our credit facility were $7.2 million and we had $3.3 million outstanding in Standby Letters of Credit as of December 31, 1999. We also had $15.0 million in principal outstanding under our 12% Senior Subordinated Notes, $13.9 million net of unamortized discount. We also had $729,000 of outstanding debentures, $1.5 million of capital lease obligations and various equipment notes and $9.2 million of seller financed debt. We had $8.2 million available under our credit facility and $2.5 million available under our equipment acquisition term loan facility.

          Management believes that cash flows from operations, together with its borrowing capacity (see Note 9 of the accompanying notes to the consolidated financial statements) are sufficient to support the Company's operations and general business and capital liquidity requirements for the foreseeable future.

          Our 2000 financial results to date have been impacted adversely by recent general labor shortages and gas price increases. So long as such factors continue, the Company expects to experience a negative impact on its profit margins.

Year 2000 Compliance

          The Company initiated a program in 1997 to assess the risks of Year 2000 noncompliance, remediate all non-compliant systems, assess the readiness of key third parties and develop contingency plans. The critical aspects of the Year 2000 readiness program were completed in the third quarter of 1999. The Company has not experienced any significant business disruptions related to the transition to the Year 2000; however, we continue to actively monitor our systems and third party suppliers throughout most of the first quarter. Contingency plans are in place to prevent the failure of critical systems from having a material effect on the Company and address the risk of third party noncompliance. Total costs to address the Year 2000 issue were not material to the Company's financial position, results of operations or cash flows.

Inflation

          While inflation has not had a material impact on the Company's results of operations for the last three years, fluctuations in fuel prices can and do affect the Company's operating costs.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

          CDL's major "market risk" exposure is the effect of changing interest rates. CDL manages its interest expense by using a combination of fixed and variable rate debt. At December 31, 1999, the Company's debt consisted of approximately $25.4 million of fixed rate debt with a weighted average interest rate of 10.3% and $7.2 million of variable rate debt with a weighted average interest rate of 9.8%. The amount of variable rate debt fluctuates during the year based on CD&L's cash requirements. Maximum borrowings of variable rate debt at any quarter end were $7.2 million. If interest rates on such variable rate debt were to increase by 85 basis points (approximately one-tenth of the rate at December 31, 1999), the net impact to the Company's results of operations and cash flows would be a decrease of approximately $65,000.

Item 8.  Financial Statements and Supplementary Data.





                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page

Report of Independent Public Accountants ............................... 20

Consolidated Balance Sheets as of December 31, 1999 and 1998............ 21

Consolidated Statements of Operations For The Years Ended
    December 31, 1999, 1998, and 1997................................... 22

Consolidated Statements of Changes in Stockholders' Equity
    For The Years Ended December 31, 1999, 1998 and 1997................ 23

Consolidated Statements of Cash Flows For The Years Ended
    December 31, 1999, 1998 and 1997.................................... 24

Notes to Consolidated Financial Statements.............................. 25

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Consolidated Delivery & Logistics, Inc.:


We have audited the accompanying consolidated balance sheets of Consolidated Delivery & Logistics, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Delivery & Logistics, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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


Roseland, New Jersey
February 25, 2000


                           CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                         (in thousands except share data)


                                                       ASSETS
                                                                                             December 31,
                                                                                 -------------------------------------
                                                                                          1999                1998
                                                                                ------------------    ----------------
CURRENT ASSETS:
  Cash and cash equivalents, including $34 and $73 of restricted cash
     in 1999 and 1998, respectively (Note 2)                                               $339                $295
  Accounts receivable, less allowance for doubtful accounts of $1,939
     and $1,865 in 1999 and 1998, respectively (Note 9)                                  27,560              24,491
  Deferred income taxes (Notes 2 and 11)                                                    876               1,456
  Prepaid expenses and other current assets (Note 5)                                      3,445               1,104
                                                                                ------------------  ------------------

     Total current assets                                                                32,220              27,346

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 6)
                                                                                          6,624               6,630
INTANGIBLE ASSETS, net (Notes 2, 3 and 7)                                                27,932              16,491
SECURITY DEPOSITS AND OTHER ASSETS (Note 17)                                              2,010               1,621
                                                                                ------------------  ------------------

           Total assets                                                                 $68,786             $52,088
                                                                                ==================  ==================




                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 9)                                                         $7,188             $13,577
  Current maturities of long-term debt (Note 9)                                           2,513               3,181
  Accounts payable                                                                        8,394               6,281
  Accrued expenses and other current liabilities (Note 8)                                 8,136               7,271
  Income taxes payable (Notes 2 and 11)                                                       -               1,232
                                                                                ------------------  -------------------
     Total current liabilities                                                           26,231              31,542
                                                                                ------------------  -------------------
LONG-TERM DEBT, net of current maturities (Note 9)                                       22,885               6,383
                                                                                ------------------  -------------------
DEFERRED INCOME TAXES PAYABLE (Notes 2 and 11)                                            1,625               1,717
                                                                                ------------------  -------------------
OTHER LONG-TERM LIABILITIES                                                                 676               1,039
                                                                                ------------------  -------------------
COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)

STOCKHOLDERS' EQUITY (Notes 13, 14, 15 and 16):
  Preferred stock, $.001 par value; 2,000,000 shares authorized; no
     shares issued and outstanding                                                            -                   -
  Common stock, $.001 par value; 30,000,000 shares authorized,
     7,353,458 and 6,843,702 shares issued and outstanding in
     1999 and 1998, respectively                                                              7                   7
  Additional paid-in capital                                                             12,721               9,670
  Treasury stock, 29,367 shares at cost                                                    (162)               (162)
  Retained earnings                                                                       4,803               1,892
                                                                                ------------------  -------------------

      Total stockholders' equity                                                         17,369              11,407
                                                                                ------------------  -------------------

            Total liabilities and stockholders' equity                                  $68,786             $52,088
                                                                                ==================  ===================


 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                             CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands except per share data)



                                                                           For the Years Ended December 31,
                                                          -------------------------------------------------------------------
                                                                 1999                     1998                   1997
                                                          ---------------------    ---------------------  -------------------

     Revenue (Note 2)                                          $224,564                 $185,739                $171,502
     Cost of revenue                                            171,177                  142,062                 129,848
                                                          ---------------------    ----------------------  ------------------

       Gross profit                                              53,387                   43,677                  41,654

     Selling, general and administrative expenses                41,290                   35,709                  36,681
     Depreciation and amortization                                4,429                    3,121                   2,271
                                                          ---------------------    ----------------------  ---------------------

       Operating income                                           7,668                    4,847                   2,702

     Other (income) expense
       Gain on sale of subsidiary, net (Note 18)                     -                        -                     (816)
       Interest expense                                           3,216                    1,246                   1,144
       Other income, net                                           (354)                    (126)                   (171)
                                                              ---------------------    ----------------------  ---------------------
                                                              ---------------------    ----------------------  ---------------------
                                                                  2,862                    1,120                     157
                                                              ---------------------    ----------------------  ---------------------

     Income  from  continuing   operations  before  provision
       for  income taxes                                          4,806                    3,727                   2,545

     Provision for  income taxes
      (Notes 2 and 11)                                            1,895                    1,416                     888
                                                              ---------------------    ----------------------  ---------------------

     Income  from continuing operations                           2,911                    2,311                   1,657
                                                              ---------------------    ----------------------  ---------------------

     Discontinued operations (Note 4)                                -
       Income  (loss) from  discontinued  operations,  net of
       income taxes                                                  -                        -                   (1,221)
       Gain on  disposal  of  assets,  net of  provision  for        -
       income taxes                                                                           -                       23
                                                              ---------------------    ----------------------  ---------------------
     Income (loss) from discontinued operations                                               -                   (1,198)
                                                              ---------------------    ----------------------  ---------------------
        Net income                                               $2,911                   $2,311                  $  459
                                                              =====================    ======================  =====================

     Basic income (loss) per share:
       Continuing operations                                       $.40                     $.35                  $  .25
       Discontinued operations                                        -                        -                    (.18)
                                                              =====================    ======================  =====================
       Net income  per share                                       $.40                     $.35                    $.07
                                                              =====================    ======================  =====================

     Diluted income (loss) per share:
       Continuing operations                                       $.37                     $.34                    $.25
       Discontinued operations                                        -                        -                    (.18)
                                                              ---------------------    ----------------------  ---------------------
       Net income  per share                                       $.37                      $.34                   $.07
                                                              =====================    ======================  =====================
     Basic weighted average common
       shares outstanding                                          7,214                    6,662                  6,672
                                                              =====================    ======================  =====================
     Diluted weighted average common
       shares outstanding                                          7,868                    6,839                  6,675
                                                              =====================    ======================  =====================


 The accompanying notes to consolidated financial statements are an integral part of these statements.


                             CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                         (in thousands except share data)

                                                                                               Retained
                                                                  Additional                   Earnings           Total
                                             Common Stock           Paid-in     Treasury     (Accumulated     Stockholders'
                                      ---------------------------
                                         Shares        Amount       Capital       Stock        Deficit)           Equity
                                      ----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996            6,795,790        $7        $9,601         $ -             ($878)           $8,730
Retirement of common stock
       pursuant  to saleof               (137,239)        -          (600)           -              -                (600)
     subsidiary
Shares issued in connection with
       acquisition of a business            8,333         -            25           -               -                  25
Net income                                    -           -             -           -               459               459
                                      ----------------------------------------------------------------------------------------
BALANCE AT
       DECEMBER 31,1997                 6,666,884         7         9,026           -              (419)            8,614
Treasury shares acquired in
        connection with adjustment
       of purchase price of a
       business acquired                  (29,367)        -             -         (162)             -                (162)
Shares issued in connection with
       acquisitions of businesses         206,185         -           644           -               -                 644
Net income                                    -           -             -           -             2,311             2,311
                                      ----------------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 1998               6,843,702         7         9,670         (162)           1,892            11,407
Discount for Warrants issued in
       connection with private
       placement                              -           -         1,265           -               -               1,265
Shares issued in connection with
       Employee Stock Purchase
       Plans                              73,172          -           251           -               -                 251
Shares issued in connection with
       executive compensation             47,051          -           150           -               -                 150
Shares issued in connection with
       acquisitions of businesses        389,533          -         1,385           -               -               1,385
Net income                                    -           -             -           -             2,911             2,911
                                      ----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999           7,353,458         $7       $12,721        $(162)          $4,803           $17,369
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





                                                 CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      (in thousands)


                                                                                            For The Years Ended December 31,
                                                                                  --------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:                                                1999              1998             1997
                                                                                  ----------------- ---------------  ---------------
     Net income                                                                        $2,911            $2,311            $459
     Adjustments to reconcile net income to net cash provided by
        Operating activities -
     Gain on disposal of equipment and leasehold improvements                            (135)              (21)            (22)
     Gain on sale of subsidiary                                                             -                 -            (816)
     Loss from discontinued operations                                                      -                 -           1,221
     Gain on disposal of assets of discontinued operations                                  -                 -             (23)
     Depreciation and amortization                                                      4,429             3,121           2,271
     Provision for doubtful accounts                                                      973             1,151           1,117
     Deferred income tax provision (benefit)                                              488               300             (35)
     Changes in operating assets and liabilities
        (Increase) decrease in -
          Accounts receivable                                                          (2,699)           (2,100)         (2,005)
          Prepaid expenses and other current assets                                    (2,230)              630            (415)
          Other assets                                                                   (415)             (298)           (303)
     Increase (decrease) in -
        Accounts payable, accrued liabilities and income taxes payable                    688               227           1,359
        Other long-term liabilities                                                      (790)             (343)           (236)
                                                                                  ----------------- ---------------  ---------------
           Net cash provided by operating activities of continuing
             Operations                                                                 3,220             4,978           2,572
                                                                                  ----------------- ---------------  ---------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to equipment and leasehold improvements                                 (2,423)           (2,245)         (1,191)
     Proceeds from sales of equipment and leasehold improvements                          397               144              112
     Proceeds from sale of assets of discontinued operations                                -                 -              125
     Purchases of businesses, net of cash acquired                                     (5,778)           (7,233)               -
                                                                                 ----------------- ---------------   ---------------
           Net cash used in investing activities                                       (7,804)           (9,334)            (954)
                                                                                 ----------------- ---------------  ---------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings (repayments), net                                           (6,389)            6,217              160
     Proceeds from long-term debt                                                      15,000               150                -
     Repayments of long-term debt                                                      (4,478)           (3,450)          (1,393)
     Issuance of warrants in connection with long-term financing                        1,265                 -                -
     Issuance of stock                                                                    401                 -                -
     Deferred financing costs                                                          (1,171)              (36)            (125)
                                                                                 ----------------- ---------------  ---------------
           Net cash provided by (used in) financing activities                          4,628             2,881           (1,358)
                                                                                 ----------------- ---------------  ---------------

     CASH USED BY DISCONTINUED OPERATIONS                                                  -                (42)            (205)
                                                                                 ================= ===============  ================
            Net increase (decrease) in cash and cash equivalents                           44            (1,517)              55
     CASH AND CASH EQUIVALENTS, beginning of year                                         295             1,812            1,757
                                                                                 ================= ===============  ===============
     CASH AND CASH EQUIVALENTS, end of year                                              $339              $295           $1,812
                                                                                 ================= ===============  ===============


 The accompanying notes to consolidated financial statements are an integral part of these statements.


            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)     ORGANIZATION AND BUSINESS:

Consolidated Delivery & Logistics, Inc. ("the Company") was founded in June 1994. In November 1995, simultaneously with the closing of the Company's initial public offering (the "Offering") separate wholly owned subsidiaries of the
Company merged (the "Merger") with each of eleven acquired businesses. Consideration for the acquisition of these businesses consisted of a combination of cash and common stock of the Company, par value $0.001 per share. The assets and liabilities of the acquired businesses at September 30, 1995 were recorded by the Company at their historical amounts.

Consolidated Delivery & Logistics, Inc. and Subsidiaries ("CDL") provides an extensive network of same-day ground and air delivery services to a wide range of commercial, industrial and retail customers. CDL ground delivery operations currently are concentrated on the East Coast, with a strategic presence both in the Midwest and on the West Coast. CDL air delivery services are provided throughout the United States and to major cities around the world.

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

Deferred Financing Costs -

The costs incurred for obtaining financing, including all related legal and accounting fees are included in other assets in the accompanying consolidated balance sheets and are amortized over the life of the related financing from 2 - 7 years.

Intangible Assets -

Intangible assets consist of goodwill, customer lists, and non-compete agreements. Goodwill represents the excess of the purchase price over the fair value of assets of businesses acquired and is amortized on a straight-line basis over 25 years to 40 years. Customer lists and non-compete agreements are amortized over the estimated period to be benefited, generally from 3 to 5 years.

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

Stock Based Compensation -

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("Opinion 25"). CDL has elected to continue to account for employee stock-based compensation under Opinion 25 and provide the required pro forma disclosures as if the fair value based method of accounting under SFAS 123 had been applied (see Note 14). Income (Loss) Per Share -

Basic earnings per share represents net income (loss) divided by the weighted average shares outstanding. Diluted earnings per share represents net income
(loss) divided by weighted average shares outstanding adjusted for the incremental dilution of common stock equivalents

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:


                                                           1999                1998                 1997
                                                       --------------      -------------        -------------
                                                       --------------      -------------        -------------
Basic weighted average common
  Shares outstanding                                      7,214,426          6,662,258            6,672,284
Effect of dilutive securities:
  Stock options and warrants                                648,952            175,249                2,656
  Employee stock purchase plan                                4,450              1,496                  -
                                                       --------------      -------------        -------------
Diluted weighted average common
  shares outstanding                                      7,867,829          6,839,003            6,674,940
                                                       ==============      =============        =============

The following common stock equivalents were excluded from the computation of diluted Earnings Per Share because the exercise or conversion price was greater than the average market price of common shares -


                                                              1999                1998                 1997

Stock options                                                522,546             573,684              685,038
Subordinated convertible debentures                          145,750             161,818              180,995
Seller financed convertible notes                            593,333             685,470                 -
                                                          ==============      =============        =============


Reclassifications -

Certain reclassifications have been made to the prior years' consolidated financial statements in order to conform to the 1999 presentation.

(3)      BUSINESS COMBINATIONS:

On February 16, 1999, CDL entered into and consummated an asset and stock purchase agreement with its subsidiary, Sureway Air Traffic Corporation ("Sureway") and Victory Messenger Service, Inc., Richard Gold, Darobin Freight Forwarding Co., Inc.,("Darobin") and The Trust Created Under Paragraph Third of the Last Will and Testament of Charles Gold (the "Trust"), (collectively "Gold Wings"), whereby Sureway purchased all of the outstanding shares of the capital stock of Darobin and certain of the assets and liabilities of the other sellers. The purchase price was comprised of approximately $3.0 million in cash including estimated direct acquisition costs, $1,650,000 in a 7% subordinated note (the "Note") and 200,000 shares of CDL common stock at $3.875 per share. The Note is due April 16, 2001 with interest payable quarterly commencing April 1, 1999. The
Note is subordinate to all existing or future senior debt of CDL. In addition, a contingent earn out in the aggregate amount of up to $520,000 is payable based on the achievement of certain financial goals during the two year period following the closing. The earn out is payable 55% in cash and 45% in CDL common stock.

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

Any payments of the earnouts discussed above will increase the goodwill recorded for the acquisition of the applicable company. The amortization of any additional goodwill and the conversion of any of the convertible notes payable into common stock will negatively affect the Company's future earnings per share.

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



                                                               For the Year                  For the Year
                                                                  Ended                         Ended
                                                            December 31, 1999             December 31, 1998
                                                               (Unaudited)                   (Unaudited)
         Revenue                                                 $229,598                      $203,979
         Income from operations                                     7,889                         5,589
         Net income                                                $2,945                        $2,359

         Basic net income per share                                  $.41                          $.35
         Diluted net income per share                                $.37                          $.34


During 1998, the Company acquired four businesses in transactions accounted for as purchases. The total consideration paid in these transactions is contingent upon future activity and is estimated to aggregate $14.5 million, which consists of $8.0 million paid in cash and 206,185 shares of Common Stock at $3.44 per share. Of this amount $13.9 million has been assigned to the excess of purchase price over net assets of businesses acquired (goodwill) and other intangible assets. The purchase price was subsequently reduced by approximately $754,000 during 1999 due to actual revenue not reaching projected revenue as stipulated in the purchase agreements. Accordingly, goodwill and seller financed debt were reduced by this amount to reflect the reduction in the purchase price. Final determinations of the individual acquisition costs will be made by May 2003. The results of the acquired businesses have been reflected in the accompanying consolidated statements of operations since their respective acquisition dates.

(4)      DISCONTINUED OPERATIONS:

On December 31, 1997, the Company entered into an agreement providing for the sale of certain assets of its fulfillment and direct mail business. The selling price for the assets was $850,000 and is comprised of $125,000 in cash with the remainder in the form of a promissory note (the "Note Receivable"). The Note Receivable bore interest at the rate of 6% per annum, with interest only in monthly installments during 1998. Commencing February 1, 1999 the Note Receivable was to be paid in equal monthly installments of $14,016 including principal and interest through January 1, 2004. The Note Receivable was included in prepaid expenses in the amount of $117,000 and in security deposits in the amount of $608,000 at December 31, 1998 in the accompanying consolidated balance sheets. The purchaser has defaulted on the balance of the note and made or will make no payments since it ceased business in July 1999. The Company wrote off the remaining balance of approximately $662,000 during 1999.

Accordingly, the financial position, operating results and the gain on the disposition of the Company's fulfillment and direct mail business have been segregated from continuing operations and reclassified as a discontinued operation in the accompanying consolidated financial statements.

Results from the discontinued fulfillment and direct mail business for the year ended December 31, 1997 included $5,937 of Revenue, a loss from discontinued operations of $1,221 (net of an income tax benefit of $811) and a gain on the disposal of assets of $23 (net of an income tax provision of $15).

(5)      PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following (in thousands) -


                                                                                        December 31,
                                                                        ---------------------------------------------
                                                                               1999                      1998
                                                                        --------------------      -------------------
  Other receivables                                                             $976                      $478
  Prepaid supplies and equipment deposits                                        538                       146
  Prepaid insurance                                                            1,220                       151
  Prepaid rent                                                                    66                       119
  Prepaid income taxes                                                           470                         -
  Other                                                                          176                       210
                                                                        --------------------      -------------------
                                                                              $3,445                    $1,104
                                                                        ====================      ===================


(6)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following (in thousands) -

                                                                                                       December 31,
                                                                                              --------------------------------
                                                                             Useful Lives            1999              1998
                                                                             ------------     ---------------   --------------
           Transportation and warehouse equipment                              3-7 years            $8,314            $7,814
           Office equipment                                                    3-7 years             6,826             6,203
           Other equipment                                                     5-7 years               860             1,018
           Leasehold improvements                                             Lease period           1,498             1,516
                                                                                               ---------------   --------------
                                                                                                    17,498            16,551
           Less - accumulated depreciation and amortization                                        (10,874)           (9,921)
                                                                                               ---------------   --------------
                                                                                                    $6,624            $6,630
                                                                                               ===============   ==============

Leased equipment under capitalized leases (included above) consists of the following  (in thousands) -


                                                                                                   December 31,
                                                                                       --------------------------------
                                                                                             1999              1998
                                                                                       ----------------  --------------
       Equipment                                                                            $3,839            $3,635
       Less - accumulated amortization                                                      (2,506)           (1,835)
                                                                                       ----------------  --------------

                                                                                            $1,333            $1,800
                                                                                       ================  ==============

The Company  incurred  capital  lease  obligations  of $564,000 in 1999 for vehicles and  warehouse  equipment  and
$114,000 during 1998 for office equipment.


(7)      INTANGIBLE ASSETS:

Intangible assets (see Note 3) consist of the following (in thousands) -


                                                                                                        December 31,
                                                                                             -------------------------------
                                                                                                    1999            1998
                                                                            Useful Lives     ---------------  --------------
         Goodwill                                                            25 - 40 years       $27,911          $16,276
         Noncompete agreements                                                3 -  5 years           416              536
         Customer lists                                                       3 -  5 years           532              550
         Deferred financing costs and  other                                  3 -  7 years         1,332              161
                                                                                              ---------------  --------------
                                                                                                  30,191           17,523
                     Less - accumulated amortization                                             (2,259)           (1,032)
                                                                                              ---------------  --------------

                                                                                                $27,932           $16,491
                                                                                              ===============  ==============





(8)   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:


Accrued expenses and other current liabilities consist of the following  (in thousands) -

                                                                                        December 31,
                                                                                -------------------------------
                                                                                   1999            1998
                                                                                ---------------  --------------
       Payroll and related expenses                                              $4,113           $3,822
       Third party delivery costs                                                 2,817            1,605
       Insurance                                                                     73              561
       Professional fees                                                            332              393
       Interest                                                                     240              175
       Marketing                                                                     31              101
       Rent                                                                          75               50
       Other                                                                        455              564
                                                                                ---------------  --------------
                                                                                 $8,136           $7,271
                                                                                ===============  ==============




(9) SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings -
At December 31, 1999 and 1998, the Company had a line of credit agreement for $22.5 million. The Company's short-term borrowings on its line of credit for the years ended December 31 are as follows:

                                                    1999                1998                1997
                                                    ----                ----                ----
End of year balance                                $7,188             $13,577              $7,360
Maximum amount outstanding during the year         14,600              13,600              8,300
Average balance outstanding during the year         5,600               7,800              8,100
Weighted average borrowing cost during the year       9.8%                9.1%                9.4%



In November 1998, CDL and First Union Commercial Corporation ("First Union") modified an agreement entered into in July 1997, establishing a revolving credit facility (the "First Union Agreement"). The First Union Agreement increased the original credit facility from $15 million to $22.5 million, provided CDL with an equipment acquisition term loan facility of up to $2.5 million and modified other terms and conditions. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $22.5 million and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment and leasehold improvements and general intangibles of the Company and its subsidiaries. The First Union Agreement provides for both fixed and variable rate loans. Interest rates on fixed rate borrowings are based on LIBOR (which was 6.00% at December 31, 1999), plus 1.5% to 2%. Variable rate borrowings are based on First Union's prime lending rate (which was 8.25% at December 31, 1999), minus .25% to plus .25%. Based on eligible accounts receivable at December 31, 1999, $8.2 million of the credit facility and $2.5 million of the equipment acquisition term loan facility was available for future borrowings.

Under the terms of the First Union Agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions. The First Union Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At December 31, 1999 the Company was in compliance with all loan covenants.

Long-Term Debt -

         On January 29, 1999, the Company completed a $15 million private placement of senior subordinated notes and warrants with three financial institutions. The notes bear interest at 12% per annum and are subordinate to all senior debt including the Company's credit facility with First Union. Under the terms of the notes, the Company is required to maintain certain financial ratios and comply with other financial conditions for which the Company was in compliance as of December 31, 1999. The notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire on January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $1,265,000 as a credit to additional paid-in-capital and a debt discount on the senior subordinated notes. The Company used the proceeds to finance acquisitions and to reduce outstanding short-term borrowings.

Long-term debt consists of the following (in thousands) -


                                                                                      December 31,
                                                                                -----------------------------
                                                                                    1999            1998
                                                                                --------------  -------------
12% Senior Subordinated Notes, net of unamortized discount of $1.1 million        $13,900         $    -
10% and 8% Subordinated Convertible Debentures (a)                                    729            890
Capital  lease  obligations  due through  August 2001 with interest at rates
   ranging from 5.3% to 15.2% and secured by the related property.                  1,174          1,802
Seller-financed debt on acquisitions,  payable in annual and quarterly installments through August,  2003.  Interest is payable at rates ranging between 6% and 7% and one of the notes  requires  monthly  payments based on collected  revenues  through May 2003 with  interest  imputed at the
   rate of 9%.                                                                      9,187          5,859
Various  equipment  and  vehicle  notes  payable  to banks  and  finance companies due through  March 2003 with  interest  ranging from 8% to
   12.5% and secured by various assets of certain subsidiaries.                       369            818
Debt due to former owners,  their  relatives,  and employees of businesses acquired with weekly and quarterly  principal and interest  payments  through
   September  2001  together  with interest at rates ranging from 8% to 10%.           39            195
                                                                                --------------  -------------
                                                                                   25,398          9,564
Less - Current maturities                                                          (2,523)        (3,181)
                                                                                --------------  -------------

                                                                                  $22,875         $6,383
                                                                                ==============  =============


(a) In September 1995, the Company issued $2 million in the aggregate principal amount of its 8% Subordinated Convertible Debentures (the " 8% Debentures"). On April 1, 1998 the Company converted $740,000 of the $2 million of the 8% Debentures to 10% Subordinated Convertible Debentures (the "10% Debentures") and issued $150,000 of additional 10% Debentures. The remaining 8% Debentures, totaling $1.26 million were repaid in August 1998. On August 1, 1999, the 10% Debentures were further amended extending the maturity date to August 21, 2001 and reducing the conversion price to $5.00 per share. An additional $150,000 of 10% Debentures were issued at that time and $311,250 of 10% Debentures were repaid. The outstanding $728,750 of 10% Debentures are convertible into the Company's common stock at a conversion price of $5.00 per share, accrue interest at 10% per annum payable quarterly and mature on August 21, 2001. The 10% Debentures are redeemable, in whole or in part, without premium or penalty by the Company at any time on or after August 18, 2000 or by the holder at any time on or after August 21, 2000, and are classified as current.

The aggregate annual principal maturities of debt (excluding capital lease obligations) as of December 31, 1999 are as follows (in thousands) -


       2000                                                             $1,611
       2001                                                              4,991
       2002                                                              2,255
       2003                                                              1,467
       2004                                                             13,900
                                                                   -------------

      Total                                                            $24,224
                                                                   =============


The Company leases certain transportation and office equipment under capital lease agreements that expire at various dates. At December 31, 1999, minimum annual payments under capital leases, including interest, are as follows (in thousands) -



       2000                                                               $906
       2001                                                                194
       2002                                                                 74
                                                                      ----------
         Total minimum payments                                          1,174
       Less - Amounts representing interest                                (61)
                                                                      ----------
         Net minimum payments                                            1,113
       Less - Current portion of obligations under capital leases         (912)
                                                                      ----------

         Long-term portion of obligations under capital leases            $201
                                                                      ==========


(10)     EMPLOYEE BENEFIT PLANS:

The Company adopted a 401(k) retirement plan during 1996 and merged all of the existing subsidiary plans into the newly adopted plan. Substantially all employees are eligible to participate in the plan and are permitted to contribute between 1% and 20% of their annual salary. The Company has the right to make discretionary contributions that will be allocated to each eligible participant. The Company did not make discretionary contributions for the years ended December 31, 1999, 1998 and 1997.


(11)     INCOME TAXES:

Federal and state income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands) -



                                     1999                1998               1997
                                   --------            --------            -------
          Federal-
            Current                 $1,106               $797              $723
            Deferred                   488                300               (35)
          State                        301                319               200
                                   -------             --------           -------
                                    $1,895             $1,416              $888
                                   =========           ========           =======


The differences in Federal income taxes provided and the amounts determined by applying the Federal statutory tax rate (34%) to income (loss) from continuing operations before income taxes for the years ended December 31, 1999, 1998 and 1997, result from the following (in thousands) -


                                                                             1999                1998               1997
                                                                       ----------------    ----------------  ------------------
           Tax at statutory rate                                            $1,602              $1,267              $865
           Add (deduct) the effect of-
             State income taxes                                                199                 211               132
             Nondeductible expenses and other, net                              94                 (62)             (109)
                                                                       ----------------    ---------------    ----------------
             State income taxes                                             $1,895              $1,416              $888
                                                                       ================    ================  ==================


The components of deferred income tax assets and liabilities, are as follows (in thousands) -

                                                                                            December 31,
                                                                                 -----------------------------------
                                                                                      1999                1998
                                                                                 ----------------    ---------------
        Deferred income tax assets -
           Allowance for doubtful accounts                                            $782                $753
           Reserves and other, net                                                      94                 903
                                                                                 ----------------    ---------------
               Total deferred income tax assets                                       $876              $1,656
                                                                                 ================    ===============

        Deferred income tax liabilities -
           Trade receivables discount                                                $(341)              $(507)
           Accumulated depreciation and amortization                                  (338)               (391)
           Cash to accrual differences                                                (216)               (288)
           Other                                                                      (730)               (731)
                                                                            ----------------    ---------------
                                                                            ----------------    ---------------
               Total deferred income tax liabilities                               $(1,625)            ($1,917)
                                                                            ================    ===============
                Net deferred tax (liability) asset                                   $(749)              $(261)
                                                                            ================    ===============

(12)     REPORTABLE SEGMENTS:

CDL presently has two reportable segments: Air and Ground. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Separate management of each segment is required because each business unit is subject to different cost and delivery parameters. The Company has announced plans to re-align its business operations and is presently evaluating the effect if any, this change will have on its reportable segments.

                                                                 Air            Ground           Total
             Revenue from external customers
                1999                                                $66,056        $158,498        $224,564
                1998                                                 55,547         130,192         185,739
                1997                                                 56,545         114,957         171,502
             Intersegment revenue
                1999                                                    118           1,683           1,801
                1998                                                     71           1,568           1,639
                1997                                                    226           2,006           2,232
             Interest expense
                1999                                                    931           2,235           3,216
                1998                                                    373             873           1,246
                1997                                                    377             767           1,144
             Depreciation and amortization
                1999                                                    801           3,628           4,429
                1998                                                    556           2,565           3,121
                1997                                                    415           1,856           2,271
             Segment profit (loss)
                1999                                                    966           1,945           2,911
                1998                                                    497           1,814           2,311
                1997                                                     71           1,586           1,657
             Segment assets
                1999                                                 19,893          48,676          68,569
                1998                                                 11,489          40,599          52,088
                1997                                                 15,041          21,118          36,159
             Expenditures for segment assets
                1999                                                  1,120           1,303           2,423
                1998                                                    637           1,608           2,245
                1997                                                    281             910           1,191


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

Intersegment revenue results from the provision of ground service for the pick-up or delivery of packages for delivery to airports or from airports to customers. The Air division also provides delivery by air of time critical material for ultimate distribution by ground based drivers. Management evaluates the performance of each segment based on its overall contribution to the Company's net income after factoring in the allocation of interest as well as an intersegment charge of 2% of segment revenue for overall general and administrative expenses.

(13)     COMMITMENTS AND CONTINGENCIES:

 Operating Leases -

The Company leases its office and warehouse facilities under noncancellable operating leases, which expire at various dates through January 2004. The approximate minimum rental commitments of the Company, under existing agreements as of December 31, 1999, are as follows (in thousands) -

2000                                                                     $2,750
2001                                                                      2,377
2002                                                                      1,479
2003                                                                        651
2004                                                                        437

Rent expense related to operating leases amounted to approximately $13.8 million, $12.7 million and $13.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Three additional defendants were added by way of a second amended complaint on April 9, 1998. Securities and Mr. Brana have filed cross claims against each of these additional defendants and certain original defendants who had acted as insurance brokers for certain of the policies at issue. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in the amount of up to $500,000 or such greater amount as may be due for any defense costs or award arising out of this suit. Mr. Brana originally delivered 100,000 shares of CDL common stock to the Company as collateral for the note which was due on December 1, 2000. Because of the increased costs in defending the suit Mr. Brana delivered an additional 50,000 shares of CDL common stock to the Company and the Company agreed to extend the due date until December 1, 2002. In April 1999 a motion for summary judgement was filed and denied by the Court in December 1999. The plaintiff subsequently filed a Third Amended Complaint for breach of contract and additional claims for quantum meruit. The parties are presently participating in court-ordered non-binding mediation in an attempt to resolve this litigation which extends the time to respond to the Third Amended Complaint until thirty days after completion of the final mediation session, subject to the Court's approval. Mediation sessions are scheduled through March 2000. Due to the continuing legal costs in defending this suit, Mr. Brana has agreed to deliver 200,000 additional shares of CDL common stock to the Company on or before May 31, 2000. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the consolidated financial position or results of operations of the Company.

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

Sales Agency Agreements -

The  Company  has  entered  into  sales  agency   agreements  with   independent
contractors with varying terms to perform courier services on behalf of the Company. The independent contractors provide marketing and sales services and the Company provides the resources to perform courier services. In connection with these transactions the Company retains from the independent contractors a fee for services rendered of approximately 10% of revenues. The profit on these sales net of the Company's fees for its services are remitted back to the independent contractors as payment for marketing and sales services rendered. Sales agency charges totaled $3.4 million, $4.2 million and $4.7 million in 1999, 1998 and 1997, respectively.

Earn-Outs

Certain of the companies acquired by CDL are eligible to earn additional amounts, consisting of a combination of cash and notes payable, as adjustments to the purchase prices paid for those companies. At December 31, 1999, the
Company had recorded an accrual for the estimated earn-outs for Goldwings, Westwind and Skycab in the amounts of $520,000, $700,000 and $100,000, in connection with recording their respective acquisitions. Due to applicable targets not being met, the earnouts for Everready Express and Manteca Enterprises were reduced by $242,000 and $679,000, respectively. The Company recorded an increase in purchase price for a settlement reached in connection with the acquisition of Metro Courier in the amount of $167,000.

(14)     Stock Option Plans:

         The Company has two stock option plans under which employees and independent directors may be granted options to purchase shares of Company Common Stock at or above the fair market value at the date of grant.
Options generally vest in one to four years and expire in 10 years.

Employee Stock compensation Program -

         In September 1995, the Board of Directors adopted, and the stockholders of the Company approved the Company's Employee Stock Compensation Program (the "Employee Stock Compensation Program"). The Employee Stock Compensation Program authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to key employees of the Company, including those employees serving as officers or directors of the Company. The Company initially reserved 1,400,000 shares of Common Stock for issuance in connection with the Employee Stock Compensation Program. In June 1998 the Board of Directors adopted and the stockholders of the Company approved an additional 500,000 shares for issuance under the Employee Stock Compensation Program. The Employee Stock Compensation Program is administered by a committee of the Board of Directors (the "Administrators") made up of directors who are disinterested persons. Options and awards granted under the Employee Stock Compensation Program will have an exercise or payment price as established by the Administrators provided that the exercise price of incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. Unless otherwise specified by the Administrators, options and awards will vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant.

1995 Stock Option Plan for Independent Directors -

         In September 1995, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1995 Stock Option Plan for Independent Directors (the "Director Plan"). The Director Plan authorizes the granting of non-qualified stock options to non-employee directors of the Company. The Company has reserved 100,000 shares of Common Stock for issuance in connection with the Director Plan. The Director Plan is administered by a committee of the Board of Directors (the "Committee"), none of whom will be eligible to participate in the Director Plan. The Director Plan provided for an initial grant of an option to purchase 1,500 shares of Common Stock upon election as a director of the Company, a second option to purchase 1,000 shares of Common Stock upon the one-year anniversary of such director's election and subsequent annual options for 500 shares of Common Stock upon the anniversary of each year of service as a director. In June of 1998 the stockholders of the Company approved amendments to the Director Plan. The amendments replaced the annual stock option grants of the original plan with quarterly grants of 1,250 shares of stock options on the first trading day of each fiscal quarter commencing on October 1, 1997. In August of 1998 and February of 1999, the Committee approved further amendments to the Plan. These amendments replaced the time period to exercise vested options after a participating director has served as a director for a period of three consecutive years or more. The Director Plan was amended to provide that in the event any holder, who has served as a director for three or more consecutive years, shall cease to be a director for any reason, including removal with or without cause or death or disability, all options (to the extent exercisable at the termination of the director's service) shall remain exercisable by the holder or his lawful heirs, executors or administrators until the expiration of the ten year period following the date such options were granted.

Information regarding the Company's stock option plans is summarized below:


                                                                                               Weighted
                                                                        Number                 Average
                                                                          Of                   Exercise
                                                                        Shares                  Price
                                                                   ------------------      -----------------
   Shares under option:
     Outstanding at  December 31, 1996                                    562,568              $11.36

       Granted                                                            444,928               $3.85
       Exercised                                                                -                 -
       Canceled                                                           (99,373)             $10.15
                                                                   ------------------

     Outstanding at  December 31, 1997                                    908,123              $ 7.80

       Granted                                                            302,203              $ 2.85
       Exercised                                                                -                 -
       Canceled                                                           (56,011)             $11.81
                                                                   ------------------

     Outstanding at December 31, 1998                                   1,154,315              $ 6.34

       Granted                                                            381,229              $ 3.15
       Exercised                                                                -                  -
       Canceled                                                           (75,225)             $ 8.92
                                                                   ------------------

     Outstanding at December 31, 1999                                   1,460,319               $5.33
                                                                   ==================
   Options exercisable at:
     December 31, 1997                                                    576,592               $7.33
                                                                   ==================      =================
     December 31, 1998                                                    915,378               $6.35
                                                                   ==================      =================
     December 31, 1999                                                  1,099,297               $6.08
                                                                   ==================      =================

At December 31, 1999, options available for grant under the Employee Stock Compensation Plan and the Director Plan total 479,681 and 60,000, respectively.

The following summarizes information about option groups outstanding and exercisable at December 31, 1999:


                                       Outstanding Options                                Exercisable Options
                      -------------------------------------------------------     ------------------------------------
                           Number                                                      Number
                         Outstanding           Weighted           Weighted           Exercisable           Weighted
    Range of                As of               Average           Average               as of              Average
    Exercise            December 31,           Remaining          Exercise          December 31,           Exercise
     Prices                 1999                 Life              Price                1999                Price
------------------    ------------------    ----------------    -------------     ------------------     -------------
  $2.31 - $4.75           1,020,381              8.20               $3.01             659,359                $2.99
  $4.88 - $7.88             150,000              7.30               $6.25             150,000                $6.25
     $13.00                 289,938              5.28              $13.00             289,938               $13.00
------------------    ------------------    ----------------    -------------     ------------------     -------------

The Company adopted the provisions of SFAS 123 and has chosen to continue to account for stock-based compensation using the intrinsic value method.
Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income (loss) and earnings (loss) per share is required, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997.


                                                                1999                1998                1997
                                                             -----------        ----------         ----------
Weighted average fair value                                    $2.33               $2.25              $1.50
Risk-free interest rate                                         6.00%               5.10%              5.60%
Volatility factor                                                 76%                 99%                55%
Expected life                                                  7 years            5.5 years           5 years
Dividend Yield                                                   None                None               None
                                                           -------------        -----------        -----------


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and income (loss) per share were as follows (in thousands except per share data):


                                                                1999                1998             1997
                                                           ---------------     ---------------   ------------
  Net income (loss) - as reported                              $2,911              $2,311            $459
  Net income (loss) - pro forma                                 2,494               1,812            (295)
  Basic income (loss) per share :
  - As reported                                                   .40                 .35             .07
  - Pro forma                                                     .35                 .27            (.04)
  Diluted income (loss) per share :
  - As reported                                                   .37                 .34             .07
  - Pro forma                                                     .32                 .26            (.04)



(15)     EMPLOYEE STOCK PURCHASE PLAN

Effective April 1, 1998, CDL adopted an Employee Stock Purchase Plan (the "Employee Purchase Plan") which was amended in 1999. The Employee Purchase Plan permits eligible employees to purchase CDL common stock at 85% of the closing market price on the last day prior to the commencement or the end of the purchase period. The Employee Purchase Plan provides for the purchase of up to 500,000 shares of common stock. During 1999, 73,172 shares were issued under the Employee Purchase Plan.

(16)     SHAREHOLDER PROTECTION RIGHTS AGREEMENT

 On December 27, 1999, the Board of Directors of the Company announced the declaration of a dividend of one right (a "Right") for each outstanding share of Common Stock, of the Company held of record at the close of business on January 6, 2000, or issued thereafter and prior to the time at which they separate from the Common Stock and thereafter pursuant to options and convertible securities outstanding at the time they separate from the Common Stock. The Rights were issued pursuant to a Stockholder Protection Rights Agreement, dated as of December 27, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Each Right entitles its registered holder to purchase from the Company, after the Separation Time, one one-hundredth of a share of Participating Preferred Stock, par value $0.01 per share, for $27.00 (the "Exercise Price"), subject to adjustment. The holders of Rights will, solely by reason of their ownership of Rights, have no rights as stockholders of the Company, including, without limitation, the right to vote or to receive dividends.

The Rights will separate from the Common Stock if any person or group (subject to certain exceptions) becomes the beneficial owner of fifteen percent or more of the Common Stock or any person or group (subject to certain exceptions) makes a tender or exchange offer that would result in that person or group beneficially owning fifteen percent or more of the Common Stock. Upon separation of the Rights from the Common Stock, each Right (other than Rights beneficially owned by the acquiring person or group, which Rights shall become void) will constitute the right to purchase from the Company that number of shares of Common Stock of the Company having a market price equal to twice the Exercise Price for an amount equal to the Exercise Price. In addition, if a person or group who has acquired beneficial ownership of fifteen percent or more of the Common Stock controls the board of directors of the Company and the Company engages in certain business combinations or asset sales, then the holders of the Rights (other than the acquiring person or group) will have the right to purchase common stock of the acquiring company having a market value equal to two times the Exercise Price.

In certain circumstances, the board of directors may elect to exchange all of the then outstanding Rights (other than Rights beneficially owned by the acquiring person or group, which Rights become void) for shares of Common Stock at an exchange ratio of one share of Common Stock per Right, appropriately adjusted to reflect certain changes in the capital stock of the Company. In addition, the board of directors may, prior to separation from the Common Stock, redeem all (but not less than all) the then outstanding Rights at a price of $.01 per Right. Unless redeemed, exchanged or amended on an earlier date, the Rights will expire on the tenth anniversary of the record date.

(17)     RELATED PARTY TRANSACTIONS:

Leasing Transactions -

Certain subsidiaries of the Company paid approximately $365,000, $530,000 and $905,000 for the years ended December 31, 1999, 1998 and 1997, respectively, in rent to certain directors, stockholders or Companies owned and controlled by directors or stockholders of the Company. Rent is paid for office, warehouse facilities and transportation equipment.

Receivable from Shareholder

In connection with his indemnification to CDL under the terms of CDL's acquisition of Securities Courier Corporation ("Securities"), Mr. Vincent Brana has entered into a settlement agreement and executed a promissory note in the amount of $500,000 or such greater amount as may be due under the settlement agreement. The Company has agreed to advance certain legal fees and expenses related to certain litigation involving Securities, for which Mr. Brana has indemnified CDL. At December 31, 1999 and 1998 the Company had a receivable due from Mr. Brana totaling $1,315,000 and $599,000, respectively which is included in Other Assets in the accompanying Consolidated Balance Sheet. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. The Company holds 150,000 shares of common stock as security for the Note and Mr. Brana has pledged an additional 200,000 shares of common stock to be delivered to the Company on, or before May 31, 2000.

Administrative Fees and Other -

In connection with the Merger discussed in Note 1, stockholders of the acquired businesses entered into five-year covenants-not-to-compete agreements with the Company. Additionally, certain of the stockholders received employment contracts which are all due to expire in November 2000.

The Company incurred sales commissions and consulting fees of $1.4 million in 1999, $1.9 million in 1998 and $1.3 million in 1997 to companies affiliated through common ownership with directors or stockholders of the Company or to former employees of the Company or its subsidiaries. As of December 31, 1999 and 1998, accrued expenses and other current liabilities included approximately $185,000 and $168,000, respectively of sales commissions due to related parties. See also Note 18 for restructuring charges to related parties.

(18)     SALE OF SUBSIDIARY:

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

(19)   RESTRUCTURING CHARGE:

During the fourth quarter of 1996, the Company recognized the impact of several non-recurring charges totaling $1.4 million . The restructuring charge included salary and contract settlements, abandonment of operating leases and other costs associated with management headcount reduction and other consolidation issues. At December 31, 1999, $68,750 was included in other liabilities payable to a former director and stockholder of the Company or its subsidiaries. At December 31, 1998, $275,000 was included in accrued expenses and $69,000 was included in other liabilities payable to a former director and stockholder of the Company or its subsidiaries.

(20)   SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest and income taxes for the years ended December 31, 1999, 1998 and 1997 was as follows (in thousands) -

                                       1999               1998            1997
                                     --------           -------          -------
  Interest                           $3,151              $1,246          $1,024
  Income taxes                       $2,752                 778             245
                                     --------           --------         -------


Supplemental schedule of noncash financing activities for the years ended December 31, 1999, 1998 and 1997 was as follows (in thousands) -


                                                   1999              1998            1997

 Capital lease obligations incurred                $564              $114          $2,700
 Seller financed debt related to purchase
   of businesses                                  3,533             5,670              50
 Debt and capital leases assumed in
   connection with acquisitions                   1,779             1,699               -
 Issuance of common stock in connection
   with purchases of businesses                     401               644              25
 Adjustment of purchase price for businesses
   previously acquired                              660               259             357
 Note receivable issued in connection with disposal
   of assets of discontinued operations              -                 -              725


(21)   SUBSEQUENT EVENTS:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Company

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1999 Annual Meeting of Stockholders, except for certain information relating to the Company's executive officers which is provided below.

Executive Officers

         Information with respect to the Executive Officers of the Company is set forth under the caption "Executive Management" contained in Part 1, Item 1 of this report and are incorporated herein by reference.

Item 11.  Executive Compensation

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2000 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2000 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2000 Annual Meeting of Stockholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1)  Financial Statements

       See Item 8. Financial Statements and Supplementary Data.

(a)(2)  Financial Statement Schedules

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                           Page
CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES:
   Schedule II - Consolidated Valuation and Qualifying Accounts -
    For the years ended December 31, 1999, 1998, and 1997...................S-1

         All other schedules called for by Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.


(a)(3)  Exhibits

         The Exhibits listed in (c) below are filed herewith.

(b) Exhibits

       Exhibit                         Description
       Number

          3.1 Second Restated Certificate of Incorporation of Consolidated Delivery & Logistics, Inc. (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

          3.2  Amended  and  Restated   By-laws  of   Consolidated   Delivery  &
               Logistics, Inc. amended through November 6, 1997

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

          4.3 Consolidated Delivery & Logistics, Inc. Shareholder Protection Rights Agreement (filed as Exhibit 4.1 to the Company's Form 8-K dated December 27, 1999 and incorporated herein by reference)

          10.1 Consolidated Delivery & Logistics, Inc. Employee Stock Compensation Program (filed as Exhibit 10.1 to the Company's
               Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

          10.2 Consolidated Delivery & Logistics, Inc. 1995 Stock Option Plan for Independent Directors as amended and restated through March 31, 1999(filed as Exhibit A to the Company's 1999 Proxy Statement and incorporated herein by reference).

          10.3 Loan and Security Agreement, dated July 14, 1997 By and Between First Union Commercial Corporation and Consolidated Delivery & Logistics, Inc. and Subsidiaries (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and incorporated herein by reference).

          10.4 Employment Agreement, dated as of September 8, 1995, with William
               T. Brannan (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

          10.5 Amendment to Loan and Security Agreement, dated September 30, 1997 By and Between First Union Commercial Corporation and
               Consolidated Delivery & Logistics, Inc. and Subsidiaries (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 and incorporated herein by reference).

          10.6 Employment Agreement, dated as of September 15, 1995, with Michael Brooks (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

          10.7 Employment Agreement, dated as of September 15, 1995, with Jeremy Weinstein (filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

          10.8 Employment Agreement, dated as of September 15, 1995, with Randy Catlin (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

          10.9 Senior Subordinated Loan Agreement dated as of January 29, 1999 with Paribas Capital Funding, LLC, Exeter Venture Lenders, L.P. and Exeter Capital Partners IV, L.P., (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K/A and incorporated herein by reference)

          10.10 Warrant Agreement dated as of January 29, 1999 with Paribas Capital Funding, LLC, Exeter Venture Lenders, L.P. and Exeter Capital Partners IV, L.P. (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K/A filed on July 23, 1999 and incorporated herein by reference)

          10.11 Employment Agreement dated as of January 5, 2000 with Albert W. Van Ness, Jr.

          11.1  Statement Regarding Computation of Net Income (Loss) Per Share.

          21.1  List of subsidiaries of Consolidated Delivery & Logistics, Inc.

          23.1  Consent of Independent Public Accountants

          25.1  Power of Attorney

          27.1  Financial Data Schedule (for electronic submission only)

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000.

                                       CONSOLIDATED DELIVERY & LOGISTICS, INC.


                                         By:    /s/Russell J. Reardon
                                               Russell J. Reardon
                                               Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2000.


            Signature                                             Capacity

        /s/ Albert W. Van Ness, Jr.                  Chairman of the Board,  Chief  Executive  Officer  (Principal
            Albert W. Van Ness, Jr.                  Executive Officer) and Director

       /s/  William T. Brannan *                     President, Chief Operating Officer and Director
            William T. Brannan

       /s/  Russell J. Reardon *                     Vice President,  Chief Financial Officer (Principal Financial
            Russell J. Reardon                       and Accounting Officer)

       /s/  Michael Brooks *                         Director
            Michael Brooks

       /s/  Randall Catlin *                         Director
            Randall Catlin

       /s/  Jon F. Hanson *                          Director
            Jon F. Hanson

       /s/  John Simourian *                         Director
            John Simourian

       /s/  Marilu Marshall *                        Director
            Marilu Marshall

       /s/  Thomas E. Durkin *                       Director
            Thomas E. Durkin

       /s/  John S. Wehrle *                         Director
            John S. Wehrle



*By: ___/s/ Albert W. Van Ness, Jr.
         Albert W. Van Ness, Jr.,
         Attorney-in-Fact


                                                                     Schedule II

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                         Balance            Charged                                               Balance
                                            at             To Costs        Write-offs                              at End
                                        Beginning             And            Net of                                  of
          Description                   of Period          Expenses         Recoveries          Other (a)          Period

For the year ended
   December 31, 1999 -
   Allowance for doubtful
   Accounts                              $1,865              $ 973              $(899)                -              $1,939
                                     ================    ==============    ================    ==============    ==============

For the year ended
   December 31, 1998 -
   Allowance for doubtful
   Accounts                              $1,433             $1,151              $(873)              $154             $1,865
                                     ================    ==============    ================    ==============    ==============

For the year ended
   December 31, 1997 -
   Allowance for doubtful
   Accounts                              $1,598             $1,117            ($1,282)               -               $1,433
                                     ================    ==============    ================    ==============    ==============


(a) Represents allowance for doubtful accounts of acquired companies.



 The accompanying notes to consolidated financial statements are an integral part of this schedule.


                                INDEX TO EXHIBITS

         Exhibits                                                          Page

          3.2       Amended and Restated  By-Laws of Consolidated
                    Delivery & Logistics,  Inc.  through November
                    6, 1997.                                                2

          10.11     Employment  Agreement  dated  January 5, 2000
                    with Albert W. Van Ness, Jr.                           16

          11.1      Statement Regarding Computation of Net Income
                    (Loss) Per Share                                       28

          21.1      List of Subsidiaries of Consolidated Delivery
                    & Logistics, Inc.                                      30

          23.1      Consent of Independent Public Accountants              31

          25.1      Power of Attorney                                      32

          27.1      Financial   Data  Schedule  (for   electronic
                    submission only)                                       33