Form 10-Q
period 2000-03-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 2000-05-15
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from_______________to____________


Commission File Number:    0-26954


                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
             (Exact name of Registrant as specified in its charter)


         Delaware                                           22-3350958
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)



80 Wesley Street                                             07606
South Hackensack, New Jersey                               (Zip Code)
(Address of principal executive offices)

               (201) 487-7740
(Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----   ----

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of May 5, 2000 was 7,353,458.

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                          Page
                                                                                                          ----
Part I - Financial Information (unaudited)

         Item 1 - Financial Statements

              Consolidated Delivery & Logistics, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of March 31, 2000, and
                           December 31, 1999                                                                3
                  Condensed Consolidated Statements of Operations for the Three Months
                           Ended March 31, 2000 and 1999                                                    4
                  Condensed Consolidated Statements of Cash Flows for the Three Months
                           Ended March 31, 2000 and 1999                                                    5

                  Notes to Condensed Consolidated Financial Statements                                      6

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                               of Operations                                                                9

Part II - Other Information

         Item 1 - Legal Proceedings                                                                        12

         Item 6 - Exhibits and Reports on Form 8-K                                                         13

Signature                                                                                                  14


            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands except share information)

                                                                     March 31,           December 31,
                                                                        2000                 1999
                                                                    -----------          ------------
                                                                    (Unaudited)            (Note 1)
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $602                  $339
  Accounts receivable, net                                            28,066                27,560
  Prepaid expenses and other current assets                            3,029                 4,321
                                                                     -------               -------
    Total current assets                                              31,697                32,220

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                              6,140                 6,624
INTANGIBLE ASSETS, net                                                27,515                27,932
OTHER ASSETS                                                           2,103                 2,010
                                                                     -------               -------
    Total assets                                                     $67,455               $68,786
                                                                     =======               =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                               $8,605                $7,188
  Current maturities of long-term debt                                 2,088                 2,513
  Accounts payable and accrued liabilities                            15,773                16,530
                                                                     -------               -------
    Total current liabilities                                         26,466                26,231

LONG-TERM DEBT                                                        22,760                22,885
OTHER LONG-TERM LIABILITIES                                            1,970                 2,301
                                                                     -------               -------
    Total liabilities                                                 51,196                51,417
                                                                     -------               -------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                            -                     -
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 7,382,825 shares issued and 7,353,458 shares
   outstanding at March 31, 2000 and December 31, 1999.                    7                     7
 Additional paid-in capital                                           12,721                12,721
 Treasury stock, 29,367 shares at cost                                  (162)                 (162)
 Retained earnings                                                     3,693                 4,803
                                                                     -------               -------
    Total stockholders' equity                                        16,259                17,369
                                                                     -------               -------
    Total liabilities and stockholders' equity                       $67,455               $68,786
                                                                     =======               =======



     See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                           --------------------------
                                                                             2000               1999
                                                                           --------           -------
Revenue                                                                     $60,002           $51,307

Cost of revenue                                                              46,860            39,554
                                                                            -------           -------
  Gross profit                                                               13,142            11,753

Selling, general, and administrative expenses                                13,019             9,755
Depreciation and amortization                                                 1,135             1,019
                                                                            -------           -------
  Operating income (loss)                                                    (1,012)              979

Other (income) expense:
  Interest expense                                                              884               647
  Other income, net                                                             (46)             (234)
                                                                            -------           -------
Income (loss) before provision for income taxes                              (1,850)              566

Provision for (reduction in) income taxes                                      (740)              224
                                                                            -------           -------
  Net income (loss)                                                         $(1,110)             $342
                                                                            =======           =======
Net income (loss) per share:
  Basic                                                                     $  (.15)             $.05
                                                                            =======           =======
  Diluted                                                                   $  (.15)             $.05
                                                                            =======           =======
Basic weighted average common shares outstanding                              7,353             6,939
                                                                            =======           =======
Diluted weighted average common shares outstanding                            7,353             7,447
                                                                            =======           =======



     See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                                      March 31,
                                                                              ----------------------------
                                                                                2000               1999
                                                                              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $(1,110)              $342
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
    Gain on disposal of equipment and leasehold improvements                       (8)               (31)
    Depreciation and amortization                                               1,135              1,019
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                 (506)             1,124
        Prepaid expenses and other current assets                               1,292             (2,653)
        Other assets                                                              (29)              (216)
      Increase (decrease) in -
        Accounts payable and accrued liabilities                                 (757)             3,537
        Other long-term liabilities                                              (331)               (77)
                                                                              -------            -------
          Net cash provided by (used in) operating activities                    (314)             3,045
                                                                              -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                       28                166
  Purchase of business, net of cash acquired                                        -             (3,180)
  Additions to equipment and leasehold improvements                              (318)              (707)
                                                                              -------            -------
          Net cash used in investing activities                                  (290)            (3,721)
                                                                              -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings (repayments), net                                       1,417            (12,325)
  Borrowing (repayments) of long-term debt, net                                  (550)            13,886
  Issuance of stock warrants in connection with long-term financing                 -                885
  Deferred financing costs                                                          -             (1,002)
                                                                              -------            -------
          Net cash provided by  financing activities                              867              1,444
                                                                              -------            -------

          Net increase in cash and cash equivalents                               263                768

CASH AND CASH EQUIVALENTS, beginning of period                                    339                295
                                                                              -------            -------

CASH AND CASH EQUIVALENTS, end of period                                      $   602            $ 1,063
                                                                              =======            =======


     See accompanying notes to condensed consolidated financial statements.

            CONSOLIDATED DELIVERY & LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

(2)      LONG-TERM DEBT:

         On January 29, 1999, the Company completed a $15 million private placement of senior subordinated notes and warrants with three financial institutions. The notes bear interest at 12% per annum and are subordinate to all senior debt including the Company's credit facility with First Union Commercial Corporation. Under the terms of the notes, the Company is required to maintain certain financial ratios and comply with other financial conditions for which the Company is in compliance as of March 31, 2000. The notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants as a credit to additional paid-in-capital and a debt discount on the senior subordinated notes. The Company used the proceeds to finance acquisitions and for general working capital purposes.

 (3)     REPORTABLE SEGMENTS:

         CDL has two reportable segments: Air and Ground. Separate management of each segment is required because each business unit is subject to different cost and delivery parameters. Segment information for the three months ending March 31, 2000 and 1999 is as follows (in thousands).

                                                                 Air          Ground       Total
                                                               -------       -------      -------
         Revenue from external customers
                   2000                                        $17,058       $42,944      $60,002
                   1999                                        $15,023       $36,284      $51,307
         Intersegment revenue
                   2000                                            118           662          780
                   1999                                             13           348          361
         Interest Expense
                   2000                                            251           633          884
                   1999                                            189           458          647
         Depreciation and Amortization
                   2000                                            210           925        1,135
                   1999                                            205           814        1,019
         Segment profit
                   2000                                             16        (1,126)      (1,110)
                   1999                                             48           294          342
         Segment Assets
                   March 31, 2000                               20,381        47,074       67,455
                   December 31, 1999                            19,893        48,893       68,786
         Expenditures for segment assets
                   2000                                            156           162          318
                   1999                                            423           284          707

(4)      LITIGATION:

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Three additional defendants were added by way of a second amended complaint on April 9, 1998. Securities and Mr. Brana have filed cross claims against each of these additional defendants and certain original defendants who had acted as insurance brokers for certain of the policies at issue. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in the amount of up to $500,000 or such greater amount as may be due for any defense costs or award arising out of this suit. Mr. Brana originally delivered 100,000 shares of CDL common stock to the Company as collateral for the note that was due on December 1, 2000. Because of the increased costs in defending the suit Mr. Brana delivered an additional 50,000 shares of CDL common stock to the Company and the Company agreed to extend the due date until December 1, 2002. In April 1999 a motion for summary judgement was filed and denied by the Court in December 1999. The plaintiff subsequently filed a Third Amended Complaint for breach of contract and additional claims for quantum meruit. The parties are presently participating in court-ordered non-binding mediation in an attempt to resolve this litigation which extends the time to respond to the Third Amended Complaint until thirty days after completion of the final mediation session, subject to the Court's approval. Mediation efforts continue at this time. Due to the continuing legal costs in defending this suit, Mr. Brana has agreed to deliver 200,000 additional shares of CDL common stock to the Company on or before May 31, 2000. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the consolidated financial position or results of operations of the Company.

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

(5)      INCOME (LOSS) PER SHARE:

         Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable, however, because of the Company's net loss for the three months ended March 31, 2000, shares represented by 118,463 Stock Options, 506,094 Warrants and 5,744 Employee Stock Purchase Plan shares would be anti-dilutive and therefore are not presented for the current period.

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:


                                                                  Three Months Ended March 31,
                                                                ------------------------------
                                                                  2000                1999
                                                                ---------           ---------
         Basic weighted average common
           shares oustanding                                    7,353,458           6,939,258
         Effect of dilutive securities:
           Stock options                                                -             157,376
           Warrants                                                     -             348,651
           ESPP                                                         -               1,833
                                                                ---------           ---------
         Diluted weighted average common
           shares outstanding                                   7,353,458           7,447,118
                                                                =========           =========

         The following common stock equivalents were excluded from the computation of diluted earnings per share because the exercise or conversion price was greater than the average market price of common shares:

                                                                  2000                1999
                                                                ---------           ---------
         Stock options                                           667,813              563,125
         Subordinated convertible debentures                     145,750              161,818
         Seller financed convertible notes                       593,332              685,470


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

         Disclosure Regarding Forward-Looking Statements

         The Company is provided a "safe harbor" for forward-looking statements contained in this report by the Private Securities Litigation Reform Act of 1995. The Company may discuss forward-looking information in this report such as its expectations for future business development, cost reduction programs, product-based operating structures, revenue growth, fuel, insurance and labor cost controls, and software and website/internet development, as well as, its liquidity and capital needs and its future prospects. These forward-looking statements involve certain risks and uncertainties that may cause the actual events or results to differ materially from those indicated by such forward-looking statements. Potential risks and uncertainties include without limitation the risk that the Company will be unable to continue growing revenue internally, or that the Company's cost reduction programs will fail to prevent further erosion of its profit margins or cause loss of key personnel, or that the Company's industry-based strategic re-positioning will fail to generate revenue growth, profitability, operating efficiencies or improved service levels, or that the Company will be unable to reduce its fuel, labor and insurance costs, or that the Company will be unable to develop in an economic manner commercially accepted software and website capabilities for its customers, or that the Company will be unable to achieve the other cost savings or additional profits for the second and forward quarters contemplated by the Company's business management strategy or other risks specified in the Company's SEC filings.

RESULTS OF OPERATIONS

Income and Expense as a Percentage of Revenue


                                                                  For the Three Months Ended
                                                                           March 31,
                                                                     2000            1999
                                                                    ------          ------
         Revenue                                                    100.0%          100.0%

         Gross profit                                                21.9%           22.9%

         Selling, general, and administrative expenses               21.7%           19.0%
         Depreciation and amortization                                1.9%            2.0%

         Operating income (loss)                                     (1.7)%           1.9%

         Net income (loss)                                           (1.9)%            .7%


         Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999.

         Revenue increased 16.9% from $51.3 million for the first quarter of 1999 to $60.0 million for the first quarter of 2000. Ground delivery revenue grew by 18.3% to $42.9 million and air courier revenue grew 13.7% to $17.1 million for the first quarter of 2000 compared to the same period in 1999. Revenue from acquisitions contributed $2.3 million and $2.6 million to the ground and air courier revenue increases, respectively.

         Cost of revenue increased by $7.3 million, or 18.5%, to $46.9 million for the first quarter of 2000 as compared to the same 1999 period. Stated as a percentage of revenue, cost of revenue increased by 1.0% for the first quarter ended March 31, 2000 to 78.1% as compared to 77.1% for the same period in 1999. The variance is due to increased labor and vehicle operating costs, partially offset by a reclassification of $0.5 million in certain salaries to selling, general, and administration ("SG&A") expense. The increased labor cost is attributable to the tight labor market for reliable employees and sub-contractors.

         SG&A expense increased by $3.2 million, or 33.5%, to $13.0 million for the three months ended March 31, 2000 as compared to the same period in 1999. Stated as a percentage of revenue, SG&A increased to 21.7% for the three months ended March 31, 2000 as compared to 19.0% for the same period in 1999. In addition to the $0.5 reclassification from cost of revenue, the variance is primarily attributable to increased staffing and related expenses, the administrative expenses of the companies acquired in 1999, bad debt expense recorded as a result of a previous customer filing for bankruptcy protection, and increased consulting expenses.

         Depreciation and amortization increased $116,000 to $1.1 million for the first quarter of 2000 compared to $1.0 million for the first quarter of 1999, primarily reflecting an increase in goodwill amortization expense as a result of the Company's acquisitions in 1999.

         As a result of the factors discussed above, operating income decreased by $2.0 million to a loss of $1.0 million for the three months ended March 31, 2000 as compared to income of $1.0 million for the same period in 1999.

         Net other income decreased by $188,000 to $46,000 for the first quarter of 2000. The first quarter 1999 included $150,000 in other income related to the previous sale of a business. Interest expense increased by $237,000 for the first quarter of 2000 due primarily to increased borrowings.

         Net income after tax decreased by $1,452,000 to a loss of $1,110,000 for the three months ended March 31, 2000 as compared to income of $342,000 for the same period in 1999 for the reasons discussed above.

         Liquidity and Capital Resources

         Working capital decreased from $6.0 million as December 31, 1999 to $5.2 million as of March 31, 2000, a decrease of $0.8 million reflecting a general decrease in the Company's prepaid expenses and other current assets. Cash and cash equivalents increased from $0.3 million to $0.6 million. Cash was provided from financing activities (an increase in the Company's borrowings on its line of credit offset by repayments of long-term debt) and used in operations (primarily as a result of the net loss for the period) as well as to finance acquisitions of equipment and leasehold improvements. Capital expenditures amounted to $0.3 million and $0.7 million for the first quarter of 2000 and 1999, respectively. These expenditures primarily upgraded Company computer system capability and maintained Company facilities in the ordinary course of business. As of March 31, 2000 the Company had available $7.3 million under is revolving credit facility.

         Management believes that cash flows generated from operations, together with its borrowing capacity, are sufficient to support the Company's operations and general business and liquidity requirements for the foreseeable future.

         Inflation

         Other than the described effects of fuel increases and labor costs, inflation has not had a material impact on the Company's results of operations for the past three years.

         Quantitative and Qualitative Disclosures About Market Risk.

         CDL's major "market risk" exposure is the effect of changing interest rates. CDL manages its interest expense by using a combination of fixed and variable rate debt. At March 31, 2000, the Company's debt consisted of approximately $24.8 million of fixed rate debt with a weighted average interest rate of 10.4% and $8.6 million of variable rate debt with a weighted average interest rate of 9.3% The amount of variable rate debt fluctuates during the year based on CDL's cash requirements. If interest rates on such variable rate debt were to increase by 85 basis points (one-tenth of the rate at March 31, 2000), the net impact to the Company's results of operations and cash flows would be a decrease of approximately $67,000.

                           Part II - OTHER INFORMATION


Item 1 - Legal Proceedings.

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Three additional defendants were added by way of a second amended complaint on April 9, 1998. Securities and Mr. Brana have filed cross claims against each of these additional defendants and certain original defendants who had acted as insurance brokers for certain of the policies at issue. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in the amount of up to $500,000 or such greater amount as may be due for any defense costs or award arising out of this suit. Mr. Brana originally delivered 100,000 shares of CDL common stock to the Company as collateral for the note that was due on December 1, 2000. Because of the increased costs in defending the suit Mr. Brana delivered an additional 50,000 shares of CDL common stock to the Company and the Company agreed to extend the due date until December 1, 2002. In April 1999 a motion for summary judgement was filed and denied by the Court in December 1999. The plaintiff subsequently filed a Third Amended Complaint for breach of contract and additional claims for quantum meruit. The parties are presently participating in court-ordered non-binding mediation in an attempt to resolve this litigation which extends the time to respond to the Third Amended Complaint until thirty days after completion of the final mediation session, subject to the Court's approval. Mediation continues at this time. Due to the continuing legal costs in defending this suit, Mr. Brana has agreed to deliver 200,000 additional shares of CDL common stock to the Company on or before May 31, 2000. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the consolidated financial position or results of operations of the Company.

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



Dated: May 15, 2000                      CONSOLIDATED DELIVERY & LOGISTICS, INC.




                                         By:  \s\ Russell J. Reardon
                                              -------------------------
                                              Russell J. Reardon
                                              Vice President and
                                              Chief Financial Officer