Form 10-Q
period 2000-06-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 2000-08-21
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 For the quarterly period ended June 30, 2000 or
                                               -------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the transition period from _________ to_________


Commission File Number:    0-26954
                           -------

                                   CD&L, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                    22-3350958
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



      80 Wesley Street
South Hackensack, New Jersey                               07606
----------------------------                             ----------
   (Address of principal                                 (Zip Code)
    executive offices)

                                 (201) 487-7740
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                     CONSOLIDATED DELIVERY & LOGISTICS, INC.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of August 4, 2000 was 7,353,458.

                                   CD&L, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                               Page
                                                                                               ----
Part I - Financial Information (unaudited)

         Item 1 - Financial Statements

           CD&L, Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets as of June 30, 2000 and
                    December 31, 1999                                                            3
              Condensed Consolidated Statements of Operations for the Three and Six
                    Months Ended June 30, 2000 and 1999                                          4
              Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 2000 and 1999                                          5
              Notes to Condensed Consolidated Financial Statements                               6

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                        of Operations                                                            9

Part II - Other Information

         Item 1 - Legal Proceedings                                                             13

         Item 4 - Submission of Matters to a Vote of Security Holders                           14

         Item 6 - Exhibits and Reports on Form 8-K                                              14

Signature                                                                                       15


                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                        June 30,          December 31,
                                                                          2000                1999
                                                                      -----------         ------------
                                                                      (Unaudited)          (Note 1)
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $   515            $   339
  Accounts receivable, net                                               28,251             27,560
  Prepaid expenses and other current assets                               3,419              4,321
                                                                        -------            -------
    Total current assets                                                 32,185             32,220

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                 5,839              6,624
INTANGIBLE ASSETS, net                                                   27,166             27,932
OTHER ASSETS                                                              2,034              2,010
                                                                        -------            -------
    Total assets                                                        $67,224            $68,786
                                                                        =======            =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                 $ 9,755            $ 7,188
  Current maturities of long-term debt                                    5,684              2,513
  Accounts payable and accrued liabilities                               14,603             16,530
                                                                        -------            -------
    Total current liabilities                                            30,042             26,231

LONG-TERM DEBT                                                           19,314             22,885
OTHER LONG-TERM LIABILITIES                                               1,481              2,301
                                                                        -------            -------
    Total liabilities                                                    50,837             51,417
                                                                        -------            -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                               -                  -
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 7,382,825 shares issued and 7,353,458 shares
   outstanding at June 30, 2000 and December 31, 1999                         7                  7
 Additional paid-in capital                                              12,721             12,721
 Treasury stock, 29,367 shares at cost                                     (162)              (162)
 Retained earnings                                                        3,821              4,803
                                                                        -------            -------
    Total stockholders' equity                                           16,387             17,369
                                                                        -------            -------
    Total liabilities and stockholders' equity                          $67,224            $68,786
                                                                        =======            =======




     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                             For the Three Months          For the Six Months
                                                    Ended                        Ended
                                                   June 30,                     June 30,
                                             --------------------         --------------------
                                               2000        1999              2000       1999
                                             --------    --------         ---------   --------
Revenue                                      $58,767    $55,848           $118,769   $107,155

Cost of revenue                               45,271     42,644             92,131     82,198
                                             -------    -------           --------   --------

  Gross profit                                13,496     13,204             26,638     24,957

Selling, general, and
   administrative expenses                    11,375     10,158             24,394     19,913
Depreciation and amortization                  1,117      1,063              2,252      2,082
                                             -------    -------           --------   --------

  Operating income (loss)                      1,004      1,983                 (8)     2,962

Other (income) expense:
  Interest expense                               969        878              1,853      1,525
  Other income, net                             (178)       (81)              (224)      (315)
                                             -------    -------           --------   --------

Income (loss) before provision
   (benefit) for income taxes                    213      1,186             (1,637)     1,752

Provision (benefit) for income taxes              85        451               (655)       675
                                             -------    -------           --------   --------

Net income (loss)                               $128       $735              $(982)    $1,077
                                             =======    =======           ========   ========

Net income (loss) per share:
  Basic                                         $.02       $.10              $(.13)      $.15
                                             =======    =======           ========   ========
  Diluted                                       $.02       $.09              $(.13)      $.14
                                             =======    =======           ========   ========

Basic weighted average common
   shares outstanding                          7,353      7,246              7,353      7,095
                                             =======    =======           ========   ========
Diluted weighted average common
   shares outstanding                          7,915      7,962              7,353      7,710
                                             =======    =======           ========   ========


     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                  ----------------------------
                                                                                    2000                1999
                                                                                  --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                 $  (982)            $ 1,077
Adjustments to reconcile net (loss) income to net cash (used in)
       provided by operating activities -
    Gain on disposal of equipment and leasehold improvements                          (41)                (31)
    Depreciation and amortization                                                   2,252               2,082
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                     (691)               (479)
        Prepaid expenses and other current assets                                     902                (344)
        Other assets                                                                   49                (609)
      Increase (decrease) in -
        Accounts payable and accrued liabilities                                   (1,927)              1,140
        Other long-term liabilities                                                  (322)                133
                                                                                  -------             -------
          Net cash (used in) provided by operating activities                        (760)              2,969
                                                                                  -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                           76                 166
  Purchase of businesses, net of cash acquired                                          -              (6,438)
  Additions to equipment and leasehold improvements                                  (809)             (1,065)
                                                                                  -------             -------
          Net cash used in investing activities                                      (733)             (7,337)
                                                                                  -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                                           2,567              (7,812)
  Borrowing of long-term debt                                                           -              15,000
  Repayments of long-term debt                                                       (898)             (2,214)
  Issuance of stock warrants in connection with long-term financing                     -                 885
  Issuance of stock                                                                     -                 267
  Deferred financing costs                                                              -              (1,363)
                                                                                  -------             -------
          Net cash provided by financing activities                                 1,669               4,763
                                                                                  -------             -------

          Net increase in cash and cash equivalents                                   176                 395
CASH AND CASH EQUIVALENTS, beginning of period                                        339                 295
                                                                                  -------             -------
CASH AND CASH EQUIVALENTS, end of period                                          $   515             $   690
                                                                                  =======             =======


     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 1999.

     Certain prior year amounts have been reclassified in order to conform to the current year presentation.

(2)  SHORT-TERM BORROWINGS:

     Effective as of January 1, 2000, CD&L and First Union Commercial Corporation ("First Union") modified the Loan and Security Agreement (the "First Union Agreement") entered into on July 14, 1997 to change the covenants and financial ratios that the Company must maintain. Under the terms of the First Union Agreement, as amended, the Company is in compliance with all such covenants and financial ratios as of and for the six months ended June 30, 2000.

(3)  LONG-TERM DEBT:

     On January 29, 1999, the Company completed a $15 million private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes bear interest at 12% per annum and are subordinate to all senior debt including the Company's credit facility with First Union. The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants as a credit to additional paid-in-capital and a debt discount on the Senior Notes. Under the terms of the Senior Notes, the Company is required to maintain certain financial ratios and comply with other financial conditions. Effective as of January 1, 2000, CD&L and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999 to change the financial ratios and conditions that the Company must comply with and increased the interest rate on the Senior Notes to 13% per annum. Under the terms of the Senior Note Agreement, as amended, the Company is in compliance with all such financial ratios and conditions as of and for the six months ended June 30, 2000.

(4)  REPORTABLE SEGMENTS:

     CD&L has two reportable segments: Air and Ground. Separate management of each segment is required because each business unit is subject to different cost and delivery parameters.

     Segment information for the three and six month periods ended June 30, 2000 and 1999 is as follows (in thousands):

                                            Three Months Ended                          Six Months Ended
                                  ---------------------------------------      ------------------------------------
                                      Air         Ground        Total              Air       Ground       Total
                                  ------------- ------------ ------------      ----------- ----------- ------------
     Revenue from
       external customers
           2000                    $16,831      $41,936      $58,767          $33,889     $84,880     $118,769
           1999                     16,918       38,930       55,848           31,941      75,214      107,155
     Intersegment revenue
           2000                         11          430          441              129       1,092        1,221
           1999                         25          417          442               38         765          803
     Interest expense
           2000                        278          691          969              529       1,324        1,853
           1999                        266          612          878              455       1,070        1,525
     Depreciation and
           amortization
           2000                        191          926        1,117              401       1,851        2,252
           1999                        180          883        1,063              385       1,697        2,082
     Segment profit (loss)
           2000                        111           17          128              127      (1,109)        (982)
           1999                        133          602          735              181         896        1,077
     Segment assets
       June 30, 2000                19,459       47,765       67,224           19,459      47,765       67,224
       Dec. 31, 1999                19,893       48,893       68,786           19,893      48,893       68,786
     Expenditures for
       segment assets
           2000                        156          335          491              312         497          809
           1999                      (257)          615          358              166         899        1,065

(5)  LITIGATION:

     In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Three additional defendants were added by way of a second amended complaint on April 9, 1998. Securities and Mr. Brana have filed cross claims against each of these additional defendants and certain original defendants who had acted as insurance brokers for certain of the policies at issue. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory
     Note in the amount of up to $500,000 or such greater amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. In April 1999 a motion for summary judgment was filed and denied by the Court in December 1999. The plaintiff subsequently filed a Third Amended Complaint for breach of contract and additional claims for quantum meruit. The parties are presently participating in court-ordered non-binding mediation in an attempt to resolve this litigation which extends the time to respond to the Third Amended Complaint until thirty days after completion of the final mediation session, subject to the Court's approval. Mediation efforts continue at this time. Due to the continuing legal costs in defending this suit, Mr. Brana has delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the consolidated financial position or results of operations of the Company.

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

(6)  INCOME (LOSS) PER SHARE:

     Basic income (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. Because of the Company's net loss for the six months ended June 30, 2000, equivalent shares represented by 67,185 Stock Options, 506,059 Warrants and 51,169 Employee Stock Purchase Plan shares would be anti-dilutive and therefore are not presented for the six months ended June 30, 2000.

     A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                          June 30,
                                             --------------------------------      ------------------------------
                                                  2000              1999               2000              1999
                                             ---------------    -------------      -------------     ------------
     Basic weighted average
      common shares outstanding                  7,353              7,246              7,353             7,095
     Effect of dilutive securities:
         Stock options                              12                208                  -               184
         Warrants                                  506                506                  -               427
         ESPP                                       44                  2                  -                 4
                                                 -----              -----              -----             -----
     Diluted weighted average
       common shares
       outstanding                               7,915              7,962              7,353             7,710
                                                 =====              =====              =====             =====

     The following common stock equivalents were excluded from the computation of diluted earnings per share because the exercise or conversion price was greater than the average market price of common shares:

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                          June 30,
                                             --------------------------------      ------------------------------
                                                  2000              1999               2000              1999
                                             ---------------    -------------      -------------     ------------
     Stock options                              1,627,619          555,442           1,038,002          555,442
     Subordinated
         convertible debentures                   145,750          161,818             145,750          161,818
     Seller financed
         convertible notes                        593,332          676,666             593,332          676,666


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

     Disclosure Regarding Forward-Looking Statements

     The Company is provided a "safe harbor" for forward-looking statements contained in this report by the Private Securities Litigation Reform Act of 1995. The Company may discuss forward-looking information in this report such as its expectations for future business development, cost reduction programs, product-based operating structures, revenue growth and fuel, insurance and labor cost controls, as well as its liquidity and capital needs and its future prospects. These forward-looking statements involve certain risks and uncertainties that may cause the actual events or results to differ materially from those indicated by such forward-looking statements. Potential risks and uncertainties include without limitation the risk that the Company will be unable to continue growing revenue internally, or that the Company's cost reduction programs will fail to prevent further erosion of its profit margins or cause loss of key personnel, or that the Company's industry-based strategic re-positioning will fail to generate revenue growth, profitability, operating efficiencies or improved service levels, or that the Company will be unable to reduce its fuel, labor and insurance costs, or that the Company will be unable to achieve the other cost savings or additional profits for forward quarters contemplated by the Company's business management strategy, or that the Company will be unable to continue to meet its financial covenants under existing credit lines or otherwise have adequate credit facilities to support its operations and revenue growth or other risks specified in the Company's Form 10-K and other SEC filings.

     RESULTS OF OPERATIONS

     Income and Expense as a Percentage of Revenue

                                                     For the Three Months               For the Six Months
                                                            Ended                             Ended
                                                           June 30,                          June 30,
                                              --------------------------------     -----------------------------
                                                   2000              1999             2000             1999
                                              ---------------    -------------     ------------    -------------
     Revenue                                       100.0%            100.0%            100.0%           100.0%

     Gross profit                                   23.0%             23.6%             22.4%            23.3%

     Selling, general, and
        administrative expenses                     19.4%             18.2%             20.5%            18.6%

     Depreciation and amortization                   1.9%              1.9%              1.9%             1.9%

     Operating income                                1.7%              3.6%              0.0%             2.8%

     Interest expense                                1.6%              1.6%              1.6%             1.4%

     Net income (loss)                               0.2%              1.3%             (0.8)%            1.0%


     Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30,
     1999

     Revenue for the first half of 2000 increased by $11.6 million, or 10.8%, to $118.8 million from $107.2 million for the first half of 1999. Ground delivery revenue grew by 12.9% to $84.9 million and air courier revenue grew 6.1% to $33.9 million for the first half of 2000 compared to the same period in 1999. Revenue from acquisitions completed in 1999 contributed $3.0 million and $2.6 million to the ground and air courier revenue increases, respectively.

     Cost of revenue increased by $9.9 million, or 12.0%, to $92.1 million for the first six months of 2000 from $82.2 million for the first six months of 1999. Cost of revenue for the six months ended June 30, 2000 represents 77.6% of revenues as compared to 76.7% for the same period in 1999. The increase in cost of revenue is due to an increase in ground delivery cost of revenue, which is primarily in the contract distribution business. This business typically has lower initial margins due to start-up costs. Additionally, labor and vehicle operating costs increased in 2000, but were partially offset by a reclassification of $1.1 million in certain salaries to selling, general, and administration ("SG&A") expense. The increased labor cost is attributable to the tight labor market for reliable drivers and sub-contractors.

     SG&A expenses increased by $4.5 million, or 22.6%, to $24.4 million for the first six months of 2000 from $19.9 million for the same period in 1999. Stated as a percentage of revenue, SG&A increased to 20.5% for the six months ended June 30, 2000 as compared to 18.6% for the same period in 1999. In addition to the $1.1 million reclassification from cost of revenue, the variance is primarily attributable to increased staffing and related expenses, the administrative expenses of the companies acquired in 1999, bad debt expense recorded as a result of a previous customer filing for bankruptcy protection and increased consulting expenses.

     Depreciation and amortization increased $0.2 million to $2.3 million for the six months ended June 30, 2000 as compared to $2.1 million for the same period in 1999, primarily reflecting an increase in goodwill amortization expense as a result of the Company's acquisitions in 1999.

     As a result of the factors discussed above, operating income decreased by $3.0 million for the six months ended June 30, 2000 as compared to the same period in 1999.

     Interest expense increased by $0.4 million to $1.9 million for the six months ended June 30, 2000 as compared to $1.5 million for the same period in 1999, primarily due to increased borrowings and higher interest rates. Interest expense is expected to continue to increase as a result of higher interest rates being charged under the amended credit facilites.

     Net income (loss) decreased by $2.1 million to a loss of $(1.0) million for the six months ended June 30, 2000 as compared to income of $1.1 million for the same period in 1999 for the reasons discussed above.

     Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

     Revenue for the second quarter of 2000 increased by $3.0 million, or 5.4%, to $58.8 million from $55.8 million for the second quarter of 1999. Ground delivery revenue grew by 7.7% to $42.0 million and air courier revenue decreased .5% to $16.8 million for the second quarter of 2000 compared to the same period in 1999. Revenue from acquisitions completed in 1999 contributed $0.7 million to the ground revenue increase.

     Cost of revenue increased by $2.7 million, or 6.3%, to $45.3 million for the second quarter of 2000 from $42.6 million for the second quarter of 1999. Cost of revenue for the three months ended June 30, 2000 represents 77.0% of revenues as compared to 76.4% for the same period in 1999. The increase in cost of revenue is due to an increase in ground delivery cost of revenue, which is primarily in the contract distribution business. This business typically has lower initial margins due to start-up costs. Additionally, labor and vehicle operating costs increased in 2000, but were partially offset by a reclassification of $0.6 million in certain salaries to SG&A expense. The increased labor cost is attributable to the tight labor market for reliable drivers and sub-contractors.

     SG&A expenses increased by $1.2 million, or 11.8%, to $11.4 million for the second quarter of 2000 from $10.2 million for the same period in 1999. Stated as a percentage of revenue, SG&A increased to 19.4% for the three months ended June 30, 2000 as compared to 18.2% for the same period in 1999. In addition to the $0.6 million reclassification from cost of revenue, the variance is primarily attributable to increased staffing and related expenses and the administrative expenses of the companies acquired in 1999.

     As a result of the factors discussed above, operating income decreased by $1.0 million to $1.0 million for the quarter ended June 30, 2000 as compared to $2.0 million for the same period in 1999.

     Interest expense increased by $0.1 million to $1.0 million for the three months ended June 30, 2000 as compared to $0.9 million for the same period in 1999, primarily due to increased borrowings and higher interest rates. Interest expense is expected to continue to increase as a result of higher interest rates being charged under the amended credit facilities.

     Net income decreased by $0.6 million to $0.1 million for the three months ended June 30, 2000 as compared to $0.7 million for the same period in 1999 for the reasons discussed above.

     Liquidity and Capital Resources

     Working capital decreased from $6.0 million as of December 31, 1999 to $2.1 million as of June 30, 2000. This decrease of $3.9 million reflects an increase in the amount of short-term borrowings outstanding and long-term debt maturing in the next twelve months. Cash and cash equivalents increased from $0.3 million to $0.5 million. Cash was provided by financing activities (an increase in the Company's borrowings on its line of credit offset by repayments of long-term debt) and used in operations (primarily as a result of the net loss for the six month period) as well as to finance acquisitions of equipment and leasehold improvements. Capital expenditures amounted to $0.8 million and $1.1 million for the six months ended June 30, 2000 and 1999, respectively. These expenditures primarily upgraded Company computer system capability and maintained Company facilities in the ordinary course of business. As of June 30, 2000 the Company had available $5.7 million under its revolving credit facility after adjusting for the restrictions for outstanding letters of credit and the subordinated debentures. However, subsequent to June 30, 2000, use of availability for increased letter of credit commitments as well as restrictions on availability per the modified debt agreements have substantially decreased the amount available.

     Management believes that anticipated cash flows generated from operations, together with its borrowing capacity, are sufficient to support the Company's operations and general business and liquidity requirements for the foreseeable future. However, if cash flows from operations materially fall short of our projections, no assurances can be given with respect to the adequacy of existing credit lines, or the availability of alternative borrowing sources.

     Inflation

     Other than the described effects of recent fuel increases and labor costs, inflation has not had a material impact on the Company's results of operations for the past three years.

     Quantitative and Qualitative Disclosures About Market Risk

     CD&L's major "market risk" exposure is the effect of changing interest rates. CD&L manages its interest expense by using a combination of fixed and variable rate debt. At June 30, 2000, the Company's debt consisted of approximately $25.0 million of fixed rate debt with a weighted average interest rate of 10.7% and $9.8 million of variable rate debt with a weighted average interest rate of 9.3% The amount of variable rate debt fluctuates during the year based on CD&L's cash requirements. If interest rates on such variable rate debt were to increase by 85 basis points (one-tenth of the rate at June 30, 2000), the net impact to the Company's results of operations and cash flows for the six month period ended June 30, 2000 would be a decrease of approximately $38,000.

                           Part II - OTHER INFORMATION

     Item 1 - Legal Proceedings.

     In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. This suit, which claims common law fraud, fraudulent inducement, unjust enrichment and violations of the civil provisions of the Federal RICO statute, among other things, seeks an unspecified amount of compensatory and punitive damages from the defendants, as well as attorneys' fees and other expenses. Three additional defendants were added by way of a second amended complaint on April 9, 1998. Securities and Mr. Brana have filed cross claims against each of these additional defendants and certain original defendants who had acted as insurance brokers for certain of the policies at issue. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory
     Note in the amount of up to $500,000 or such greater amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. In April 1999 a motion for summary judgment was filed and denied by the Court in December 1999. The plaintiff subsequently filed a Third Amended Complaint for breach of contract and additional claims for quantum meruit. The parties are presently participating in court-ordered non-binding mediation in an attempt to resolve this litigation which extends the time to respond to the Third Amended Complaint until thirty days after completion of the final mediation session, subject to the Court's approval. Mediation efforts continue at this time. Due to the continuing legal costs in defending this suit, Mr. Brana has delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. The Company does not believe that an adverse determination in this matter would result in a material adverse effect on the consolidated financial position or results of operations of the Company.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

         On June 14, 2000, the Company held its annual meeting of stockholders. The following sets forth a brief description of each matter which was acted upon, as well as the votes cast for, against or withheld for each such matter, and, where applicable, the number of abstentions and broker non-votes for each matter:

         1.   Election of Directors.

              Name of Director             Votes For            Withheld
              ----------------             ---------            --------
              Class II
              Michael Brooks               6,116,109             170,536
              Jon F. Hanson                6,116,506             170,139
              Matthew Morahan              6,116,506             170,139

         2.   Approval of the Year 2000 Stock Incentive Plan.

               Votes For:                  2,335,376
               Votes Against:              1,021,218
               Abstentions:                    8,042
               Broker Non-Votes:           2,922,009


         3.   Approval of the Amendments to the Employee Stock Purchase Plan.

               Votes For:                  6,202,845
               Votes Against:                 79,480
               Abstentions:                    4,320


         4. Approval of the Amendment to the Second Amended and Restated Certificate of Incorporation to change the name of the Company to CD&L, Inc.

               Votes For:                  6,193,197
               Votes Against:                 40,503
               Abstentions:                   52,945


         5. Ratification of the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for 2000.

               Votes For:                  5,519,043
               Votes Against:                756,155
               Abstentions:                   11,447

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

          3(i) Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Consolidated Delivery & Logistics, Inc. (for electronic submission only)

          10.1 August 17, 2000 Letter Amendment to the Loan and Security Agreement dated July 14, 1997, as modified.

          10.2 First Amendment and Consent dated August 17, 2000 to the Senior Subordinated Loan Agreement dated January 29, 1999.

          27.1  Financial Data Schedule (for electronic submission only)

(b)      Reports on Form 8-K

                No reports of Form 8-K were filed in the second quarter of 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated: August 21, 2000                       CD&L, INC.




                                                     By: \s\ Russell J. Reardon
                                                         -----------------------
                                                         Russell J. Reardon
                                                         Vice President and
                                                         Chief Financial Officer