Form 10-Q
period 2000-09-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 2000-11-20
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the transition period
         from_______________to____________

Commission File Number: 0-26954


                                   CD&L, INC.
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

                 (201) 487-7740
(Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ----

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of November 10, 2000 was 7,658,660.

                                   CD&L, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX



                                                                                               Page
                                                                                               ----
Part I - Financial Information (unaudited)

         Item 1 - Financial Statements

              CD&L, Inc. and Subsidiaries

                  Condensed Consolidated Balance Sheets as of September 30, 2000 and
                     December 31, 1999                                                           3
                  Condensed Consolidated Statements of Operations for the Three and Nine
                     Months Ended September 30, 2000 and 1999                                    4
                  Condensed Consolidated Statements of Cash Flows for the Nine
                     Months Ended September 30, 2000 and 1999                                    5
                  Notes to Condensed Consolidated Financial Statements                           6

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                               9

Part II - Other Information

         Item 1 - Legal Proceedings                                                             13

         Item 6 - Exhibits and Reports on Form 8-K                                              13

Signature                                                                                       14


                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)



                                                                      September 30,         December 31,
                                                                          2000                  1999
                                                                      -------------         ------------
                                                                       (Unaudited)            (Note 1)


                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $   435              $   339
  Accounts receivable, net                                                 28,433               27,560
  Prepaid expenses and other current assets                                 3,467                4,321
                                                                          --------             ---------
    Total current assets                                                   32,335               32,220

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                   5,614                6,624
INTANGIBLE ASSETS, net                                                     26,894               27,932
OTHER ASSETS                                                                2,096                2,010
                                                                          --------             ---------
    Total assets                                                          $66,939              $68,786
                                                                          ========             =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                   $10,666               $7,188
  Current maturities of long-term debt                                      6,443                2,513
  Accounts payable and accrued liabilities                                 14,366               16,530
                                                                          --------             ---------
    Total current liabilities                                              31,475               26,231

LONG-TERM DEBT                                                             17,548               22,885
OTHER LONG-TERM LIABILITIES                                                 1,413                2,301
                                                                          --------             ---------
    Total liabilities                                                      50,436               51,417
                                                                          --------             ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                                --                   --
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 7,382,825 shares issued and 7,353,458 shares
   outstanding at September 30, 2000 and December 31, 1999                      7                    7
 Additional paid-in capital                                                12,721               12,721
 Treasury stock, 29,367 shares at cost                                       (162)                (162)
 Retained earnings                                                          3,937                4,803
                                                                          --------             ---------
    Total stockholders' equity                                             16,503               17,369
                                                                          --------             ---------
    Total liabilities and stockholders' equity                            $66,939              $68,786
                                                                          =========            =========




     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                       For the Three Months                 For the Nine Months
                                                               Ended                               Ended
                                                            September 30,                       September 30,
                                                       ----------------------             ----------------------
                                                       2000              1999             2000              1999
                                                       ----              ----             -----             ----

     Revenue                                         $58,774            $57,952          $177,543        $165,107

     Cost of revenue                                  45,945             43,636           138,076         125,834
                                                     --------           --------         ----------      ---------

       Gross profit                                   12,829             14,316            39,467          39,273

     Selling, general, and
        administrative expenses                       11,141             10,479            35,535          30,392
     Depreciation and amortization                       933              1,205             3,185           3,287
                                                     --------           --------         ----------      ---------

       Operating income                                  755              2,632               747           5,594

     Other (income) expense:
       Interest expense                                  971                840             2,824           2,365
       Other (income) expense, net                      (410)               290              (634)            (25)
                                                     --------           --------         ----------      ---------

     Income (loss) before provision
        (benefit) for income taxes                       194              1,502            (1,443)          3,254

     Provision (benefit) for income taxes                 78                599              (577)          1,274
                                                     --------           --------         ----------      ---------

     Net income (loss)                               $   116            $   903          $   (866)       $  1,980
                                                     ========           ========         ==========      =========

     Net income (loss) per share:

       Basic                                         $   .02            $   .12          $   (.12)       $    .28
                                                     ========           ========         ==========      =========
       Diluted                                       $   .01            $   .11          $   (.12)       $    .26
                                                     ========           ========         ==========      =========

     Basic weighted average common
        shares outstanding                             7,353              7,311             7,353           7,168
                                                     ========           ========         ==========      =========
     Diluted weighted average common
        shares outstanding                             8,034              8,023             7,353           7,647
                                                     ========           ========         ==========      =========




     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                     -----------------------
                                                                                     2000         1999
                                                                                     ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                               $    (866)     $  1,980
Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities -
    Gain on disposal of equipment and leasehold improvements                          (92)          (31)
    Depreciation and amortization                                                   3,185         3,287
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                     (873)       (1,303)
        Prepaid expenses and other current assets                                     854          (952)
        Other assets                                                                 (101)         (781)
      Increase (decrease) in -
        Accounts payable and accrued liabilities                                   (2,164)        3,094
        Other long-term liabilities                                                  (373)         (220)
                                                                                ----------     ---------
          Net cash (used in) provided by operating activities                        (430)        5,074
                                                                                ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                          142           166
  Purchase of businesses, net of cash acquired                                         --        (6,438)
  Additions to equipment and leasehold improvements                                (1,172)       (1,056)
                                                                                ----------     ---------
          Net cash used in investing activities                                    (1,030)       (7,328)
                                                                                ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                                           3,478        (8,582)
  Borrowing of long-term debt                                                          --        15,000
  Repayments of long-term debt                                                     (1,922)       (2,840)
  Issuance of stock warrants in connection with long-term financing                    --           885
  Issuance of stock                                                                    --           267
  Deferred financing costs                                                             --        (1,329)
                                                                                ----------     ---------
          Net cash provided by financing activities                                 1,556         3,401
                                                                                ----------     ---------
          Net increase in cash and cash equivalents                                    96         1,147
CASH AND CASH EQUIVALENTS, beginning of period                                        339           295
                                                                                ----------     ---------
CASH AND CASH EQUIVALENTS, end of period                                        $     435      $  1,442
                                                                                ==========     =========




     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 1999.

         Certain prior year amounts have been reclassified in order to conform to the current year presentation.

(2)      SHORT-TERM BORROWINGS:

         Effective as of January 1 and July 1, 2000, CD&L and First Union Commercial Corporation ("First Union") modified the Loan and Security Agreement (the "First Union Agreement") entered into on July 14, 1997 to change the covenants and financial ratios that the Company must maintain. Under the terms of the First Union Agreement, as amended, the Company is in compliance with all such covenants and financial ratios as of and for the nine months ended September 30, 2000.

 (3)     LONG-TERM DEBT:

         On January 29, 1999, the Company completed a $15 million private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes bear interest at 12% per annum and are subordinate to all senior debt including the Company's credit facility with First Union. The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants as a credit to additional paid-in-capital and a debt discount on the Senior Notes. Under the terms of the Senior Notes, the Company is required to maintain certain financial ratios and comply with other financial conditions. Effective as of January 1 and July 1, 2000, CD&L and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999 to change the financial ratios and conditions that the Company must comply with and increased the interest rate on the Senior Notes to 13% per annum. Under the terms of the Senior Note Agreement, as amended, the Company is in compliance with all such financial ratios and conditions as of and for the nine months ended September 30, 2000.

 (4)     REPORTABLE SEGMENTS:

         CD&L has two reportable segments: Air and Ground. Separate management of each segment is required because each business unit is subject to different cost and delivery parameters.

         Segment information for the three and nine month periods ended September 30, 2000 and 1999 is as follows (in thousands):



                                                Three Months Ended                        Nine Months Ended
                                          -------------------------------          -----------------------------
                                          Air         Ground        Total          Air       Ground        Total
                                          ----        -------      -------         ----      -------       ------
         Revenue from
             external customers

                   2000                  $15,684      $43,090      $58,774      $49,573     $127,970     $177,543
                   1999                   16,773       41,179       57,952       48,714      116,393      165,107
         Intersegment revenue

                   2000                       21          377          398          150        1,469        1,619
                   1999                       43          444          487           81        1,209        1,290
         Interest expense

                   2000                      260          711          971          789        2,035        2,824
                   1999                      243          597          840          698        1,667        2,365
         Depreciation and
               amortization

                   2000                      204          729          933          605        2,580        3,185
                   1999                      215          990        1,205          600        2,687        3,287
         Segment profit (loss)
                   2000                      524        (408)          116          651      (1,517)        (866)
                   1999                      543          360          903          724        1,256        1,980
         Segment assets

              Sept. 30, 2000              20,031       46,908       66,939       20,031       46,908       66,939
              Dec. 31, 1999               19,893       48,893       68,786       19,893       48,893       68,786
         Expenditures for
              segment assets

                   2000                      106          257          363          418          754        1,172
                   1999                      (97)          88           (9)          69          987        1,056



(5)      LITIGATION:

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. Securities and Mr. Brana have filed cross claims against certain defendants including the insurance brokers for certain of the policies at issue. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in the amount of up to $500,000 or such greater amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. Mr. Brana has delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made on October 16, 2000, $325,000 plus interest is due in monthly installments ending July 1, 2001 and $325,000 plus interest is due on August 1, 2001. Interest will be charged at 10.5% per annum. As a result of this settlement agreement, the Third Amended Complaint was dismissed on November 1, 2000.

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

(6)      INCOME (LOSS) PER SHARE:

         Basic income (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. Because of the Company's net loss for the nine months ended September 30, 2000, equivalent shares represented by 48,010 Stock Options, 506,010 Warrants and 202,850 Employee Stock Purchase Plan shares would be anti-dilutive and therefore are not included in the loss per share calculation for the nine months ended September 30, 2000.

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:



                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                      ---------------       --------------------
         (000s)                                       2000       1999       2000           1999
                                                      ----       ----       ----           ----
         Basic weighted average
           common shares outstanding                  7,353      7,311      7,353         7,168
         Effect of dilutive securities:
           Stock options                                 --        205         --           192
           Warrants                                     506        506         --           283
           ESPP                                         175          1         --             4
                                                      -----      -------    ------        -------
         Diluted weighted average
           common shares outstanding                  8,034      8,023      7,353         7,647
                                                      ======     ======     ======        =======



         The following common stock equivalents were excluded from the computation of diluted earnings per share because the exercise or conversion price was greater than the average market price of common shares:



                                                      Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                      ---------------------               ----------------------
         (000s)                                       2000              1999              2000            1999
                                                      ----              ----              -----           ----

         Stock options                                2,459             555              1,469            555
         Subordinated
                 convertible debentures                 113             147                135            146

         Seller financed
                convertible notes                       593             677                593            677



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

         Disclosure Regarding Forward-Looking Statements

         The Company is provided a "safe harbor" for forward-looking statements contained in this report by the Private Securities Litigation Reform Act of 1995. The Company may discuss forward-looking information in this report such as its expectations for future business development, cost reduction programs, product-based operating structures, revenue growth and fuel, insurance and labor cost controls, as well as its liquidity and capital needs and its future prospects. These forward-looking statements involve certain risks and uncertainties that may cause the actual events or results to differ materially from those indicated by such forward-looking statements. Potential risks and uncertainties include without limitation the risk that the Company will be unable to continue growing revenue internally, or that the Company's cost reduction programs will fail to prevent further erosion of its profit margins or cause loss of key personnel, or that the Company's industry-based strategic re-positioning will fail to generate revenue growth, profitability, operating efficiencies or improved service levels, or that the Company will be unable to reduce its fuel, insurance and labor costs, or that the Company will be unable to achieve the other cost savings or additional profits for forward quarters contemplated by the Company's business management strategy, or that the Company will be unable to continue to meet its financial covenants under existing credit lines or otherwise have adequate cash flow from operations or credit facilities to support its operations and revenue growth or other risks specified in the Company's 1999 Report on Form 10-K and other SEC filings.

         RESULTS OF OPERATIONS

         Income and Expense as a Percentage of Revenue



                                                        For the Three Months                 For the Nine Months
                                                                Ended                                Ended
                                                             September 30,                       September 30,
                                                  --------------------------------     -----------------------------
                                                       2000              1999             2000             1999
                                                  ---------------    -------------     ------------    -------------

         Revenue                                       100.0%            100.0%            100.0%           100.0%

         Gross profit                                   21.8%             24.7%             22.2%            23.8%

         Selling, general, and
            administrative expenses                     18.9%             18.1%             20.0%            18.4%
         Depreciation and amortization                   1.6%              2.1%              1.8%             2.0%

         Operating income                                1.3%              4.5%              0.4%             3.4%

         Interest expense                                1.7%              1.4%              1.6%             1.4%

         Net income (loss)                               0.2%              1.6%             (0.5)%            1.2%



         Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

         Revenue for the nine months ended September 30, 2000 increased by $12.4 million, or 7.5%, to $177.5 million from $165.1 million for the nine months ended September 30, 1999. Ground delivery revenue grew by 9.9% to $127.9 million and air courier revenue grew 1.8% to $49.6 million for the nine months ended September 30, 2000 compared to the same period in 1999. Revenue from acquisitions completed in 1999 contributed $3.0 million and $2.6 million to the ground and air courier revenue increases, respectively.

         Cost of revenue increased by $12.3 million, or 9.8%, to $138.1 million for the nine months ended September 30, 2000 from $125.8 million for the nine months ended September 30, 1999. Cost of revenue for the nine months ended September 30, 2000 represents 77.8% of revenues as compared to 76.2% for the same period in 1999. The increase in cost of revenue is due primarily to an increase in ground delivery cost of revenue in the contract distribution business. This business typically has lower margins due to new customer start-up costs and competitively bid contract pricing. Additionally, labor, insurance and vehicle operating costs increased in 2000. The effect of these increases on cost of revenue was partially offset by a reclassification of $1.8 million in certain salaries to selling, general, and administrative ("SG&A") expense to properly reflect the nature of such salaries. The increased labor cost is attributable to the tight labor market for reliable drivers and sub-contractors.

         SG&A expenses increased by $5.1 million, or 16.8%, to $35.5 million for the nine months ended September 30, 2000 from $30.4 million for the same period in 1999. Stated as a percentage of revenue, SG&A increased to 20.0% for the nine months ended September 30, 2000 as compared to 18.4% for the same period in 1999. In addition to the $1.8 million reclassification from cost of revenue, the variance is primarily attributable to bad debt expense recorded as a result of a previous customer filing for bankruptcy protection, the administrative expenses of the companies acquired in 1999 and increased consulting expenses.

         As a result of the factors discussed above, operating income decreased by $4.9 million for the nine months ended September 30, 2000 as compared to the same period in 1999.

         Interest expense increased by $0.4 million to $2.8 million for the nine months ended September 30, 2000 as compared to $2.4 million for the same period in 1999, primarily due to increased borrowings and higher interest rates. Interest expense is expected to continue to increase as a result of higher interest rates being charged under the amended credit facilities.

         Other (income) expense, net increased by $0.6 million to $(0.6) million for the nine months ended September 30, 2000 due to the sale of a franchise by the Company's air division for $0.6 million during the third quarter of 2000.

         Net income (loss) decreased by $2.9 million to a loss of $(0.9) million for the nine months ended September 30, 2000 as compared to income of $2.0 million for the same period in 1999 for the reasons discussed above.

         Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

         Revenue for the third quarter of 2000 increased by $0.8 million, or 1.4%, to $58.8 million from $58.0 million for the third quarter of 1999. Ground delivery revenue grew by 4.6% to $43.1 million and air courier revenue decreased 6.5% to $15.7 million for the third quarter of 2000 compared to the same period in 1999. The decrease in air courier revenue was primarily attributable to the decreased volume from a major customer during the third quarter of 2000.

         Cost of revenue increased by $2.3 million, or 5.3%, to $45.9 million for the third quarter of 2000 from $43.6 million for the third quarter of 1999. Cost of revenue for the three months ended September 30, 2000 represents 78.2% of revenues as compared to 75.3% for the same period in 1999. The increase in cost of revenue is due primarily to an increase in ground delivery cost of revenue in the contract distribution business. This business typically has lower margins due to new customer start-up costs and competitively bid contract pricing. Additionally, labor, insurance and vehicle operating costs increased in 2000. The effect of these increases on cost of revenue was partially offset by a reclassification of $0.6 million in certain salaries to SG&A expense to properly reflect the nature of such salaries. The increased labor cost is attributable to the tight labor market for reliable drivers and sub-contractors.

         SG&A expenses increased by $0.6 million, or 5.7%, to $11.1 million for the third quarter of 2000 from $10.5 million for the same period in 1999. Stated as a percentage of revenue, SG&A increased to 18.9% for the three months ended September 30, 2000 as compared to 18.1% for the same period in 1999. The variance is primarily attributable to the $0.6 million reclassification from cost of revenue.

         As a result of the factors discussed above, operating income decreased by $1.8 million to $0.8 million for the quarter ended September 30, 2000 as compared to $2.6 million for the same period in 1999.

         Interest expense increased by $0.2 million to $1.0 million for the three months ended September 30, 2000 as compared to $0.8 million for the same period in 1999, primarily due to increased borrowings and higher interest rates. Interest expense is expected to continue to increase as a result of higher interest rates being charged under the amended credit facilities.

         Other (income) expense, net increased by $0.7 million to $(0.4) million for the three months ended September 30, 2000 due to the sale of a franchise by the Company's air division for $0.6 million during the third quarter of 2000.

         Net income decreased by $0.8 million to $0.1 million for the three months ended September 30, 2000 as compared to $0.9 million for the same period in 1999 for the reasons discussed above.

         Liquidity and Capital Resources

         Working capital decreased from $6.0 million as of December 31, 1999 to $0.8 million as of September 30, 2000. This decrease of $5.2 million reflects an increase in the amount of short-term borrowings outstanding and long-term debt maturing in the next twelve months. Cash and cash equivalents increased from $0.3 million to $0.4 million. Cash was provided by financing activities (an increase in the Company's borrowings on its line of credit in part offset by repayments of long-term debt) and used in operations (primarily as a result of the net loss for the nine month period) as well as to finance acquisitions of equipment and leasehold improvements. Capital expenditures amounted to $1.2 million and $1.1 million for the nine months ended September 30, 2000 and 1999, respectively. These expenditures primarily upgraded Company computer system capability and improved Company facilities in the ordinary course of business. As of September 30, 2000 the Company had available $1.3 million under its revolving credit facility after adjusting for the restrictions for outstanding letters of credit and the subordinated debentures.

         Management believes that anticipated cash flows generated from operations, together with its borrowing capacity, are sufficient to support the Company's operations and general business and liquidity requirements for the foreseeable future. However, if cash flows from operations materially fall short of our projections, no assurances can be given with respect to the adequacy of existing credit lines, the availability of alternative borrowing sources or the ability to sell non-strategic assets.

         Inflation

         Other than the described effects of recent fuel increases and labor costs, inflation has not had a material impact on the Company's results of operations for the past three years.

         Quantitative and Qualitative Disclosures About Market Risk

         CD&L's major "market risk" exposure is the effect of changing interest rates. CD&L manages its interest expense by using a combination of fixed and variable rate debt. At September 30, 2000, the Company's debt consisted of approximately $24.0 million of fixed rate debt with a weighted average interest rate of 11.4% and $10.7 million of variable rate debt with a weighted average interest rate of 9.9%. The amount of variable rate debt fluctuates during the year based on CD&L's cash requirements. If interest rates on such variable rate debt were to increase by 90 basis points (one-tenth of the rate at September 30, 2000), the net impact to the Company's results of operations and cash flows for the nine month period ended September 30, 2000 would be a decrease of approximately $62,000.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings.

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. Securities and Mr. Brana have filed cross claims against certain defendants including the insurance brokers for certain of the policies at issue. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in the amount of up to $500,000 or such greater amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. Mr. Brana has delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made on October 16, 2000, $325,000 plus interest is due in monthly installments ending July 1, 2001 and $325,000 plus interest is due on August 1, 2001. Interest will be charged at 10.5% per annum. As a result of this settlement agreement, the Third Amended Complaint was dismissed on November 1, 2000.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibit

         27.1  Financial Data Schedule (for electronic submission only)

(b)      Reports on Form 8-K

               No reports on Form 8-K were filed in the third quarter of 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 20, 2000                       CD&L, INC.


                                               By: \s\ Russell J. Reardon
                                                   ----------------------------
                                                   Russell J. Reardon
                                                   Vice President and
                                                   Chief Financial Officer