Form 10-K
period 2000-12-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 2001-05-01
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

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

     Title of each class               Name of each exchange on which registered
Common Stock, par value $.001                   American Stock Exchange
         per share

        Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether: the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The number of shares of the registrant's Common Stock, $.001 par value outstanding was 7,658,660 and the aggregate market value of voting stock held by non-affiliates of the registrant was $3,548,720 as of March 31, 2001.

Documents Incorporated by Reference: None

================================================================================

                                     PART I

      Statements and information presented within this Annual Report on Form 10-K for CD&L, Inc. (the "Company", "CDL", or "we") include certain statements that may be deemed to be "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Exchange Act. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are generally intended to identify forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors (Item 1 - Risk Factors) discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by these factors.

Item 1. Business Description.

Overview

      We are one of the leading national full-service providers of customized, time-critical, ground delivery services to a wide range of commercial, industrial, retail and E-Commerce based customers. Our services are provided throughout the United States but concentrated on the East Coast.

      In conjunction with our initial public offering in November 1995 we acquired 11 time-critical ground and air delivery businesses that operated in 52 cities across the United States. As of December 31, 2000, we had acquired 15 additional time-critical ground and air delivery businesses. Subsequently, on March 30, 2001, we consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc., our air delivery business. The selling price for the net assets was approximately $14,150,000 and is comprised of $11,650,000 in cash, a promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by us. The Note Receivable bears interest at the rate of 10.0% per annum, with interest only in monthly installments. The entire balance of principal, plus all accrued interest, is due and payable on March 30, 2006. Accordingly, the financial position, operating results and the provision for loss on the disposition of the Company's air delivery business have been segregated from continuing operations and reclassified as a discontinued operation in the accompanying consolidated financial statements.

      We offer the following ground delivery services:

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

            o routed services, providing, on a recurring and often daily basis, deliveries from pharmaceutical suppliers to pharmacies, from manufacturers to retailers, and the inter-branch distribution of financial documents in a commingled system; and

            o facilities management, including providing and supervising mailroom personnel, mail and package sorting, internal delivery and outside local messenger services.

Our Industry

      The overall U.S. ground delivery industry is composed largely of companies that provide same-day, next-day and two-day delivery services. We primarily service the same-day, time-critical delivery segment of that overall market. In contrast, the next-day and two-day delivery market segments are dominated by large national entities such as United Parcel Service, Federal Express Corp and the United States Postal Service.

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

            o E-Commerce Opportunities. The significant growth in business-to-business and business-to-consumer customized and time-critical services through E-Commerce presents expansion opportunities.

Our Services

      We provide our customers with a full range of customized, time-critical ground delivery service options.

Rush. In providing rush delivery services, or services on demand, our messengers and drivers respond to customer requests for the immediate pick-up and delivery of time-sensitive packages. We generally offer one-, two- and four-hour service, on a 7-days-a-week, 24-hours-a-day basis. Our typical customers for rush service include commercial and industrial companies, hospitals and service providers such as accountants, lawyers, advertising and travel agencies and public relations firms.

Scheduled. Our scheduled delivery services are provided on a recurring and often daily basis. We typically pick up or receive large shipments of products, which are then sorted, routed and delivered. These deliveries are made in accordance with a customer's specific schedule that generally provides for deliveries to be made at particular times. Typical routes may include deliveries from pharmaceutical suppliers to pharmacies, from manufacturers to retailers, the inter-branch distribution of financial documents, payroll data and other time-critical documents for banks, financial institutions and insurance companies. We also provide these services to large retailers for home delivery, including large cosmetic companies, door-to-door retailers, catalog retailers, home health care distributors and other direct sales companies.

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

Our Internal Operations

      The ground division has operations centers staffed by dispatchers, as well as order entry and other operations personnel. Our ground division operates from 66 leased facilities in 19 states.

      In February 2000, the Company announced a plan to depart from geographically based operations to product-driven business groups operating nationally. The two major groups are the Distribution Group and the Courier Group. The Distribution Group focuses on industry specific customer lines including financial institutions, pharmaceuticals, healthcare, office products, technology and retailing plus home delivery. The Courier Group focuses on time-sensitive, same-day product movement business in similar industry focused lines. Currently, however, the Company's internal reporting systems do not allow management to accurately measure the results of operations for either of the two groups independent of the other. The planned implementation of a new reporting system will allow for such measurement and consequently, the independent management of the two groups.

      We accomplish coordination and deployment of our ground delivery personnel either through communications systems linked to our computers, through pagers, or by radio or telephone. A dispatcher coordinates shipments for delivery within a specific time frame. We route a shipment according to its type and weight, the geographic distance between its origin and destination and the time allotted for its delivery. In the case of scheduled deliveries, we design routes to minimize the unit costs of the deliveries and to enhance route density. We continue to deploy new hardware and software systems designed to enhance the capture, routing, tracking and reporting of deliveries throughout our network. To further improve customer service, we have begun to provide certain customers the opportunity to access this information via the Internet. Full implementation of our Internet portal is expected during 2001.

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

      Many of the services we provide, such as facilities management, dedicated contract logistics and routed delivery services are determined on the basis of competitive bids. However, we believe that quality and service capabilities are also important competitive factors. In certain instances, we have obtained business by offering a superior level of service, even though we were not the low bidder for a particular contract. We derive a substantial portion of our revenues from customers with whom we have entered into contracts. Virtually all of the scheduled dedicated vehicle and facilities management services that we provide are pursuant to contracts. Most of these contracts may be terminated by the customer on relatively short notice, without penalty.

Competition

      The market for our delivery services is highly competitive. We believe that the principal competitive factors in the markets in which we compete are reliability, quality, breadth of service offerings, technology and price. We compete on all of those factors. Most of our competitors in the time-critical ground delivery market are privately held companies that operate in only one location or within a limited service area. In addition to our time-critical delivery services, customers also utilize next-day and second-day services. The market for next-day and second-day services is dominated by nationwide network providers, which have built large, capital-intensive distribution channels that allow them to process a high volume of materials. These companies typically have fixed deadlines for next-day or second-day delivery services. By contrast, we specialize in on-demand deliveries or services which, by their nature, are not governed by rigid time schedules. If one of our customers is unable to meet a network provider's established deadline, we can pick up the shipment on-demand and deliver it, in some cases, before the network provider's scheduled delivery time. Our services are available 24-hours-a-day, 7-days-a-week.

Acquisitions and Sales of Businesses

      We were formed as a Delaware corporation in June 1994. As of December 31, 2000, we had acquired 26 same-day time-critical delivery businesses, including the 11 companies that we acquired simultaneously with the commencement of our operations in November 1995. We paid approximately $67,800,000 ($29,600,000 in cash and 2,935,702 shares of our common stock) to acquire the 11 founding companies. In addition to the acquisition of those companies, we acquired certain additional assets from two companies in transactions that we accounted for as purchases. Those acquired assets were not material.

      In 1996, we acquired five additional businesses that had approximately $15,600,000 in aggregate annual revenues. We paid approximately $3,300,000 to acquire those companies using a combination of cash, seller-financed debt and shares of our common stock. Subsequently, the aggregate purchase price paid for those companies was reduced by approximately $616,000 because the actual revenues of some of the acquired companies did not reach the revenues projected by the sellers. We accounted for each of the 1996 acquisitions as purchases.

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

      In 1998, we acquired four same-day, time-critical delivery businesses which had aggregate annual revenues of approximately $25,100,000. We paid approximately $14,500,000 for the businesses consisting of a combination of cash, shares of our common stock, and seller-financed debt. We accounted for each of the 1998 acquisitions as purchases.

      In 1999, we acquired four same-day, time critical delivery businesses which had aggregate annual revenues of approximately $24,800,000. We paid approximately $12,700,000 for the businesses consisting of a combination of cash, shares of our common stock and seller-financed debt. The acquisitions were accounted for as purchase transactions. Under the terms of the purchase agreements, additional payments of approximately $600,000 were made in 2000 and 2001 upon the accomplishment of certain financial and operational objectives.

      On December 1, 2000, we made a strategic decision to dispose of our air delivery business and accordingly have restated the accompanying balance sheets, statements of operations and statements of cash flows to reflect as such. On March 30, 2001, the Company consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc., its air delivery business. The selling price for the net assets was approximately $14,150,000 and is comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by the Company. The Note Receivable bears interest at the rate of 10.0% per annum, with interest only in monthly installments. The entire balance of principal, plus all accrued interest, is due and payable on March 30, 2006. As a result of this transaction, a provision for loss on the disposition of the Company's air delivery business has been provided in the amount of $2,807,000 (net of provision for income taxes of $125,000).

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

Safety

      We seek to ensure that all of our employee drivers meet safety standards established by us and our insurance carriers as well as the U.S. DOT. In addition, where required by the DOT, state or local authorities, we require that our independent owner/operators meet certain specified safety standards. We review prospective drivers in an effort to ensure that they meet applicable requirements.

Employees and Independent Contractors

      As of December 31, 2000, we employed, in our continuing operations, approximately 2,500 people, 1,758 as drivers or messengers, 506 in operations, 175 in clerical and administrative positions, 38 in sales, 16 in information technology and 7 in executive management. We are not a party to any collective bargaining agreements, although we are subject to union organizing activity from time to time. We also had agreements with approximately 1,750 independent contractor drivers as of December 31, 2000. We have not experienced any work stoppages and believe that our relationship with our employees and independent contractor drivers is good.

Risk Factors

      You should carefully consider the following factors as well as the other information in this report before deciding to invest in shares of our common stock.

We have suffered a significant loss in 2000.

      Our net loss for 2000 was $7,648,000, including a net loss from continuing operations of $6,229,000. We may also suffer a loss for the first quarter of 2001. While we have initiated efforts to reverse this trend, no assurances can be given that the Company will again become profitable in 2001 or thereafter.

We have limited capital resources.

      We had a working capital deficit of ($3,430,000) at December 31, 2000. Ongoing labor shortages and fuel price increases continue to have a negative impact on profit margins and cash flows from operations. While we believe that cash flows from operations, together with our recently amended borrowing facilities are sufficient to meet our liquidity needs for the foreseeable future, no assurances can be given that cash flows from operations will be satisfactory, that we will be able to satisfy all terms and covenants of our lending arrangements and/or that additional borrowing capacity will be available, if required.

Intense price competition could reduce the demand for our service.

      We may not be able to compete successfully in the same-day ground delivery and logistics market. Many of our competitors are larger than us and have substantially greater financial resources than we do. The market for our services has been extremely competitive and is expected to be so for the foreseeable future. Price competition is often intense, particularly in the market for basic delivery services where barriers to entry are low.

Claims above our insurance limits, or significant increases in our insurance premiums, may reduce our profitability.

      We utilize the services of approximately 1,000 employee drivers. From time to time some of those drivers are involved in automobile accidents. We currently carry liability insurance of $1,000,000 for each driver accident, subject to applicable deductibles (generally $250,000 per occurrence) and carry umbrella coverage up to $25,000,000 in the aggregate. However, claims against us may exceed the amounts of our insurance coverage. If we were to continue to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims, or unfavorable resolutions of claims, our operating results could be materially affected.

We may not be able to effectively manage our historic growth.

      We expended significant time and effort in expanding our existing businesses over the past five years. This growth placed considerable strain on our resources. Our management and financial reporting systems, procedures and controls may not be adequate to support our expanded operations. Any future growth also will impose significant added responsibilities on our senior management, including the need to identify, recruit and integrate additional management and employees. We may not be able to identify and retain additional management and employees to oversee our business. If we are unable to manage our historic growth efficiently and effectively, or if we are unable to attract and retain additional qualified personnel, our business, financial condition and results of operations could be materially adversely effected.

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

      o     mergers and consolidations of existing customers;

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

      Our business depends upon a number of different information and telecommunication technologies as well as the ability to develop and implement new technology enabling us to manage and process a high volume of transactions accurately and timely. Any impairment of our ability to process transactions in this way could result in the loss of customers and diminish our reputation. In support of the business reorganization announced in 2000 we will be further consolidating our information systems to give management the ability to accurately measure the results of operations for both the Distribution and Courier Groups independent of the other. The contemplated computer system implementations may not be successful or completed on a timely or cost effective basis.

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

      We are permitted, and in some cases obligated, to issue shares of common stock in addition to the common stock that is currently outstanding. If and when we issue these shares, the percentage of the common stock currently issued and outstanding will be diluted. The following is a summary of additional shares of common stock that we have currently reserved for issuance as of December 31, 2000:

      o 506,250 shares are issuable upon the exercise of outstanding warrants at an exercise price of $.001 per share.

      o 3,250,000 shares are issuable upon the exercise of options or other benefits under our employee stock option plan, consisting of:

      o outstanding options to purchase 2,356,185 shares at a weighted average exercise price of $3.79 per share, of which options covering 1,544,428 shares were exercisable as of December 31, 2000; and

      o     893,815 shares available for future awards after December 31, 2000.

o 100,000 shares are issuable upon the exercise of options or other benefits under our independent director stock option plan, consisting of:

      o outstanding options to purchase 67,500 shares at a weighted average exercise price of $3.07 per share, of which options covering 67,500 shares were exercisable as of December 31, 2000; and
      o     32,500 shares available for future awards after December 31, 2000.

o 30,000 shares are issuable upon the exercise of outstanding convertible debentures at a conversion price of $5.00 per share.

o 593,332 shares are issuable upon the exercise of outstanding convertible notes at a weighted average exercise price of $6.59 per share.

Our success is dependent on the continued service of our key management personnel.

      Our future success depends, in part, on the continued service of our key management personnel. If certain employees, including those individuals identified to leading the product-driven groups were unable or unwilling to continue in their present positions, our business, financial condition, operating results and future prospects could be materially adversely affected.

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

      Provisions of our certificate of incorporation, by-laws and our shareholder rights plan, as well as Delaware law, may discourage, delay or prevent a merger or acquisition that you may consider favorable. These provisions of our certificate of incorporation and by-laws:

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

            In addition, we have adopted a Stockholder Protection Rights Plan in order to protect against offers to acquire us that our Board of Directors believe to be inadequate or not otherwise in our best interests. There are, however, certain possible disadvantages to having the Plan in place which might adversely impact us. The existence of the Plan may limit our flexibility in dealing with potential acquirers in certain circumstances and may deter potential acquirers from approaching us.

Item 2. Properties.

      As of December 31, 2000, the Company operated (excluding Sureway Air Traffic Corporation, Inc.) from 66 leased facilities (not including 25 customer-owned facilities). These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities also contain storage and warehouse space. The table below summarizes the location of the Company's current facilities.

        State                                               Number of Facilities
        -----                                               --------------------
New York..........................................                   17
Florida...........................................                    8
New Jersey........................................                    6
North Carolina....................................                    6
Georgia...........................................                    4
Louisiana.........................................                    3
South Carolina....................................                    3
California........................................                    2
Indiana...........................................                    2
Maine.............................................                    2
Massachusetts.....................................                    2
Missouri..........................................                    2
Ohio..............................................                    2
Tennessee.........................................                    2
Connecticut.......................................                    1
Maryland..........................................                    1
Michigan..........................................                    1
Vermont...........................................                    1
Washington........................................                    1
                                                                     --
      Total                                                          66

      The Company's corporate headquarters is located at 80 Wesley Street, South Hackensack, New Jersey. The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

      As of December 31, 2000, the Company owned or leased approximately 800 vehicles of various types, which are operated by drivers employed by the Company. In addition, certain of the Company's employee drivers own or lease their own vehicles. The Company also hires independent contractors who provide their own vehicles and are required to carry at least the minimum amount of insurance required by state law.

      The Company's aggregate rental expense for the year ended December 31, 2000 was approximately $10,769,000. See Note 12 to the Company's Consolidated Financial Statements.

Item 3. Legal Proceedings

      In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. Securities and Mr. Brana had filed cross claims against certain defendants including the insurance brokers for certain of the policies at issue. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in the amount of up to $500,000 or such greater amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. Mr. Brana has delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made on October 16, 2000, $325,000 plus interest is due in monthly installments ending July 1, 2001 and $325,000 plus interest is due on August 1, 2001. Interest will be charged at 10.5% per annum. As a result of this settlement agreement, the Third Amended Complaint was dismissed on November 1, 2000. At December 31, 2000 and 1999 the Company had a receivable due from Mr. Brana totaling $2,908,000 and $1,315,000, respectively. Considering the current market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the promissory note, the Company has recorded a $2,500,000 reserve against the $2,908,000 receivable as of December 31, 2000.

      The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day ground delivery operations. In connection therewith the Company has recorded reserves of $455,000 as of December 31, 2000.

      Management believes that none of these actions, including the action described above, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's Common Stock has been trading on the American Stock Exchange under the symbol "CDV" since February 23, 1999. Prior to that date, the Company's Common Stock was included for quotation on the Nasdaq National Market under the symbol "CDLI." The following table sets forth the high and low sales prices for the Common Stock for 1999 and 2000.

1999                                                    Low                High
----                                                    ---                ----
First Quarter                                           $3.06              $4.44
Second Quarter                                          $2.88              $4.81
Third Quarter                                           $2.94              $4.25
Fourth Quarter                                          $2.75              $4.13

2000                                                    Low                High
----                                                    ---                ----
First Quarter                                           $2.50              $3.87
Second Quarter                                          $1.50              $2.50
Third Quarter                                           $0.56              $1.50
Fourth Quarter                                          $0.37              $0.75

      On March 29, 2001, the last reported sale price of the Common Stock was $0.55 per share. As of March 29, 2001, there were approximately 272 shareholders of record of Common Stock and, based on security position listings, the Company believes there were approximately 1,209 beneficial holders of the Common Stock.

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

Item 6. Selected Financial Data

      The selected financial data with respect to CD&L, Inc.'s consolidated statement of operations for the years ended December 31, 1998, 1999 and 2000 and with respect to CD&L, Inc.'s consolidated balance sheet as of December 31, 1999 and 2000 have been derived from CD&L, Inc.'s consolidated financial statements that appear elsewhere herein. The financial data provided below should be read in conjunction with these accompanying consolidated financial statements and notes thereto as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             SELECTED FINANCIAL DATA
                    (In thousands, except per share amounts)

Statement of Operations Data:

                                                                CD&L, Inc. and Subsidiaries (2)
                                    ------------------------------------------------------------------------------------

                                                                      For The Years Ended

                                                                         December 31,
                                    ------------------------------------------------------------------------------------
                                    1996 (1)            1997 (1)             1998              1999               2000
                                    --------            --------           --------          --------           --------
Revenue                             $110,404            $116,235           $130,121          $158,380           $170,079
Gross profit                          19,762              25,043             27,709            35,175             34,463
Operating (loss) income               (2,686)              1,312              2,999             4,380             (2,870)
(Loss) Income from
  continuing operations               (1,493)                909              1,075               950             (6,229)
Net (loss) income                      ($683)               $459             $2,311            $2,911            ($7,648)
Basic (loss) income per
  share:
  -Continuing operations               ($.22)               $.14               $.16              $.13              ($.84)
  -Net (loss) income                   ($.10)               $.07               $.35              $.40             ($1.03)
                                    ========            ========           ========          ========           ========
Diluted (loss) income per share:
  -Continuing operations               ($.22)               $.14               $.16              $.12              ($.84)
  -Net (loss) income                   ($.10)               $.07               $.34              $.37             ($1.03)
                                    ========            ========           ========          ========           ========

Balance Sheet Data:

                                                                CD&L, Inc. and Subsidiaries (1 & 2)
                                         ----------------------------------------------------------------------------------
                                                                             December 31,
                                         ----------------------------------------------------------------------------------
                                          1996                1997               1998               1999              2000
                                         ------              ------            -------            -------           -------
Working capital (deficit)                $5,472              $2,519            ($4,196)            $5,989           ($3,430)
Equipment and leasehold
   Improvements, net                      2,857               4,531              5,299              4,321             2,841
Total assets                             30,198              29,773             46,890             62,513            57,785
Long-term debt, net of current
   maturities                             2,335               1,721              6,137             22,858            17,765
Stockholders' equity                     $8,730              $8,614            $11,407            $17,369            $9,884

(1) During 1997, the Company disposed of its fulfillment and direct mail operation. Accordingly, the operating results and gain on disposition of the fulfillment and direct mail business have been reclassified as discontinued operations for the periods presented.
(2) During 2000, the Company discontinued its air operations and subsequently disposed of them in 2001. Accordingly, the operating results and loss on disposition of the air delivery business have been reclassified as discontinued operations for the periods presented.

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

Discontinued Operations

      On December 1, 2000, the Company made a strategic decision to dispose of its air delivery business and accordingly has restated the accompanying balance sheets, statements of operations and statements of cash flows to reflect as such. On March 30, 2001, the Company consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc., ("Sureway") its air delivery business. The selling price for the net assets was approximately $14,150,000 and is comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by the Company. The Note Receivable bears interest at the rate of 10.0% per annum, with interest only in monthly installments. The entire balance of principal, plus all accrued interest, is due and payable on March 30, 2006. As a result of this transaction, a provision for loss on the disposition of the Company's air delivery business has been provided in the amount of $2,807,000 (net of provision for income taxes of $125,000).

      The Company reported a net loss of $1,419,000 from discontinued operations for the year ended December 31, 2000 (including a provision for loss on disposition of the assets of Company's air delivery business, net of tax of $2,807,000), and $1,961,000 and 1,236,000 income from discontinued operations, net of tax for the years ended December 31, 1999 and 1998, respectively.

Results of Operations 2000 Compared with 1999

      The following discussion compares the year ended December 31, 2000 and the year ended December 31, 1999, for continuing operations.

Income and Expense as a Percentage of Revenue

                                                           For the Year Ended
                                                               December 31,
                                                           ---------------------
                                                            2000           1999
                                                           ------         ------

Revenue                                                    100.0%         100.0%

Gross profit                                                20.3%          22.2%

Selling, general and
   administrative expenses                                  20.0%          17.1%
Depreciation and amortization                                2.0%           2.3%

Operating (loss) income                                     (1.7)%          2.8%

Interest expense                                             1.8%           1.7%

(Loss) income from continuing
  operations                                                (3.7)%          0.6%

      Revenue for the year ended December 31,2000 increased $11,699,000, or 7.4%, to $170,079,000 from $158,380,000 for the year ended December 31, 1999.
The increase included $2,978,000 contributed by the businesses acquired in 1999 as well as increased sales from the Company's existing operations.

      Cost of revenue consists primarily of payments to employee drivers and independent contractors, agents, other direct pick-up and delivery costs and the costs of dispatching drivers and messengers. These costs increased $12,411,000, or 10.1%, from $123,205,000 for 1999 to $135,616,000 in 2000. Stated as a
percentage of revenue, these costs increased to 79.7% for 2000 from 77.8% for 1999. This increase reflects the impact of higher insurance, facilities, vehicle and labor costs offset, partially, by a reclassification of $2,400,000 in administrative salaries and benefits previously considered a component of cost of revenue to selling, general and administrative expenses. The increase in insurance costs was primarily attributable to increased medical, workers' compensation and auto liability claims. Additionally, the expense related to unreported claims increased as a result of the increase in the reserve for claims that have been incurred but not yet reported. The increase in facilities costs includes the impact of opening 11 new facilities and the closing of 16 facilities during the year.

      As a result of the above, gross profit decreased by $712,000, from $35,175,000 in 1999 to $34,463,000 in 2000. As a percentage of revenue gross profit decreased to 20.3% in 2000 compared to 22.2% of revenue in 1999.

      Selling, general and administrative expense ("SG&A") includes costs incurred at the terminal level related to taking orders and administrative costs related to such functions. Also included are costs to support the Company's marketing and sales effort and the expense of maintaining information systems, human resources, financial, legal and other corporate administrative functions. SG&A increased by $6,855,000, or 25.3%, from $27,123,000 in 1999 to $33,978,000 in 2000. As a percentage of revenue SG&A increased to 20.0% in 2000 compared to 17.1% of revenue in 1999. In addition to the $2,400,000 reclassification from cost of revenue, SG&A expense was unfavorably impacted by increases in medical insurance claims, bad debt expense related to the bankruptcy of a significant customer, professional fees, administrative costs of the companies acquired in 1999, legal expenses and acquisition and merger related expenses.

      Depreciation and amortization decreased by $317,000, or 8.6%, from $3,672,000 for 1999 to $3,355,000 for 2000. The decrease was primarily attributable to the full depreciation of certain vehicles held under a capital lease that ended during 2000. Replacement vehicles under a similar capital lease were not received until January 2001.

      As a result of the above, operating (loss) income decreased to a loss of ($2,870,000) for the year ended December 31, 2000 compared to income of $4,380,000 for the year ended December 31, 1999. The operating loss was (1.7%) of revenue for the year ended December 31, 2000 compared to operating income of 2.8% of revenue for the year ended December 31, 1999.

      Interest expense increased by $329,000 from $2,731,000 in 1999 to $3,060,000 in 2000. The increase is primarily attributable to increased borrowings on the Company's revolving line of credit and an increase in interest rates.

      Other expense increased by $2,358,000, to $2,438,000, primarily as a result of recording a reserve related to a note receivable from a stockholder related to the Company's funding of litigation defense and settlement expenses in connection with the action filed by Liberty Mutual Insurance Company against Securities Courier Corporation ("Securities"), a subsidiary of the Company, and Mr. Vincent Brana. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a settlement agreement and executed a Promissory Note due and payable on December 1, 2002. Mr. Brana has delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. Considering the current market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the note when due, the Company has recorded a $2,500,000 reserve against the $2,908,000 note receivable.

      (Benefit) provision for income taxes decreased by $2,758,000 from a provision for income taxes of $619,000 in 1999 to a (benefit) for income taxes of ($2,139,000) in 2000. The decrease was caused by the decrease in pre-tax income to a pre-tax loss in 2000 of ($8,368,000), partially offset by the recording of a $1,000,000 reserve against the deferred tax assets recorded by the Company.

Results of Operations 1999 Compared with 1998

The following discussion compares the year ended December 31,1999 and the year ended December 31, 1998, for continuing operations.

Income and Expense as a Percentage of Revenue

                                                             For the Year Ended
                                                                 December 31,
                                                             -------------------
                                                              1999         1998
                                                             ------       ------

Revenue                                                      100.0%       100.0%

Gross profit                                                  22.2%        21.3%

Selling, general and
   administrative expenses                                    17.1%        17.0%
Depreciation and amortization                                  2.3%         2.0%

Operating income                                               2.8%         2.3%

Interest expense                                               1.7%         0.9%

Income from continuing operations                              0.6%         0.8%

      Revenue for the year ended December 31,1999 increased $28,259,000, or 21.7%, to $158,380,000 from $130,121,000 for the year ended December 31, 1998.
The increase included $5,800,000 contributed by the businesses acquired in 1999 as well as increased sales from the Company's existing operations.

      Cost of revenue increased $20,793,000, or 20.3% from $102,412,000 for 1998 to $123,205,000 in 1999. Stated as a percentage of revenue, these costs decreased to 77.8% for 1999 from 78.7% for 1998. This decrease reflects the Company's success in controlling costs and the impact of the synergies from companies acquired in 1999.

      As a result of the above, gross profit increased by $7,466,000 or 26.9%, from $27,709,000 in 1998 to $35,175,000 in 1999.

      SG&A increased by $5,002,000, or 22.6%, from $22,121,000 in 1998 to
$27,123,000 in 1999. As a percentage of revenue SG&A increased to 17.1% in 1999 compared to 17.0% of revenue in 1998.

      Depreciation and amortization increased by $1,083,000, or 41.8%, from $2,589,000 for 1998 to $3,672,000 for 1999 primarily due to amortization of the intangible assets, equipment and leasehold improvements related to the companies acquired in 1999.

      As a result of the above, operating income increased $1,381,000, or 46.0%, from $2,999,000 for the year ended December 31, 1998 to $4,380,000 for the year ended December 31, 1999. Stated as a percentage of revenue, operating income increased from 2.3% for 1998 to 2.8% for 1999.

      Interest expense increased by $1,513,000 from $1,218,000 in 1998 to $2,731,000 in 1999. The increase is primarily attributable to the debt incurred in connection with the 1999 acquisitions.

Liquidity and Capital Resources

      The Company's working capital decreased by $9,419,000 from $5,989,000 as of December 31, 1999 to a deficit of ($3,430,000) as of December 31, 2000. The decrease is a result of the Company's loss in 2000 plus the approaching maturities of certain of the notes issued to sellers in connection with the acquisitions consummated in 1998 and 1999.

      Cash and cash equivalents decreased slightly during 2000. Cash of $754,000 was provided from operations and $1,323,000 from net financing activities while $646,000 was used to acquire property and equipment. Cash used by the discontinued operations was $1,438,000.

      Capital expenditures amounted to $859,000, $746,000 and $1,547,000 for the years ended December 31, 2000, 1999 and 1998, respectively. These expenditures primarily upgraded and expanded computer system capability, expanded and improved Company facilities in the ordinary course of business and upgraded the Company fleet.

      Outstanding borrowings under the Company's revolving credit facility were $11,169,000 and $5,727,842 was outstanding in Standby Letters of Credit as of December 31, 2000. The Company also had $15,000,000 in principal outstanding under its 12% Senior Subordinated Notes ($14,081,000 net of un-amortized discount). The Company also had $150,000 of outstanding debentures, $468,000 of capital lease obligations and various equipment notes, $588,000 of debt related to litigation settlements and $8,230,000 of seller financed debt. The Company had $1,433,000 available under the revolving credit facility as of December 31, 2000.

      Management believes that cash flows from operations, the proceeds from the sale of Sureway and its borrowing capacity (see Note 9 of the accompanying notes to the consolidated financial statements) are sufficient to support the Company's operations and general business and capital liquidity requirements for the foreseeable future. However, the Company's 2000 financial results were impacted adversely by recent general labor shortages, fuel price increases, and increased insurance costs. So long as such factors continue into 2001, the Company expects to experience a negative impact on its profit margins and cash flows. No assurances can be given that such factors and other pressures on profits will not cause the Company to require additional capital and, if such need occurs, no assurances can be given that such capital will be available on terms satisfactory to the Company.

Inflation

      While inflation has not had a material impact on the Company's results of operations for the last three years, fluctuations in fuel prices can and do affect the Company's operating costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      CDL's major "market risk" exposure is the effect of changing interest rates. CDL manages its interest expense by using a combination of fixed and variable rate debt. At December 31, 2000, the Company's debt consisted of approximately $23,517,000 of fixed rate debt with a weighted average interest rate of 11.50% and $11,169,000 of variable rate debt with a weighted average interest rate of 9.06%. The amount of variable rate debt fluctuates during the year based on CD&L's cash requirements. Maximum borrowings of variable rate debt at any quarter end were $11,169,000. If interest rates on such variable rate debt were to increase by 90 basis points (approximately one-tenth of the rate at December 31, 2000), the net impact to the Company's results of operations and cash flows would be a decrease of approximately $87,000.

Item 8. Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
Report of Independent Public Accountants ..................................................     17

Consolidated Balance Sheets as of December 31, 2000 and 1999 ..............................     18

Consolidated Statements of Operations For The Years Ended December 31, 2000, 1999 and
    1998 ..................................................................................     19

Consolidated Statements of Changes in Stockholders' Equity For The Years Ended December 31,
    2000, 1999 and 1998 ...................................................................     20

Consolidated Statements of Cash Flows For The Years Ended December 31, 2000, 1999 and
    1998 ..................................................................................     21

Notes to Consolidated Financial Statements ................................................     22

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CD&L, Inc.:

We have audited the accompanying consolidated balance sheets of CD&L, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CD&L, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


ARTHUR ANDERSEN LLP

Roseland, New Jersey
April 25, 2001

                           CD&L, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS
                                                                                   December 31,
                                                                              ----------------------
                                                                                2000          1999
                                                                              --------      --------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                          $    319      $    326
  Accounts receivable, less allowance for doubtful accounts of $1,840
     and $1,195 in 2000 and 1999, respectively (Note 9)                         17,596        17,518
  Deferred income taxes (Notes 2 and 11)                                         1,369           876
  Prepaid expenses and other current assets (Note 5)                             1,548         2,673
  Net assets of discontinued operations (Note 3)                                 4,591         4,617
                                                                              --------      --------
     Total current assets                                                       25,423        26,010

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 6)                        2,841         4,321
INTANGIBLE ASSETS, net (Notes 2, 4 and 7)                                       20,666        22,375
NOTE RECEIVABLE FROM STOCKHOLDER, less allowance of $2,500
  and $0 in 2000 and 1999, respectively (Note 16)                                  408         1,315
SECURITY DEPOSITS AND OTHER ASSETS                                                 402           402
NET ASSETS OF DISCONTINUED OPERATIONS (Note 3)                                   8,045         8,090
                                                                              --------      --------
           Total assets                                                       $ 57,785      $ 62,513
                                                                              ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 9)                                              $ 11,169      $  7,188
  Current maturities of long-term debt (Note 9)                                  5,752         2,307
  Accounts payable                                                               4,316         4,435
  Accrued expenses and other current liabilities (Note 8)                        7,616         6,091
                                                                              --------      --------
     Total current liabilities                                                  28,853        20,021
                                                                              --------      --------
LONG-TERM DEBT, net of current maturities (Note 9)                              17,765        22,858
                                                                              --------      --------
DEFERRED INCOME TAXES PAYABLE (Notes 2 and 11)                                   1,159         1,625
                                                                              --------      --------
OTHER LONG-TERM LIABILITIES                                                        124           640
                                                                              --------      --------
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

STOCKHOLDERS' EQUITY (Notes 13, 14 and 15):
  Preferred stock, $.001 par value; 2,000,000 shares authorized; no
     shares issued and outstanding                                                  --            --
  Common stock, $.001 par value; 30,000,000 shares authorized,
     7,688,027 and 7,382,825 shares issued in 2000 and 1999, respectively            8             7

  Additional paid-in capital                                                    12,883        12,721
  Treasury stock, 29,367 shares at cost                                           (162)         (162)
  (Accumulated deficit) retained earnings                                       (2,845)        4,803
                                                                              --------      --------
      Total stockholders' equity                                                 9,884        17,369
                                                                              --------      --------
            Total liabilities and stockholders' equity                        $ 57,785      $ 62,513
                                                                              ========      ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           CD&L, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                         For the Years Ended December 31,
                                                       ------------------------------------
                                                         2000           1999         1998
                                                       ---------      --------     --------
Revenue (Note 2)                                       $ 170,079      $158,380     $130,121
Cost of revenue                                          135,616       123,205      102,412
                                                       ---------      --------     --------

  Gross profit                                            34,463        35,175       27,709

Selling, general and administrative expenses              33,978        27,123       22,121
Depreciation and amortization                              3,355         3,672        2,589
                                                       ---------      --------     --------

  Operating (loss) income                                 (2,870)        4,380        2,999

Other expense
  Interest expense                                         3,060         2,731        1,218
  Other expense, net                                       2,438            80           48
                                                       ---------      --------     --------
                                                           5,498         2,811        1,266
                                                       ---------      --------     --------

(Loss) income from continuing operations before
  (benefit) provision for  income taxes                   (8,368)        1,569        1,733
(Benefit) provision for income taxes
 (Notes 2 and 11)                                         (2,139)          619          658
                                                       ---------      --------     --------

(Loss) income from continuing operations                  (6,229)          950        1,075
                                                       ---------      --------     --------

Discontinued operations (Note 3)
  Income from discontinued operations, net of
  provision for income taxes of $796, $1,276 and
  $758, respectively                                       1,388         1,961        1,236
  Provision for loss on disposal of assets, net of
  benefit for income taxes of $125                        (2,807)           --           --
                                                       ---------      --------     --------
Net (loss) income from discontinued operations            (1,419)        1,961        1,236
                                                       ---------      --------     --------
   Net (loss) income                                   ($  7,648)     $  2,911     $  2,311
                                                       =========      ========     ========

Basic (loss) income per share:
  Continuing operations                                ($    .84)     $    .13     $    .16
  Discontinued operations                              ($    .19)     $    .27     $    .19
                                                       ---------      --------     --------
  Net (loss) income per share                          ($   1.03)     $    .40     $    .35
                                                       =========      ========     ========

Diluted (loss) income per share:
  Continuing operations                                ($    .84)     $    .12     $    .16
  Discontinued operations                              ($    .19)     $    .25     $    .18
                                                       ---------      --------     --------
  Net (loss) income per share                          ($   1.03)     $    .37     $    .34
                                                       =========      ========     ========

Basic weighted average common
  shares outstanding                                       7,430         7,214        6,662
                                                       =========      ========     ========
Diluted weighted average common
  shares outstanding                                       7,430         7,868        6,839
                                                       =========      ========     ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CD&L, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (in thousands, except share data)

                                                                                   (Accumulated
                                            Common Stock     Additional               Deficit)       Total
                                        -------------------   Paid-in    Treasury     Retained   Stockholders'
                                         Shares      Amount   Capital      Stock      Earnings      Equity
                                        ----------------------------------------------------------------------
BALANCE AT
       DECEMBER 31,1997                 6,666,884      $ 7     $ 9,026      $  --      ($  419)     $  8,614
Treasury shares acquired in
        connection with adjustment
       of purchase price of a
       business acquired                  (29,367)      --          --       (162)          --          (162)
Shares issued in connection with
       acquisitions of businesses         206,185       --         644         --           --           644
Net income                                     --       --          --         --        2,311         2,311
                                        ----------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 1998               6,843,702        7       9,670       (162)       1,892        11,407
Discount for warrants issued in
       connection with private
       placement                               --       --       1,265         --           --         1,265
Shares issued in connection with
       Employee Stock Purchase
       Plans                               73,172       --         251         --           --           251
Shares issued in connection with
       executive compensation              47,051       --         150         --           --           150
Shares issued in connection with
       acquisitions of businesses         389,533       --       1,385         --           --         1,385
Net income                                     --       --          --         --        2,911         2,911
                                        ----------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 1999               7,353,458        7      12,721       (162)       4,803        17,369
Shares issued in connection with
       Employee Stock Purchase
       Plan                               305,202        1         162         --           --           163
Net loss                                       --       --          --         --       (7,648)       (7,648)
                                        ----------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 2000               7,658,660      $ 8     $12,883      ($162)     ($2,845)     $  9,884
                                        ======================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CD&L, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         For The Years Ended December 31,
                                                                                        ----------------------------------
                                                                                          2000         1999          1998
                                                                                        -------      --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                     ($7,648)     $  2,911      $ 2,311
  Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations -
  Gain on disposal of equipment and leasehold improvements                                 (116)          (36)         (16)
  Income from discontinued operations                                                    (1,388)       (1,961)      (1,236)
  Loss on disposal of assets of discontinued operations                                   2,807            --           --
  Depreciation and amortization                                                           3,355         3,672        2,589
  Provision for doubtful note receivable                                                  2,500            --           --
  Provision for doubtful accounts                                                         1,995           522          558
  Deferred income tax (benefit) provision                                                  (959)          488          300
  Changes in operating assets and liabilities
      (Increase) decrease in -
          Accounts receivable                                                            (2,073)       (1,852)      (3,840)
          Prepaid expenses and other current assets                                       1,089        (1,927)         607
          Note receivable from stockholder, security deposits and other assets             (250)         (149)        (446)
      Increase (decrease) in -
          Accounts payable, accrued expenses and other current liabilities                1,438           115        1,061
          Other long-term liabilities                                                         4           (77)        (346)
                                                                                        -------      --------      -------
                 Net cash provided by operating activities of continuing
                     operations                                                             754         1,706        1,542
                                                                                        -------      --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                        (859)         (746)      (1,547)
  Proceeds from sales of equipment and leasehold improvements                               213           433           20
  Purchases of businesses, net of cash acquired                                              --        (3,360)      (7,233)
                                                                                        -------      --------      -------
                 Net cash used in investing activities of continuing operations            (646)       (3,673)      (8,760)
                                                                                        -------      --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                                                 3,981        (6,389)       6,217
  Proceeds from long-term debt                                                               --        15,000          150
  Repayments of long-term debt                                                           (2,821)       (3,487)      (3,238)
  Issuance of debt in connection with acquisition of assets included in
   discontinued operations (retained by continuing operations)                               --         2,170           --
  Issuance of common stock                                                                  163           401           --
  Deferred financing costs                                                                   --        (1,171)         (34)
                                                                                        -------      --------      -------
                 Net cash provided by financing activities of continuing operations       1,323         6,524        3,095
                                                                                        -------      --------      -------

CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                                       (1,438)       (4,514)       2,605
                                                                                        -------      --------      -------

                 Net (decrease) increase in cash and cash equivalents                        (7)           43       (1,518)
CASH AND CASH EQUIVALENTS, beginning of year                                                326           283        1,801
                                                                                        -------      --------      -------
CASH AND CASH EQUIVALENTS, end of year                                                  $   319      $    326      $   283
                                                                                        =======      ========      =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CD&L, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS:

CD&L, Inc. (the "Company") was founded in June 1994. In November 1995, simultaneous with the closing of the Company's initial public offering (the "Offering") separate wholly owned subsidiaries of the Company merged (the "Merger") with each of eleven acquired businesses. Consideration for the acquisition of these businesses consisted of a combination of cash and common stock of the Company, par value $0.001 per share. The assets and liabilities of the acquired businesses at September 30, 1995 were recorded by the Company at their historical amounts.

CD&L, Inc. and subsidiaries ("CDL") provides an extensive network of same-day ground delivery services to a wide range of commercial, industrial and retail customers. CDL operations currently are concentrated on the East Coast, with a strategic presence both in the Midwest and on the West Coast.

The consolidated financial statements included herein have been prepared on the basis that the Company will continue as a going concern. The Company suffered a loss from operations of $6,229 for the year ended December 31, 2000, and at December 31, 2000 and had a working capital deficit of $3,430,000. In addition, the Company was in violation of certain loan covenants that gave the Company's lenders the right to accelerate the due date of their loans. As discussed more fully in Note 9, the lenders and the Company have amended such agreements with respect to such defaults, which enabled the Company to be in compliance with such amended covenants and resulted in, among other revisions, a decrease in the Company's credit facility. In March 2001, the Company sold its Sureway division, and used the proceeds from the sale to pay down a portion of the Company's existing debt. Additionally, management has taken steps to mitigate the factors that led to the net loss in 2000, which arose as a result of increased labor, insurance and vehicle operating costs and increased selling, general and administrative expenses. Management believes that based upon the expected results of the above described actions that cash flow from operations and other available sources will be sufficient to meet its cash requirements in the next twelve months.

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

Stock Based Compensation -

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("Opinion 25"). CDL has elected to continue to account for employee stock-based compensation under Opinion 25 and provide the required pro forma disclosures as if the fair value based method of accounting under SFAS 123 had been applied (see Note 13).

Income (Loss) Per Share -

Basic earnings per share represents net income (loss) divided by the weighted average shares outstanding. Diluted earnings per share represents net income
(loss) divided by weighted average shares outstanding adjusted for the incremental dilution of common stock equivalents. Because of the Company's net loss for the year ended December 31, 2000, equivalent shares represented by 1,840 Stock Options and 505,955 Warrants would be anti-dilutive and therefore are not included in the loss per share calculation for the year ended December 31, 2000.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                              2000          1999          1998
                                           ---------     ---------     ---------
Basic weighted average common
  shares outstanding                       7,430,175     7,214,426     6,662,258
Effect of dilutive securities:
  Stock options and warrants                      --       648,952       175,249
  Employee stock purchase plan                    --         4,450         1,496
                                           ---------     ---------     ---------
Diluted weighted average common
  shares outstanding                       7,430,175     7,867,828     6,839,003
                                           =========     =========     =========

The following common stock equivalents were excluded from the computation of diluted Earnings Per Share because the exercise or conversion price was greater than the average market price of common shares -

                                                  2000        1999        1998
                                               ---------     -------     -------
Stock options                                  1,982,534     522,546     573,684
Subordinated convertible debentures              109,098     145,750     161,818
Seller financed convertible notes                593,333     593,333     685,470
                                               =========     =======     =======

Accounting Pronouncement -

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at fair value. This statement also requires that changes in derivative fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 will be effective for the Company's financial statements in the year effective January 1, 2001. The Company has not entered into any derivatives or hedging activities and, as such, does not anticipate any immediate impact of adoption on its financial statements.

Reclassifications -

Certain reclassifications have been made to the prior years' consolidated financial statements in order to conform to the 2000 presentation.

(3) DISCONTINUED OPERATIONS:

On December 1, 2000, the Company made a strategic decision to dispose of its air delivery business. On March 30, 2001, the Company consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc. ("Sureway"), its air delivery business. The selling price for the net assets was approximately $14,150,000 and is comprised of $11,650,000 in cash, a promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by the Company. The Note Receivable bears interest at the rate of 10.0% per annum, with only interest payable in monthly installments. The entire balance of principal, plus all accrued interest, is due and payable on March 30, 2006.

Accordingly, the financial position, operating results and the provision for loss on the disposition of the Company's air delivery business have been segregated from continuing operations and reclassified as a discontinued operation in the accompanying consolidated financial statements.

Results from the discontinued air delivery business were as follows (in thousands) -

                                           For the Eleven    For the Years Ended
                                         Month Period Ended     December 31,
                                          November 30, 2000   1999         1998
                                          -----------------  -------     -------

Revenue                                        $ 61,037      $66,184     $55,618
                                               ========      =======     =======

Income from discontinued
   operations, net of provision for income
   taxes of $796, $1,276 and $758 in
   2000, 1999 and 1998, respectively           $  1,388      $ 1,961     $ 1,236
                                               ========      =======     =======
Provision for loss on disposal of assets,
   net of benefit for income taxes of $125
   in 2000                                     ($ 2,807)     $    --     $    --
                                               ========      =======     =======

The income from discontinued operations includes allocated interest of $642,000, $460,000 and $4,000 for the eleven month period ended November 30, 2000 and the years ended December 31, 1999 and 1998, respectively. Such interest was allocated based upon the proportion of net assets employed in the discontinued operations to the total net assets of the Company..

The net assets of discontinued operations are comprised of the following (in thousands) -

                                                             December 31,
                                                       ------------------------
                                                         2000            1999
                                                       --------        --------

Current assets                                         $ 11,172        $ 10,827
Current liabilities                                      (6,581)         (6,210)
                                                       --------        --------
  Net current assets                                      4,591           4,617
                                                       --------        --------
Equipment and leasehold improvements, net                 2,243           2,303
Intangible assets, net                                    5,264           5,557
Other non-current assets, net                               538             230
                                                       --------        --------
  Net non-current assets                                  8,045           8,090
                                                       --------        --------
Net assets of discontinued operations                  $ 12,636        $ 12,707
                                                       ========        ========

As a result of the sale of its air delivery business, the Company now operates in only one reportable business segment.

(4) BUSINESS COMBINATIONS:

On February 16, 1999, CDL and its subsidiary, Sureway, entered into and consummated an asset and stock purchase agreement with Victory Messenger Service, Inc., Richard Gold, Darobin Freight Forwarding Co., Inc., ("Darobin") and The Trust Created Under Paragraph Third of the Last Will and Testament of Charles Gold (the "Trust"), (collectively "Gold Wings"), whereby Sureway purchased all of the outstanding shares of the capital stock of Darobin and certain of the assets and liabilities of the other sellers. The purchase price was comprised of approximately $3,000,000 in cash including estimated direct acquisition costs, $1,650,000 in a 7% subordinated note (the "Note") and 200,000 shares of CDL common stock at $3.875 per share. The Note is due April 16, 2001 with interest payable quarterly commencing April 1, 1999. The Note is subordinate to all existing or future senior debt of CDL. In addition, a contingent earn out in the aggregate amount of up to $520,000 is payable based on the achievement of certain financial goals during the two year period following the closing. The earn out is payable 55% in cash and 45% in CDL common stock. The net assets acquired in this transaction are included in net assets of discontinued operations in the accompanying financial statements. The obligations under the Note and earn out, however, remain with CDL following the sale of the air delivery business. During 2000 approximately $250,000 of the earn out was paid in cash and the remaining obligation under the earn out was reduced by approximately $100,000.

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

On April 30, 1999, CDL entered into and consummated an asset purchase agreement with its subsidiary, Clayton/National Courier Systems, Inc. ("Clayton/National") and Westwind Express, Inc., Logistics Delivery Systems, Inc., Fastrak Delivery Systems, Inc., Sierra Delivery Services, Inc., and Steven S. Keihner (collectively, "Westwind"), whereby Clayton/National purchased certain of the assets and liabilities of Westwind. The purchase price was comprised of approximately $2,650,000 in cash, $1,680,000 in various 7% subordinated notes (the "Westwind Notes") and 149,533 shares of CDL's common stock at $3.21 per share. The Westwind Notes are comprised of two-year notes due April 30, 2001 with a total principal amount of $1,200,000 and three-year notes due April 30, 2002 with a total principal amount of $480,000. Interest on the Westwind Notes is payable quarterly commencing July 31, 1999. The Westwind Notes are subordinate to all existing or future senior debt of CDL. In addition, a contingent earn out in the aggregate amount of up to $700,000 is payable based on the achievement of certain financial goals during the two year period following the closing. The earn out is payable 60% in cash and 40% in one year promissory notes bearing interest at a rate of 7% per annum having similar terms as the Westwind Notes referred to above. During 2000, the earn out was settled for $100,000 payable in twelve monthly cash installments commencing November 1, 2000.

On May 10, 1999, CDL entered into and consummated an asset purchase agreement (the "Skycab Purchase Agreement") with its subsidiary, Sureway, Skycab, Inc. and Martin Shulman (collectively, "Skycab"), whereby

Sureway purchased certain assets of Skycab. The purchase price was comprised of approximately $78,100 in cash. In addition, a contingent earn out is payable for sixteen quarters following the closing date. The amount of the earn out per quarter is the greater of either $6,250 or 15% of collected revenues for the three-month period then ended, as defined in the Skycab Purchase Agreement. The net assets acquired in this transaction are included in net assets of discontinued operations in the accompanying financial statements.

Any adjustments to the earn outs discussed above effect the goodwill recorded for the acquisition of the applicable company. The amortization of any additional goodwill and the conversion of any of the convertible notes payable into common stock will negatively affect the Company's future earnings per share.

CDL financed each of the above acquisitions using proceeds from its revolving credit facility with First Union Commercial Corporation. All of the above transactions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities have been made on the basis of the estimated fair value. The aggregate amount of goodwill recorded for the Gold Wings and Skycab acquisitions is approximately $5,200,000 and was to be amortized over 25 years and is now included in net assets of discontinued operations. The goodwill recorded for the Metro Parcel acquisition is approximately $1,100,000 to be amortized over 25 years. The goodwill for the Westwind acquisition is approximately $5,200,000 to be amortized over 40 years. The consolidated financial statements include the operating results of Gold Wings, Metro Parcel, Westwind, and Skycab from their respective acquisition dates.

The following summarized unaudited pro forma financial information was prepared assuming that the Metro Parcel and Westwind acquisitions occurred on the first day of such periods and include certain pro forma adjustments. This information is not necessarily indicative of the results the Company would have obtained had these events actually occurred on such dates or of the Company's actual or future results (in thousands, except per share amounts).

                                              For the Year        For the Year
                                                 Ended               Ended
                                           December 31, 1999   December 31, 1998
                                           -----------------   -----------------
                                              (Unaudited)         (Unaudited)
Revenue                                         $161,358            $139,056
Operating income                                   4,640               3,780
Income from continuing operations               $  1,009            $  1,253

Basic income per share from
  continuing operations                         $    .14            $    .19
Diluted income per share from
  continuing operations                         $    .13            $    .18

During 1998, the Company acquired four businesses in transactions accounted for as purchases. The total consideration paid in these transactions is contingent upon future activity and is estimated to aggregate $14,500,000, which consists of approximately $8,000,000 paid in cash and 206,185 shares of Common Stock at $3.44 per share. Of this amount, approximately $13,900,000 has been assigned to the excess of purchase price over net assets of businesses acquired (goodwill) and other intangible assets. The purchase price was subsequently reduced by approximately $921,000 during 1999 due to actual revenue not reaching projected revenue as stipulated in the purchase agreements. Accordingly, goodwill and seller financed debt were reduced by this amount to reflect the reduction in the purchase price. In addition, approximately $424,000 of additional costs were allocated to goodwill in 1999 related to these acquisitions. Final determinations of the individual acquisition costs will be made by May 2003. The results of the acquired businesses have been reflected in the accompanying consolidated statements of operations since their respective acquisition dates.

(5) PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following (in thousands) -

                                                                December 31,
                                                           ---------------------
                                                            2000           1999
                                                           ------         ------
Other receivables                                          $  150         $  513
Prepaid supplies and equipment deposits                        --            291
Prepaid insurance                                             152          1,158
Prepaid rent                                                   21             66
Prepaid income taxes                                        1,025            470
Other                                                         200            175
                                                           ------         ------
                                                           $1,548         $2,673
                                                           ======         ======

(6) EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following (in thousands) -

                                                                              December 31,
                                                                         ----------------------
                                                        Useful Lives       2000          1999
                                                        ------------     --------      --------
Transportation and warehouse equipment                   3-7 years       $  7,652      $  8,019
Office equipment                                         3-7 years          4,540         3,974
Other equipment                                          5-7 years            800           768
Leasehold improvements                                  Lease period        1,025           937
                                                                         --------      --------
                                                                           14,017        13,698
Less - accumulated depreciation and amortization                          (11,176)       (9,377)
                                                                         --------      --------
                                                                         $  2,841      $  4,321
                                                                         ========      ========
Leased equipment under capitalized leases (included above) consists of the following (in thousands) -

                                                                               December 31,
                                                                          ---------------------
                                                                           2000          1999
                                                                          -------       -------
Equipment                                                                 $ 2,872       $ 2,872
Less - accumulated depreciation                                            (2,554)       (1,981)
                                                                          -------       -------
                                                                          $   318       $   891
                                                                          =======       =======

The Company incurred capital lease obligations of $0 in 2000 and $564,000 in 1999 for vehicles and warehouse equipment.

(7) INTANGIBLE ASSETS:

Intangible assets (see Note 4) consist of the following (in thousands) -

                                                                                              December 31,
                                                                                         ----------------------
                                                                      Useful Lives         2000          1999
                                                                      ------------       --------      --------
Goodwill                                                              25 - 40 years      $ 21,914      $ 22,530
Non-compete agreements                                                 3 - 5 years            416           416
Customer lists                                                         3 - 5 years             53            65
Deferred financing costs and other                                     3 - 7 years          1,313         1,313
                                                                                         --------      --------
                                                                                           23,696        24,324
Less - accumulated amortization                                                            (3,030)       (1,949)
                                                                                         --------      --------

                                                                                         $ 20,666      $ 22,375
                                                                                         ========      ========

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following (in thousands) -

                                                                 December 31,
                                                             -------------------
                                                              2000         1999
                                                             ------       ------
Payroll and related expenses                                 $2,500       $3,122
Third party delivery costs                                    2,241        1,945
Insurance                                                       767           67
Professional fees                                               427          332
Interest                                                        310          219
Rent                                                             82           75
Legal judgments and settlements (See Note 12)                   455           --
Other                                                           834          331
                                                             ------       ------
                                                             $7,616       $6,091
                                                             ======       ======

(9) SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings -

At December 31, 2000 and 1999, the Company had a line of credit agreement for $22,500,000. Subsequent to year end, upon the closing of the sale of its air delivery business, the credit agreement was amended, reducing the maximum available amount to $15,000,000. The Company's short-term borrowings on its line of credit are as follows for the years ended December 31 (in thousands) -

                                                    2000       1999       1998
                                                    ----       ----       ----
End of year balance                               $11,169    $ 7,188    $13,577
Maximum amount outstanding during the year         14,000     14,600     13,600
Average balance outstanding during the year         9,700      5,600      7,800
Weighted average borrowing cost during the year       9.5%       9.8%       9.1%

Subsequent to December 31, 2000, CDL and First Union Commercial Corporation ("First Union") modified an agreement entered into in July 1997, establishing a revolving credit facility (the "First Union Agreement"). The First Union Agreement decreased the credit facility from $22,500,000 to $15,000,000 and modified other terms and conditions. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment and leasehold improvements and general intangibles of the Company and its subsidiaries. The First Union Agreement provides for both fixed and variable rate loans. Interest rates on fixed rate borrowings are based on LIBOR, plus 1.5% to 2%. Variable rate borrowings are based on First Union's prime lending rate (which was 9.50% at December 31, 2000), minus .25% to plus .25%. Based on eligible accounts receivable at December 31, 2000, $1,400,000 of the credit facility was available for future borrowings.

Under the terms of the First Union Agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions. The First Union Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At December 31, 2000 the Company was in compliance with all loan covenants.

Long-Term Debt -

On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants with three financial institutions. The notes bear interest at 12.0% per annum and are subordinate to all senior debt including the Company's credit facility with First Union. Under the terms of the notes, the Company is required to maintain certain financial ratios and comply with other financial conditions for which the Company was in compliance as of December 31, 2000. The notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire on January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $1,265,000 as a credit to additional paid-in-capital and a debt discount on the senior subordinated notes. The Company used the proceeds to finance acquisitions and to reduce outstanding short-term borrowings. Effective as of January 1, 2000, July 1, 2000, November 21, 2000 and March 30, 2001, the Company and the note holders modified the senior subordinated notes entered into on January 29, 1999 to change the financial ratios and conditions that the Company must comply with and increased the interest rate on the notes. The interest rate ranges from 13.0% to 15.0%, but is reduced back to 12.0% contingent upon the Company meeting certain operating and financial goals. In addition, the March 30, 2001 amendment required that the Company repay

$1,000,000 of the notes with the proceeds from the sale of its air delivery business as well as repay an additional $500,000 of the notes in 2001 and $500,000 in 2002.

Long-term debt consists of the following (in thousands) -

                                                                                      December 31,
                                                                                 ----------------------
                                                                                   2000          1999
                                                                                 --------      --------
Senior Subordinated Notes, net of un-amortized discount of $919 and
    $1,100, respectively                                                         $ 14,081      $ 13,900
10% Subordinated Convertible Debentures (a)                                           150           729
Capital lease obligations due through October 2004 with interest at rates
    ranging from 5.5% to 11.5% and secured by the related property                    385         1,048
Seller-financed debt on acquisitions, payable in annual and quarterly installments through December 2004. Interest is payable at rates
    ranging between 7% and 9%. (b)                                                  8,220         9,102
Various equipment and vehicle notes payable to banks and finance companies due through March 2003 with interest ranging from 8% to
    12.5% and secured by various assets of certain subsidiaries                        83           347
Debt due to former owners with weekly and quarterly principal and interest payments through May 2001 together with interest at rates ranging from
    8% to 10%                                                                          10            39
Debt due in settlement of certain litigation against the Company and certain affiliates with principal payments of $35,000 due monthly and the entire
    balance of principal, plus all accrued interest, due on August 1, 2001            588            --
                                                                                 --------      --------
                                                                                   23,517        25,165
Less - Current maturities                                                          (5,752)       (2,307)
                                                                                 --------      --------
                                                                                 $ 17,765      $ 22,858
                                                                                 ========      ========

(a) In September 1995, the Company issued $2,000,000 in the aggregate principal amount of its 8% Subordinated Convertible Debentures (the "8% Debentures"). On April 1, 1998 the Company converted $740,000 of the $2,000,000 of the 8% Debentures to 10% Subordinated Convertible Debentures (the "10% Debentures") and issued $150,000 of additional 10% Debentures. The remaining 8% Debentures, totaling $1,260,000 were repaid in August 1998. On August 1, 1999, the 10% Debentures were further amended extending the maturity date to August 21, 2001 and reducing the conversion price to $5.00 per share. An additional $150,000 of 10% Debentures were issued at that time and $311,250 of 10% Debentures were repaid. During 2000 $578,750 of 10% Debentures were repaid. The outstanding $150,000 of 10% Debentures are convertible into the Company's common stock at a conversion price of $5.00 per share, accrue interest at 10% per annum payable quarterly and mature on August 21, 2001. The 10% Debentures are redeemable, in whole or in part, without premium or penalty by the Company or by the holder at any time.

(b) In March 2001, the Company renegotiated the repayment terms of certain seller-financed debt. Upon maturity, the individual notes convert into four year term loans with principal and interest payments due monthly. The thirty-sixth payment will be a balloon payment of the remaining principal and interest due. Concurrent with this renewal, the interest rate increases from the original 7% to 9%.

The aggregate annual principal maturities of debt (excluding capital lease obligations) as of December 31, 2000 are as follows (in thousands) -

2001                                                                     $ 5,462
2002                                                                       1,808
2003                                                                       2,343
2004                                                                       1,438
2005                                                                          --
Thereafter                                                                12,081
                                                                         -------
  Total                                                                  $23,132
                                                                         =======

The Company leases certain transportation and warehouse equipment under capital lease agreements that expire at various dates. At December 31, 2000, minimum annual payments under capital leases, including interest, are as follows (in thousands) -

2001                                                                      $ 300
2002                                                                         91
2003                                                                          4
2004                                                                          3
                                                                          -----
  Total minimum payments                                                    398
Less - Amounts representing interest                                        (13)
                                                                          -----
  Net minimum payments                                                      385
Less - Current portion of obligations under capital leases                 (290)
                                                                          -----
  Long-term portion of obligations under capital leases                   $  95
                                                                          =====

(10) EMPLOYEE BENEFIT PLANS:

The Company adopted a 401(k) retirement plan during 1996 and merged all of the existing subsidiary plans into the newly adopted plan. Substantially all employees are eligible to participate in the plan and are permitted to contribute between 1% and 20% of their annual salary. The Company has the right to make discretionary contributions that will be allocated to each eligible participant. The Company did not make discretionary contributions for the years ended December 31, 2000, 1999 and 1998.

(11) INCOME TAXES:

Federal and state income tax (benefit) provision for continuing operations for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands) -

                                          2000              1999            1998
                                        -------            -----            ----
Federal-
  Current                               ($  988)           ($ 37)           $164
  Deferred                                 (962)             666             429
State                                      (189)             (10)             65
                                        -------            -----            ----
                                        ($2,139)           $ 619            $658
                                        =======            =====            ====

The differences in Federal income taxes provided and the amounts determined by applying the Federal statutory tax rate (34%) to (loss) income from continuing operations before income taxes for the years ended December 31, 2000, 1999 and 1998, result from the following (in thousands) -

                                                    2000         1999       1998
                                                  -------       -----       ----

Tax at statutory rate                             ($2,845)      $ 533       $589
Add (deduct) the effect of-
  State income taxes                                 (126)         (7)        43
  Reserve on deferred tax asset                       850          --         --
  Nondeductible expenses and other, net               (18)         93         26
                                                  -------       -----       ----
  (Benefit) provision for income taxes            ($2,139)      $ 619       $658
                                                  =======       =====       ====

The components of deferred income tax assets and liabilities, are as follows (in thousands) -

                                                                      December 31,
                                                                  --------------------
                                                                    2000         1999
                                                                  -------      -------
Deferred income tax assets -
  Current -
     Allowance for doubtful accounts                              $ 1,785      $   484
     Basis differential of items included in discontinued
       operations resulting in current deferred tax asset
       (retained by continuing operations)                            269          330
     Reserves and other, net                                          520           62
                                                                  -------      -------
         Total deferred income tax assets                           2,574          876
Valuation Reserve                                                  (1,000)          --
                                                                  -------      -------
          Net total deferred income tax assets                    $ 1,574      $   876
                                                                  =======      =======

Deferred income tax liabilities -
  Current -
     Reserves and other, net                                      $  (146)     $    --
     Basis differential of items included in discontinued
       operations resulting in current deferred tax liability
       (retained by continuing operations)                            (59)          --
                                                                  -------      -------
         Total current deferred income tax liabilities               (205)          --
                                                                  -------      -------
  Non-current -
     Trade receivables discount                                        --         (224)
     Accumulated depreciation and amortization                       (190)        (338)
     Cash to accrual differences                                      (72)        (216)
     Basis differential of items included in discontinued
       operations resulting in non-current deferred tax
       liability (retained by continuing operations)                   --         (117)
     Other                                                           (897)        (730)
                                                                  -------      -------
         Total non-current deferred income tax liabilities         (1,159)      (1,625)
                                                                  -------      -------
         Total deferred income tax liabilities                    ($1,364)     ($1,625)
                                                                  -------      -------
        Net deferred tax asset (liability)                        $   210      $  (749)
                                                                  =======      =======

(12) COMMITMENTS AND CONTINGENCIES:

Operating Leases -

The Company leases its office and warehouse facilities under non-cancelable operating leases, which expire at various dates through January 2007. The approximate minimum rental commitments of the Company, under existing agreements as of December 31, 2000, are as follows (in thousands) -

     2001                                                           $4,049
     2002                                                            3,352
     2003                                                            2,482
     2004                                                            1,484
     2005                                                            1,036
     Thereafter                                                        659

Rent expense related to operating leases amounted to approximately $10,769,000, $9,583,000 and $7,748,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Litigation -

In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. Securities and Mr. Brana have filed cross claims against certain defendants including the insurance brokers for certain of the policies at issue. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in the amount of up to $500,000 or such greater amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. (See Note 16) Mr. Brana has delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made on October 16, 2000, $325,000 plus interest is due in monthly installments ending July 1, 2001 and $325,000 plus interest is due on August 1, 2001. Interest will be charged at 10.5% per annum.

The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day ground delivery operations. In connection therewith the Company has recorded reserves of $455,000 and $0 as of December 31, 2000 and 1999, respectively. Management believes that none of these actions, including the action described above, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

Earn-Outs

Certain of the companies acquired by the Company are eligible to earn additional amounts, consisting of a combination of cash and notes payable, as adjustments to the purchase prices paid for those companies. At December 31, 1999, the Company had recorded an accrual for the estimated earn-outs for Goldwings, Westwind and Skycab in the amounts of $520,000, $700,000 and $100,000, in connection with recording their respective acquisitions. Due to applicable targets not being met, the earn outs for Everready Express and Manteca Enterprises were reduced by $242,000 and $679,000, respectively during 1999. The Company recorded an increase in purchase price for a settlement reached in connection with the acquisition of Metro Courier in the amount of $167,000 during 1999. At December 31, 2000, the Company had recorded an accrual for the estimated earn-outs for Goldwings and Westwind in the amounts of $170,000 and $75,000, in connection with their respective acquisitions. Due to applicable targets not being met, the earn outs for Goldwings and Westwind were reduced by $100,000 and $600,000, respectively during 2000.

(13) Stock Option Plans:

The Company has two stock option plans under which employees and independent directors may be granted options to purchase shares of Company Common Stock at or above the fair market value at the date of grant. Options generally vest in one to four years and expire in 10 years.

Employee Stock Compensation Program -

In September 1995, the Board of Directors adopted, and the stockholders of the Company approved the Company's Employee Stock Compensation Program (the "Employee Stock Compensation Program"). The Employee Stock Compensation Program authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to key employees of the Company, including those employees serving as officers or directors of the Company. The Company initially reserved 1,400,000 shares of Common Stock for issuance in connection with the Employee Stock Compensation Program. In June 1998 the Board of Directors adopted and the stockholders of the Company approved an additional 500,000 shares for issuance under the Employee Stock Compensation Program. In June 2000 the Board of Directors adopted and the stockholders of the Company approved the Year 2000 Employee Stock Compensation Program, which provided an additional 1,350,000 shares for issuance to key employees of the Company. The Employee Stock Compensation Programs are administered by a committee of the Board of Directors (the "Administrators") made up of directors who are disinterested persons. Options and awards granted under the Employee Stock Compensation Programs will have an exercise or payment price as established by the Administrators provided that the exercise price of incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. Unless otherwise specified by the Administrators, options and awards will vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant.

1995 Stock Option Plan for Independent Directors -

In September 1995, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1995 Stock Option Plan for Independent Directors (the "Director Plan"). The Director Plan authorizes the granting of non-qualified stock options to non-employee directors of the Company. The Company has reserved 100,000 shares of Common Stock for issuance in connection with the Director Plan. The Director Plan is administered by a committee of the Board of Directors (the "Committee"), none of whom will be eligible to participate in the Director Plan. The Director Plan provided for an initial grant of an option to purchase 1,500 shares of Common Stock upon election as a director of the Company, a second option to purchase 1,000 shares of Common Stock upon the one-year anniversary of such director's election and subsequent annual options for 500 shares of Common Stock upon the anniversary of each year of service as a director. In June 1998 the stockholders of the Company approved amendments to the Director Plan. The amendments replaced the annual stock option grants of the original plan with quarterly grants of 1,250 shares of stock options on the first trading day of each fiscal quarter commencing on October 1, 1997. In August of 1998 and February of 1999, the Committee approved further amendments to the Plan. These amendments replaced the time period to exercise vested options after a participating director has served as a director for a period of three consecutive years or more. The Director Plan was amended to provide that in the event any holder, who has served as a director for three or more consecutive years, shall cease to be a director for any reason, including removal with or without cause or death or disability, all options (to the extent exercisable at the termination of the director's service) shall remain exercisable by the holder or his lawful heirs, executors or administrators until the expiration of the ten year period following the date such options were granted.

Information regarding the Company's stock option plans is summarized below:

                                                                        Weighted
                                                          Number        Average
                                                            Of          Exercise
                                                          Shares         Price
                                                        ---------       --------
Shares under option:
  Outstanding at  December 31, 1997                       908,123       $ 7.80

    Granted                                               302,203       $ 2.85
    Exercised                                                  --           --
    Canceled                                              (56,011)      $11.81
                                                        ---------

  Outstanding at  December 31, 1998                     1,154,315       $ 6.34

    Granted                                               381,229       $ 3.15
    Exercised                                                  --           --
    Canceled                                              (75,225)      $ 8.92
                                                        ---------

  Outstanding at December 31, 1999                      1,460,319       $ 5.33

    Granted                                             1,522,500       $ 1.91
    Exercised                                                  --           --
    Canceled                                             (559,134)      $ 2.76
                                                        ---------

  Outstanding at December 31, 2000                      2,423,685       $ 3.77
                                                        =========

Options exercisable at:
  December 31, 1998                                       915,378       $ 6.35
                                                        =========       ======
  December 31, 1999                                     1,099,297       $ 6.08
                                                        =========       ======
  December 31, 2000                                     1,611,928       $ 4.57
                                                        =========       ======

At December 31, 2000, options available for grant under the Employee Stock Compensation Plans and the Director Plan total 893,815 and 32,500, respectively.

The following summarizes information about option groups outstanding and exercisable at December 31, 2000:

                                         Outstanding Options                               Exercisable Options
                        ---------------------------------------------------         -------------------------------
                           Number                                                     Number
                         Outstanding            Weighted           Weighted         Exercisable            Weighted
     Range of              As of                Average             Average            as of                Average
     Exercise           December 31,           Remaining           Exercise         December 31,           Exercise
      Prices                2000                  Life               Price              2000                 Price
------------------      -------------          ----------          --------         ------------           --------
    $0.563 -
       $1.438              15,000                 9.63               $1.00              15,000               $1.00
    $1.813 -
       $1.813             700,000                 9.45               $1.81             300,000               $1.81
    $2.000 -
       $2.313             520,085                 8.44               $2.12             296,648               $2.19
    $2.563 -
       $3.188             572,479                 7.66               $2.92             396,604               $2.83
    $3.250 -
       $13.000            616,121                 5.39               $8.25             603,676               $8.35
------------------      -------------          ----------          --------         ------------           --------

The Company adopted the provisions of SFAS 123 and has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net (loss) income and (loss) earnings per share is required, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998.

                                             2000          1999          1998
                                           --------      --------      --------
Weighted average fair value                $   1.83      $   2.33      $   2.25
Risk-free interest rate                        6.50%         6.00%         5.10%
Volatility factor                               140%           76%           99%
Expected life                               7 years       7 years      5.5 years
Dividend yield                                 None          None          None
                                           --------      --------      --------

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net (loss) income and (loss) income per share were as follows (in thousands, except per share data):

                                                    2000           1999          1998
                                                 ---------      ---------     ---------
(Loss) income from continuing operations -
as reported                                      ($  6,229)     $     950     $   1,075
Net (loss) income from discontinued
operations - as reported                            (1,419)         1,961         1,236
                                                 ---------      ---------     ---------
Net (loss) income - as reported                  ($  7,648)     $   2,911     $   2,311
                                                 =========      =========     =========
(Loss) income from continuing operations -
pro forma                                        ($  7,356)     $     533     $     576
Net (loss) income from discontinued
operations - pro forma                              (1,419)         1,961         1,236
                                                 ---------      ---------     ---------
Net (loss) income - pro forma                    ($  8,775)     $   2,494     $   1,812
                                                 =========      =========     =========

Basic (loss) income per share :
    Continuing operations - as reported          ($    .84)     $     .13     $     .16
    Discontinued operations - as reported        ($    .19)     $     .27     $     .19
                                                 ---------      ---------     ---------
   Net (loss) income per share - as reported     ($   1.03)     $     .40     $     .35
                                                 =========      =========     =========
    Continuing operations - pro forma            ($    .99)     $     .07     $     .08
    Discontinued operations - pro forma          ($    .19)     $     .27     $     .19
                                                 ---------      ---------     ---------
   Net (loss) income per share - pro forma       ($   1.18)     $     .34     $     .27
                                                 =========      =========     =========
Diluted (loss) income per share :
    Continuing operations - as reported          ($    .84)     $     .12     $     .16
    Discontinued operations - as reported        ($    .19)     $     .25     $     .18
                                                 ---------      ---------     ---------
   Net (loss) income per share - as reported     ($   1.03)     $     .37     $     .34
                                                 =========      =========     =========
    Continuing operations - pro forma            ($    .99)     $     .07     $     .08
    Discontinued operations - pro forma          ($    .19)     $     .25     $     .18
                                                 ---------      ---------     ---------
   Net (loss) income per share - pro forma       ($   1.18)     $     .32     $     .26
                                                 =========      =========     =========

(14) EMPLOYEE STOCK PURCHASE PLAN

Effective April 1, 1998, CDL adopted an Employee Stock Purchase Plan (the "Employee Purchase Plan") which was amended in 1999. The Employee Purchase Plan permitted eligible employees to purchase CDL common stock at 85% of the closing market price on the last day prior to the commencement or the end of the purchase period. The Employee Purchase Plan provided for the purchase of up to 500,000 shares of common stock. During 2000 and 1999, 305,202 and 73,172 shares were issued under the Employee Purchase Plan, respectively.

(15) SHAREHOLDER PROTECTION RIGHTS AGREEMENT

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

(16) RELATED PARTY TRANSACTIONS:

Leasing Transactions -

Certain subsidiaries of the Company paid approximately $523,000, $536,000 and $530,000 for the years ended December 31, 2000, 1999 and 1998, respectively, in rent to certain directors, stockholders or companies owned and controlled by directors or stockholders of the Company. Rent is paid for office, warehouse facilities and transportation equipment.

Note Receivable from Stockholder -

In connection with his indemnification to CDL under the terms of CDL's acquisition of Securities Courier Corporation ("Securities"), Mr. Vincent Brana has entered into a settlement agreement and executed a promissory note in the amount of $500,000 or such greater amount as may be due under the settlement agreement. The Company has agreed to advance certain legal fees and expenses related to certain litigation involving Securities, for which Mr. Brana has indemnified CDL. At December 31, 2000 and 1999 the Company had a receivable due from Mr. Brana totaling $2,908,000 and $1,315,000, respectively. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. The Company holds 357,301 shares of common stock as security for the promissory note. As of December 31, 2000, considering the current market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the promissory note, the Company has recorded a $2,500,000 reserve against the $2,908,000 receivable.

(17) RESTRUCTURING CHARGE:

During the fourth quarter of 1996, the Company recognized the impact of several non-recurring charges totaling $1,400,000. The restructuring charge included salary and contract settlements, abandonment of operating leases and other costs associated with management headcount reduction and other consolidation issues. At December 31, 1999, $69,000 was included in other current liabilities payable to a former director and stockholder of the Company or its subsidiaries. During 2000 all such amounts were paid.

(18) SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest and income taxes for the years ended December 31, 2000, 1999 and 1998 was as follows (in thousands) -

                                         2000             1999             1998
                                        ------           ------           ------
Interest                                $2,969           $2,666           $1,218
Income taxes                            $   33           $2,752           $  778
                                        ------           ------           ------

Supplemental schedule of non-cash financing activities for the years ended December 31, 2000, 1999 and 1998 was as follows (in thousands) -

                                                              2000      1999       1998
                                                             -----     ------     ------
Capital lease obligations incurred                           $  --     $  564     $   --
Seller financed debt related to purchase of businesses          --      4,752      5,670
Debt and capital leases assumed in connection with
   acquisitions                                                 --        787      1,699
Issuance of common stock in connection with acquisitions
of businesses                                                   --      1,385        644
Issuance of warrants in connection with private
   placement                                                    --      1,265         --
Adjustment of purchase price for businesses
   previously acquired, net                                    600        497         --

(19) QUARTERLY FINANCIAL DATA (UNAUDITED):

Unaudited quarterly financial data for the years ended December 31, 2000 and 1999 was as follows (in thousands, except per share amounts) -

                                                                 Quarter Ended
                                             -----------------------------------------------------
                                             March 31,     June 30,    September 30,  December 31,
                                             ---------     --------    -------------  ------------
Year ended December 31, 2000:
  Revenue                                    $ 42,903      $ 41,878      $ 43,040       $ 42,258
  Gross Profit                                  8,722         9,167         9,175          7,399
  (Loss) From Continuing Operations            (1,354)         (212)         (400)        (4,263)
  Net (Loss) Income                            (1,110)          128           116         (6,782)
  Basic (Loss) Income Per Share                  (.15)          .02           .02           (.89)
  Diluted (Loss) Income Per Share                (.15)          .02           .01           (.89)
  Basic Weighted Average Common Shares
  Outstanding                                   7,353         7,353         7,353          7,659
  Diluted Weighted Average Common Shares
  Outstanding                                   7,353         7,915         8,034          7,659

Year ended December 31, 1999:
  Revenue                                    $ 36,271      $ 38,905      $ 41,336       $ 41,868
  Gross Profit                                  7,523         8,797         9,502          9,353
  Income From Continuing Operations               106           385           225            234
  Net Income                                      342           735           903            931
  Basic Income Per Share                          .05           .10           .12            .13
  Diluted Income Per Share                        .05           .09           .11            .12
  Basic Weighted Average Common Shares
  Outstanding                                   6,939         7,246         7,311          7,360
  Diluted Weighted Average Common Shares
  Outstanding                                   7,447         7,962         8,023          8,040

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


      None.

                                    PART III


Item 10 Directors and Executive Officers of the Registrant

         Set forth below is the names and ages (as of February 1, 2001) of each of the directors and executive officers, the other positions and offices presently held by each such person within the Company, the period during which each such person has served on the Board of Directors of the Company, and the principal occupations and employment of each such person during the past five years. In each instance in which dates are not provided in connection with a director's business experience, such director has held the position indicated for at least the past five years.

         William T. Brannan, 52, Director since 1994. President and Chief Operating Officer of the Company since November 1994. From January 1991 until October 1994, Mr. Brannan served as President, Americas Region - US Operations, for TNT Express Worldwide, a major European-based overnight express delivery company. Mr. Brannan has 25 years of experience in the transportation and logistics industry.

         Michael Brooks, 46, Director since 1995. Mr. Brooks has served as the Southeast Region Manager of the Company since August 1996 and President of Silver Star Express, Inc. ("Silver Star"), a subsidiary of the Company, since 1995. Prior to the merger of Silver Star Express, Inc. into the Company, Mr. Brooks was President of Silver Star Express, Inc. since 1988. Mr. Brooks has 25 years of experience in the same-day ground and distribution industries. In addition, Mr. Brooks is currently a Director of the Express Carriers Association, an associate member of the National Small Shipment Traffic Conference and an affiliate of the American Transportation Association.

         Thomas E. Durkin III, 47, Director since 1999. Since January 2000, Mr. Durkin has served as a consultant to Waste Management Inc., a multibillion dollar publicly held international solid waste management company, and has returned as a partner to Durkin & Durkin, a New Jersey based law firm, with whom Mr. Durkin practiced as a partner from September 1978 until September 1997. From October 1997 through December 1999, Mr. Durkin served as area Vice President of Business Development of Waste Management Inc. In addition Mr. Durkin has served as a partner of two privately held real estate brokerage companies. Mr. Durkin graduated from Fordham University in 1975 and graduated Cum Laude from Seton Hall University School of Law in 1978.

         Jon F. Hanson, 64, Director since 1997. Mr. Hanson has served as the President and Chairman of Hampshire Management Company, a real estate investment firm since December 1976. From April 1991 to the present, Mr. Hanson has served as a director to the Prudential Insurance Company of America. In addition, Mr. Hanson currently serves as a director with the United Water Resources and the Orange and Rockland Utilities from April 1985 and September 1995, respectively.

         Marilu Marshall, 55, Director since 1997. Vice President Human Resources - North America for Estee Lauder Co. Inc. since October 1998. From November 1987 until September 1998, Ms. Marshall served as Senior Vice-President and General Counsel for Cunard Line Limited. Prior thereto, from July 1984 to September 1987 Ms. Marshall served as the Vice-President and General Counsel of GNOC, Corp., t/a Golden Nugget Hotel & Casino.

         Matthew Morahan, 51, Director since 2000. Mr. Morahan has been a private investor since 1997. From 1994 until 1997, Mr. Morahan served as Executive Vice President of the Macro Hedge Fund of Summit Capitol Advisors LLC. Prior thereto, Mr. Morahan served as Managing Director of the High Yield Department of Paine Webber Group from 1991 to 1994. From 1976 to



                                     III-1

1990, he served as Partner and Managing Director of Wertheim & Co. Mr. Morahan served as Vice President of the Corporate Bond Department for Hornblower & Weeks, Hemphill, Noyes & Co. from 1971 to 1976.

         John A. Simourian, 65, Director since 1999. Mr. Simourian has served as Chairman of the Board and Chief Executive Officer of Lily Transportation Corp. ("Lily"), a privately held truck leasing and dedicated logistics company, since 1958 when Mr. Simourian founded Lily. Lily currently employs approximately 750 employees and leases and or operates 4,000 vehicles out of 27 locations from New England to North Carolina. Mr. Simourian attended Harvard University where he received his undergraduate degree in 1957 and his graduate degree from the Harvard Business School in 1961. In 1982 Mr. Simourian was elected to the Harvard University Hall of Fame. Mr. Simourian also served in the United States Navy from 1957 to 1959.

         Albert W. Van Ness, Jr., 58, Director since 1995. Since February 1997 Mr. Van Ness has served as Chairman of the Board and Chief Executive Officer of the Company and, from May 1998 to November 1999, he served as acting Chief Financial Officer. Mr. Van Ness remains a Managing Partner of Club Quarters, LLC, a hotel development and management company, a position he has held since October 1992. From June 1990 until October 1992, Mr. Van Ness served as Director of Managing People Productivity, a consulting firm. Prior thereto, from 1982 until June 1990, Mr. Van Ness held various executive offices with Cunard Line Limited, a passenger ship and luxury hotel company, including Executive Vice President and Chief Operating Officer of the Cunard Leisure Division and Managing Director and President of the Hotels and Resorts Division. Prior thereto, Mr. Van Ness served as the President of Seatrain Intermodal Services, Inc., a cargo shipping company. Mr. Van Ness holds a Ph.D. in economics from Syracuse University.

         John S. Wehrle, 48, Director since 1997. Managing Director of Gryphon Holdings, L.P. since January 1999. From August 1997 to December 1998, Mr. Wehrle served as President and CEO of Heartland Capital Partners, L.P. Prior thereto, Mr. Wehrle served as Vice President and Head of Mergers & Acquisitions for A.G. Edwards & Sons, Inc. from July 1994 to July 1997. From 1989 to 1994 Mr. Wehrle served as Vice President-Financial Planning for The Dyson-Kissner-Moran Corporation where he was a key participant in acquisitions and corporate development. He also served as Managing Director of Chase Manhattan Bank, N.A. for three years from August 1986 to October 1989 where he was engaged in the execution of Leveraged Acquisitions. From 1976 to 1986 Mr. Wehrle held various positions with both Price Waterhouse and Touche Ross & Co. in both New York and London.

         Russell J. Reardon, 50, has served as Vice President - Chief Financial Officer since November 1999. Mr. Reardon previously had been Vice President - Treasurer of CDL since January 1999. Prior thereto, from September 1998 until January 1999 Mr. Reardon was Chief Financial Officer, Secretary and Vice President - Finance of Able Energy, Inc. a regional home heating oil supplier. From April 1996 until June 1998 Mr. Reardon was Chief Financial Officer, Secretary and Vice President - Finance of Logimetrics, Inc. a manufacturer of broad-band wireless communication devices.

         Jeremy Weinstein, 38, has served as Vice President - Controller since November 1999. Prior to his appointment, Mr. Weinstein served as the Company's Northeast Region Controller since March 1997 and before that was controller of the Company's Manhattan operation.

         Anthony Guzzo, 28, was appointed Assistant Treasurer in January 2001. Prior to his appointment, Mr. Guzzo served as the Company's Director of Financial Reporting since June 2000 and before that was a manager in the Consumer Products and Services Division of Arthur Andersen, LLP.


                                     III-2

         Mark Carlesimo, 47, has served as Vice President - General Counsel and Secretary of CDL since September 1997. From July 1983 until September 1997, Mr. Carlesimo served as Vice President of Legal Affairs of Cunard Line Limited. Prior thereto, from January 1980 to June 1983, Mr. Carlesimo served as Staff Counsel of Seatrain Lines, Inc., a cargo shipping company, and as counsel to Energy Equipment Leasing, Inc., a regional energy equipment leasing company.

                       SECTION 16(a) BENEFICIAL OWNERSHIP
                              REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission and to provide the Company with initial reports of ownership, reports of changes in ownership and annual reports of ownership of Common Stock and other equity securities of the Company. The initial Form 3 and one Form 4 reporting certain stock purchases in September 2000 for Mr. Matthew Morahan were filed late in July 2000 and December 2000 respectively. One Form 4 for Mr. Jon Hanson was filed late in November 2000 to report certain stock purchases made in August 2000. Based solely upon a review of such reports furnished to the Company by its directors and executive officers, the Company believes that all other Section 16(a) reporting requirements were timely fulfilled during 2000.

Item 11 Executive Compensation

         The following table summarizes certain information relating to compensation for services rendered during the years ended December 31, 1998, 1999 and 2000 to each person serving as the Chief Executive Officer of the Company and each of the Company's four other most highly paid executive officers whose compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                           Annual Compensation                         Long Term Compensation Awards (1)
                                           --------------------                        ---------------------------------
                                                                                           Securities
                                                            Other Annual    Restricted      Underlying      All Other
  Name and                             Salary     Bonus     Compensation   Stock Awards    Options/SARs    Compensation
Principal Position             Year     ($)        ($)        ($)(2)          ($)             (3)              ($)
------------------            ----    ------    ---------  -----------    ------------    -----------     ------------
Albert W. Van Ness, Jr          2000   280,198    75,000(4)     --              --           25,000            --
   Chairman and Chief           1999   150,000    75,000        --         150,000(5)        67,229            --
   Executive Officer            1998   125,000        --        --              --          220,000            --

William T. Brannan              2000   241,760   101,000        --              --          150,000            --
  President and Chief           1999   224,658    48,621        --              --           40,000            --
   Operating Officer            1998   215,000    96,750        --              --               --            --

Michael Brooks                  2000   193,454    10,380        --              --          150,000            --
  Distribution Group            1999   175,005    30,438        --              --           28,000            --
  President                     1998   166,333    12,540        --              --            2,000            --

Randall Catlin                  2000   193,288     6,560        --              --          150,000            --
Air Division President (6)      1999   196,671    22,160        --              --           28,000            --
                                1998   185,546        --        --              --               --            --

Russell Reardon (7) Chief       2000   167,231     5,975        --              --          150,000            --
Financial Officer               1999   120,085    15,675        --              --           27,500            --
                                1998        --        --        --              --               --            --

John Ovens(8)                   2000   198,333        --        --              --          150,000            --
   Courier Division             1999    41,300       900        --              --           15,000            --
   President                    1998        --        --        --              --               --            --


                                     III-3

---------------
(1) The Company did not grant any stock appreciation rights during the years ended December 31, 1998, 1999 and 2000 or make any long-term incentive plan pay-out during the years ended December 31, 1998, 1999 and 2000.

(2) Excludes certain personal benefits, the total value of which was less than the lesser of either $50,000 or 10% of the total annual salary and bonus for each of the executives.

(3) Comprised solely of incentive or non-qualified stock options. See "Stock Option Plans - Employee Stock Compensation Program and Year 2000 Stock Incentive Plan."

(4)      Additional bonus earned for extension of his employment agreement.

(5) The restricted stock award of 47,051 shares of the Company's Common stock was made on April 9, 1999 under the Company's Employee Stock Compensation Program and is not subject to forfeiture.

(6) Mr. Catlin's employment with the Company was terminated in connection with the sale of certain assets of the Company's subsidiary Sureway Air Traffic Corporation on March 30, 2001.

(7)      Mr. Reardon joined the Company on January 4, 1999.

(8) Mr. Ovens joined the Company on October 1, 1999 and terminated his employment on December 15, 2000.

Employment Agreements; Covenants-Not-To-Compete

         Effective as of January 5, 2000, Mr. Van Ness entered into an employment agreement with the Company (the "2000 Agreement") commencing upon termination of the employment agreement with the Company entered into on January 4, 1999. In January 2001, certain terms of the 2000 Agreement were modified by an Amendatory Agreement. The 2000 Agreement as amended provides for an annual salary of $325,000 from January 5, 2001 to January 4, 2002 and $350,000 per year from January 5, 2002 to the expiration of the 2000 Agreement. In the 2001 Amendment, Mr. Van Ness also agreed to the following reductions in his base salary: a 30% reduction for the period April 1, 2001 through June 30, 2001; a 40% reduction for the period July 1, 2001 through September 30, 2001; and a 50% reduction for the period October 1, 2001 through the expiration of the 2000 Agreement. For the period January 1, 2001 to June 30, 2001, Mr. Van Ness will serve as the Company's Chairman of the Board and Chief Executive Officer and/or such other title/titles as may be agreed upon between Mr. Van Ness and the Company. For the period July 1, 2001 to the expiration of the 2000 Agreement, Mr. Van Ness agreed to serve as the Chairman and/or such other title/titles as may be agreed upon between Mr. Van Ness and the Company, except for the office of Chief Executive Officer. The Amendatory Agreement also provided Mr. Van Ness with the right to receive an annual bonus equal to up to 100% of Mr. Van Ness' then-current base salary based upon the Company attaining certain targets and 1% of the net proceeds from the sale of one or more of the Company's divisions or subsidiaries during the period from January 1, 2001 through the expiration of the 2000 Agreement.

         The employment agreement provides that, in the event of a termination of employment by the Company for any reason other than "cause" or "disability" (as defined in the 2000 Agreement)

                                     III-4
or by Mr. Van Ness as a result of a material breach by the Company, then Mr. Van Ness will be entitled to receive for the remainder of the term all base salary due, all annual bonuses and all other benefits and prerequisites. In the event that Mr. Van Ness' employment terminates within 360 days of a "change in control" (as defined in the 2000 Agreement), Mr. Van Ness will be entitled to receive two times the sum of his then-current base salary and the highest annual bonus earned by him during his employment with the Company (subject to certain limitations under the Internal Revenue Code). Mr. Van Ness' new employment agreement is subject to certain non-competition, non-solicitation and anti-raiding provisions.

         Effective as of May 1, 2000 Messrs. Brannan, Brooks, Reardon, Catlin and Ovens entered into five year employment agreements with the Company. Salaries for those individuals under the agreement in 2000 were, respectively, $255,000, $200,000, $160,000, $195,000 and $200,000.

         Each agreement contains identical terms and conditions (other than salary) including covenants against competition and change in control provisions. The change in control provision provides that if the employment with the Company is terminated for any reason by either the employee or the Company within six months following a change in control of the Company, the employee will be entitled to receive a lump sum payment equal to two (2) times the sum of employee's then current base salary plus the highest approved bonus payment made to the employee during his employment with the Company (subject to certain limitations under the Internal Revenue Code). Each employment agreement also contains non-competition covenants that will continue for two years following termination of employment unless termination was by the Company without cause or by the employee as a result of a breach of the employment agreement by the Company in which event the covenants against competition will cease upon termination of employment.

         In connection with the termination of their employment, Mr. Ovens entered into a severance agreement with the Company. Mr. Ovens continued as a consultant for one-year with a minimum payment of $100,000, and 100,000 of his 150,000 stock options were vested. Mr. Ovens also will receive $100,000 if there is a change in control of the Company during the term of the consulting agreement. Mr. Catlin was paid a commission payment of $250,000 contingent upon the sale of Sureway Air Traffic Corporation and 100,000 of his 150,000 stock options were vested. He will receive an additional commission payment of $150,000 if there is a change in control within 6 months after the termination of his employment.

                               STOCK OPTION PLANS

Employee Stock Compensation Program and Year 2000 Stock Incentive Plan

         In September 1995 and in June 2000, the Board of Directors adopted, and the stockholders of the Company approved, the Employee Stock Compensation Program and the Year 2000 Stock Incentive Plan, respectively, (together, the "Stock Option Plans") in order to attract and retain qualified officers and employees of the Company, to facilitate performance-based compensation for key employees and to provide incentives for the participants in the Stock Option Plans to enhance the value of the Common Stock. The Stock Option Plans are administered by the Compensation Committee and authorize the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to key employees of the Company (approximately 130 in total) including those employees serving as officers or directors of the Company. The Company has reserved 1,900,000 shares of Common Stock for issuance in connection with the Employee Stock Compensation Program and 1,350,000 shares of Common Stock for issuance in connection with the 2000 Plan, of which approximately 1,018,815 shares from the plans remain available for grant. Options granted under the Stock Option Plans have an exercise price equal to the fair market value of the underlying Common Stock at the date of grant and vest over a four-year


                                     III-5
period unless otherwise agreed by the Compensation Committee of the Board of Directors at the time of grant.

Stock Option Plan for Independent Directors

         Outside directors receive options under the Company's 1995 Stock Option Plan for Independent Directors (the "Director Plan"). The purpose of the Director Plan is to help the Company attract and retain the most qualified available individuals to serve as independent directors of the Company and to encourage the highest level of participation by those persons in the Company's achievement of its strategic goals. Under the Director Plan, an independent director is granted an option to purchase 1,250 shares of Common Stock on each Quarter Date, meaning the first day on which the Common Stock is traded on the American Stock Exchange in January, April, July and October of each year. The purchase price per share of Common Stock covered by each option is the fair market value of a shares of Common Stock on the date the option is granted.

         An option granted to an independent director under the Director Plan becomes fully exercisable as to 100% of the shares of Common Stock covered thereby one year after the date of grant and may be exercised as to any or all full shares of Common Stock as to which such option is then exercisable. The term of each option is ten years from the date of grant. In order to be eligible to participate in the Director Plan on any Quarter Date, a director must not be an employee as of such Quarter Date.

         The following table summarizes certain information relating to the grant of stock options to purchase Common Stock to each of the executives named in the Summary Compensation Table above.


                   OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)
                               Individual Grants

--------------------------------------------------------------------------------

                                                   Percent of Total
                                                    Options/SARs
                                  Securities        Granted to          Exercise or
                                 Options/SARs      Employees in         Base Price     Expiration     Grant Date
Name                             Granted (#)       Fiscal Year (2)       ($/sh)          Date         Value $(3)
----                             -----------       ---------------      -----------    ----------    ------------
Albert W. Van Ness                    25,000                1.9%          3.625         1/5/10         $ 85,975
William T. Brannan                   150,000               11.3%          1.813         6/14/10        $261,505
Michael Brooks                       150,000               11.3%          1.813         6/14/10        $261,505
Randall Catlin                       150,000               11.3%          1.813         6/14/10        $261,505
Russell Reardon                      150,000               11.3%          1.813         6/14/10        $261,505
John Ovens                           150,000               11.3%          1.813         6/14/10        $261,505


(1) The Company did not grant any stock appreciation rights in 2000.

(2) Options covering a total of 1,322,500 shares of Common Stock were granted under the Employee Stock Compensation Program in 2000.

(3) The present value of the options granted was determined using the Black-Scholes pricing model and based on the following assumptions: the risk free interest was 6.5%, the expected term of the option was 7 years, the volatility factor was 140% and the dividend yield was 0.



                                     III-6

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES (1)
                              Value of Unexercised


                                                               Number of Securities       In-The-Money
                                 Shares                      Underlying unexercised      Options/SARs at
                                Acquired                     Options/SARs at FY-End      FY-End($)(3)
                                   On              Value     -----------------------     ----------------
                                Exercise        Realized         (#) Exercisable/       (#) Exercisable/
      Name                      (#) (2)         ($) (2)          Unexercisable            Unexercisable
      ----                      -------         -------          ----------------       -----------------
Albert W. Van Ness, Jr.             --              --           622,814/622,814              - / -
William T. Brannan                  --              --           261,166/135,666              - / -
Michael Brooks                      --              --            203,461/79,961              - / -
Randall Catlin (4)                  --              --            204,084/81,834              - / -
Russell Reardon                     --              --            177,500/58,750              - / -
John Ovens (5)                      --              --           100,000/100,000              - / -

------------------

(1)      No stock appreciation rights have been granted by the Company.

(2)      No options were exercised in 2000.

(3) As of December 29, 2000, the fair market value of a share of Common Stock (presumed to equal the closing sale price as reported on the American Stock Exchange) was $.437.

(4)      Employment terminated on March 30, 2001.

(5)      Employment terminated on December 15, 2000.

Employee Stock Purchase Plan

         The Company has an employee stock purchase plan ("ESPP") intended to meet the qualification for such a plan under applicable federal income tax laws. The Company's ESPP was designed to provide employees of the Company with an incentive to continue devoting their best efforts to the success of the Company, and to afford the employees the opportunity to obtain a proprietary interest in the continued growth and prosperity of the Company by purchasing shares of Common Stock through payroll deductions. The number of shares available for purchase under the ESPP as of December 31, 2000 was 121,626 shares of Common Stock.

         During the period when employees are permitted to make purchases, the purchase price of the shares of Common Stock will be equal to 85% of the lesser of:

o the per share "Market Price" (as defined in the ESPP) at the close of the business day prior to the beginning of the Purchase Period (as defined in the ESPP); or

o        the per share Market Price on the last day of the Purchase Period.


                                     III-7

         In the event of a merger, consolidation or sale of substantially all of the Company's assets, or other reorganization in which the Company is not the surviving or acquiring corporation or in which the Company becomes a wholly-owned subsidiary of another company, the Board of Directors will in good faith, in its sole discretion seek to have the surviving or acquiring corporation adopt the ESPP or, to the extent that rights granted under the ESPP are not deemed to be granted until the last day of the applicable Purchase Period, to settle the participating employees' rights by payment of cash or other consideration. If neither can be arranged or if the Company is liquidated or dissolved (other than pursuant to a sale of assets or other reorganization), each participant may elect to (a) have the funds previously credited to his account through payroll deductions applied in whole or in part toward the purchase of a whole number of shares of Common Stock, or (b) have the funds previously credited to his account through payroll deductions refunded to him in cash, without interest.


                        REPORT OF COMPENSATION COMMITTEE
                            ON EXECUTIVE COMPENSATION

Overview

         The Company did not conduct any operations prior to November 1995 when it acquired 11 companies (the "Subsidiaries") in the same-day and air delivery and logistics services business (the "Combination"). As part of the Combination, the Company entered into employment agreements with certain senior officers of the Subsidiaries. In addition, the Company had previously entered into an employment agreement with William T. Brannan prior to the Combination. The employment agreement with Mr. Brannan was the product of arms-length negotiation between Mr. Brannan and a committee of senior officers of the Subsidiaries.

         Accordingly, when the Compensation Committee was formed upon the consummation of the Company's initial public offering in November 1995, all executive officers were subject to long-term (generally five year) employment agreements which fixed the salaries and benefits (including stock options) to be initially granted. Those contracts expired in 2000, and the Compensation Committee was concerned during the year about retaining key management on a long term basis. Mr. Van Ness also had an employment contract that expired in January 2000. Accordingly, the Company entered into new agreements with all key management during the year.

         In approaching new employment agreements for Mr. Van Ness and the other named executive officers, the Compensation Committee viewed compensation of executives as having three distinct parts, a current compensation program, a set of standard benefits and a long-term benefit program. The current compensation element focuses upon the executive officer's salary and is designed to provide competitive reimbursement for services rendered. The Company's standard benefit package consists primarily of health insurance benefits and eligibility for annual bonuses based upon performance. The long-term benefit element is reflected in the grants of stock options. During 2000, the Compensation Committee also approved the adoption of the Year 2000 Stock Incentive Plan to make options for an additional 1,350,000 shares available for grant to ensure that the Company could continue to provide stock options at levels at appropriate levels to incentivize officers and other key employees.

Base Salary

         Base salaries for the five highest paid executive officers of the Company for 2000 ranged from $167,000 to $280,000. Under the new employment agreements, base pay was established at levels that were considered appropriate to retain the Company's experienced management team and to be at competitive levels. While base pay is important, the Company's compensation package also attempts to place significant emphasis on other areas of compensation. Executive



                                     III-8
officers understand that significant opportunities for substantial compensation lay in annual bonus compensation and appreciation in the value of stock options.

Annual Incentive Plan

         The incentive plan is designed to provide current compensation to selected key employees who contribute in a substantial degree to the success of the Company. Pursuant to the plan, executives selected by the Compensation Committee (with the advice of the Chief Executive Officer) are entitled to cash bonuses in the event that the Company achieves certain performance targets based upon sales volume, levels of responsibility and goals. In addition, the Chief Executive Officer is entitled under his employment contract to a bonus based on performance goals set with the Compensation Committee. Mr. Van Ness did not earn a bonus for performance in 2000. The other named executives earned modest bonuses ranging from $5,975 to $10,380 for the year.

Long-Term Incentive Plan

         A shareholder-approved long-term incentive plan consisting of the grant of stock options to key employees under the Company's 1995 Employee Stock Compensation Program and the Year 2000 Stock Incentive Plan (the "Program") is designed to focus executive efforts on the long-term goals of the Company and to maximize total returns to stockholders. Stock options align the interest of employees and stockholders by providing value to the executive through stock price appreciation only. During 2000, the Company granted a total of 1,322,800 stock options to key employees under the Program. The stock options granted during 2000 were granted at fair market value as of the date of grants, which varied from $0.563 per share to $3.875 per share. The Compensation Committee believed that with the five year employment agreements of certain members of the top management of the Company expiring in 2000, and to retain recent additions to senior management, significant stock option grants were required in 2000. Mr. Van Ness was granted options for 25,000 shares in 2000 less than the other named executives as he already had a significant equity and option stake in the Company.

         It is anticipated that future stock option awards will be made at the discretion of the Plan Committee (with the advice of the Chief Executive Officer).

         All of the named officers have change in control provisions as part of their employment agreements, which generally provide for two times base salary plus the highest annual bonus as a payment on a change in control which contain identical terms. The Compensation Committee thought it was important for the Company to enter into these arrangements in order to provide security to these officers in the event of a change in control (as defined), to promote their continued affiliation with the Company and to protect both the Company and the shareholders by assuring continuity during a transition period related to any change in control.

2000 Chief Executive Officer Pay

         On January 5, 2000 Mr. Van Ness entered into a three year employment agreement. The terms of the employment agreement include an annual base salary of $300,000 for the year 2000 with subsequent annual increases of $25,000, participation in the Company's executive bonus program based on the achievement of certain goals established by the Board of Directors and stock option grants covering 25,000 shares of the Company's Common stock on each of January 2000, January 2001 and January 2002. In January 2001, at the request of Mr. Van Ness, Mr. Van Ness' employment agreement was amended to limit the term of his obligation to serve as the Company's Chief Executive Officer until June 30, 2001. Beginning July 1, 2001 until the expiration of his employment, Mr. Van Ness will serve only as the Company's Chairman, and/or such other title/titles as may be agreed upon between the Company and Mr. Van Ness, which position shall not be the Chief Executive Officer. Mr. Van Ness' annual base salary was subject to a 30% reduction from April 1, 2001 to June 30, 2001; a 40% reduction from July 1, 2001


                                     III-9
through September 30, 2001; and a 50% reduction from October 1, 2001 to the expiration of his employment agreement to reflect his reduced responsibilities. In addition to his base salary, Mr. Van Ness may receive a bonus up to 100% of his base salary for the applicable year, if the Company attains certain performance goals. If the Company sells one or more divisions or subsidiaries during the period from January 1, 2001 to the expiration of his employment agreement, Mr. Van Ness is entitled to receive an amount equal to 1% of the net proceeds from such sale. If Mr. Van Ness' employment is terminated without cause, Mr. Van Ness will be paid and receive other employee benefits through the remaining term of the agreement. If Mr. Van Ness' employment is terminated due to a change in control of the Company, Mr. Van Ness would be paid a lump sum amount equal to two times his base annual salary and his highest bonus compensation earned by Mr. Van Ness during his employment with the Company. All stock options granted to Mr. Van Ness as a part of his employment agreements described above are exercisable for a period of ten years from the date of grant and are not subject to forfeiture. The Compensation Committee believed that Mr. Van Ness was entitled to a significant commitment from the Company, both in the short term through additional salary and in the long term through additional options and contract length because of his outstanding leadership and significant contributions to the Company.

         This report shall not be deemed incorporated by reference by any general statement incorporating this Annual Report by reference to any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, and shall not be deemed filed under either of such acts except to the extent that the Company specifically incorporates this information by reference.

         This report is furnished by the Compensation Committee of the Board of Directors.


                             Marilu Marshall, Chair
             Thomas E. Durkin III Matthew J. Morahan John S. Wehrle

                               PERFORMANCE GRAPH

         The following chart compares the cumulative total shareholder return on the Company's Common Stock to the cumulative total return of the Standard & Poor's 500 Stock Index and the Dow Jones Transportation Index for the Year 1996, 1997, 1998, 1999 and 2000, assuming the investment of $100 on December 31, 1995 and the reinvestment of all dividends since that date to December 31, 2000.

                                            S&P 500          Dow Jones
    Date                  CD&L             Index        Transportation Index
    ----                 ------           --------      --------------------
   Dec-95                 100.0             100.0              100.0
   Mar-96                  61.4             106.5              105.3
   Jun-96                  54.5             107.9              109.7
   Sep-96                  50.0             108.0              113.0
   Dec-96                  40.9             114.1              121.4
   Mar-97                  18.2             115.5              124.3
   Jun-97                  20.5             131.3              140.8
   Sep-97                  25.6             140.6              145.7
   Dec-97                  22.7             141.5              148.7
   Mar-98                  40.3             151.1              162.1
   Jun-98                  40.3             143.6              165.5
   Sep-98                  34.1             128.5              156.4
   Dec-98                  28.7             141.5              176.3
   Mar-99                  29.5             146.5              181.4
   Jun-99                  35.2             153.3              188.4
   Sep-99                  27.3             132.3              182.1
   Dec-99                  34.1             133.9              196.3
   Mar-00                  23.3             132.4              199.2
   Jun-00                  13.6             130.3              196.6
   Sep-00                   5.1             136.8              196.0
   Dec-00                   4.0             154.0              188.2



                                     III-10

         The performance of the Company's Common Stock reflected above is not necessarily indicative of the future performance of the Common Stock. The total return on investment (change in the year-end stock price plus reinvested dividends) for the period shown for the Company, the S&P 500 Index and the Dow Jones Transportation Index is based on the stock price or composite index at December 31, 1996. In prior years, the Company used the S&P Transportation Index. Such Index was not as readily available to the Company this year. The Dow Jones Transportation Index was down 1% for the year; the S&P Transportation Index was up 18.5% for the year.

         The performance chart which appears above shall not be deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filing under the Securities Act of 1933, as amended, or under the Exchange Act of 1934, as amended, and shall not be deemed filed under either of such Acts except to the extent that the Company specifically incorporates this information by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management

         Based upon information available to the Company, the following stockholders beneficially owned more than 5% of the Common Stock as of April 20, 2001.

 NAME AND ADDRESS OF               NUMBER OF SHARES             PERCENT OF
  BENEFICIAL OWNER                BENEFICIALLY OWNED              CLASS
-----------------------           -------------------         ------------
Albert W. Van Ness, Jr.              726,974(1)                    8.8%
80 Wesley Street
South Hackensack,
New Jersey  07606

Thomas LoPresti                      638,708(2)                    8.7%
24-30 Skillman Avenue
Long Island City,
New York  11101

William T. Beaury                    638,708(2)                    8.7%
3 Fairway Court
Upper Bronxville,
New York  11771

Vincent Brana                        368,839(3)                    5.0%
80 Wesley Street
South Hackensack,
New Jersey 07606


--------------------

(1) Includes 647,814 shares of Common Stock issuable upon the exercise of options pursuant to the Employee Stock Compensation Program which are exercisable within 60 days of April 20, 2001.

(2) Includes 638,708 shares of Common Stock held by a company which is jointly owned by Mr. Beaury and Mr. LoPresti, each of whom may be deemed to be the beneficial owner of all of such shares.

(3) Includes 11,538 shares of Common Stock issuable upon the exercise of options pursuant to the Employee Stock Compensation Program which are exercisable within 60 days of April 20, 2001.


                                     III-11

                        SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth information as of April 20, 2001 with respect to beneficial ownership of the Common Stock by (i) each director, (ii) each executive named in the Summary Compensation Table (the "Named Executives") and (iii) all executive officers and directors as a group. Unless otherwise indicated, the address of each such person is c/o CD&L, Inc., 80 Wesley Street, South Hackensack, New Jersey 07606. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.


                       Amount of Beneficial Ownership (1)

                                                                         Shares
                                                                        Issuable
                                                   Shares Issuable        Upon
                                                   Upon Conversion     Exercise of                    Percentage
    Name                            Shares         of Debentures     Stock Options  Total Shares       Owned
    ----                           ----------      ----------------  -------------  ------------      ----------
Albert W. Van Ness, Jr.              79,160               -             647,814         726,974           8.8%
William T. Brannan                  113,796               -             185,666         299,462           3.8
Michael Brooks                      251,955(2)            -             129,961         381,916           4.9
Thomas E. Durkin, III                  -                  -              10,000          10,000             *
Jon F. Hanson                        59,000(3)            -              18,750          77,750             *
Marilu Marshall                        -                  -              18,750          18,750             *
Matthew J. Morahan                  131,308               -               5,000         136,308           1.8
John A. Simourian                      -                  -              10,000          10,000             *
John S. Wehrle                         -                  -              17,500          17,500             *
Randall Catlin(1)(4)                112,317               -             100,000         222,317           2.9
Russell J. Reardon                   30,117               -             108,750         138,867           1.8
All executive officers as a         839,141               -           1,313,072       2,152,213         24.0%
group (13 persons)

--------------------
* Less than 1%

(1) Includes options granted pursuant to the Employee Stock Compensation Program and the Director Plan, which are exercisable within 60 days of April 20, 2001.

(2)      Includes 3,500 shares held by Mr. Brooks' wife.

(3) Represents 59,000 shares held by Ledgewood Employees Retirement Plan of which Mr. Hanson is a beneficiary.

(4) As of the date of this Annual Report, Mr. Catlin is no longer an executive officer of the Company. His employment with the Company was terminated in connection with the sale of certain assets of the Company's subsidiary Sureway Air Traffic Corporation.

Item 13 Certain Relationship and Related Transactions

Sale of Assets of the Company's Air Freight Division

         William T. Beaury, an 8.7% shareholder of the Company's stock is the president and holds an ownership interest in the purchaser of the assets of the Company's subsidiary, Sureway Air Traffic Corporation ("Sureway"). Pursuant to a certain Asset Purchase Agreement dated as of March 7, 2001, by and between Sureway and the purchaser ("Asset Purchase Agreement"), and



                                     III-12
upon consummating the transactions contemplated in the Asset Purchase Agreement on March 30, 2001, the Company received a total of $14,150,000 from the purchaser for the sale of substantially all of the assets of Sureway. The total sale price is comprised of $11,650,000 in cash, a promissory note for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by the Company. The terms of the Asset Purchase Agreement were negotiated at arms-length and approved by the Company's Board of Directors. The Company reduced the amount of its senior credit facility with the proceeds from the sale of Sureway's assets.

Real Estate Transactions

         Mr. Brooks and members of his immediate family own various real estate partnerships which lease properties to Silver Star, a Subsidiary of the Company for use as terminals in Miami, Florida, Atlanta and Valdosta, Georgia and Dayton, Ohio. In 2000, Silver Star paid approximately $117,000 in rent for these properties. As of January 1, 2001, the Company is obligated to pay rentals of approximately $117,000 for these properties, which the Company believes to be the fair market rental value of the properties.

         Mr. Brana has an interest in Sparta Truck and Auto Leasing Corp. ("Sparta"). Sparta leases vehicles to Securities Courier Corporation, a subsidiary of the Company. During 2000, Securities Courier Corporation paid approximately $183,000 in lease payments to Sparta. As of January 1, 2001, Securities Courier Corporation was obligated to make lease payments to Sparta in approximately the same amount, which the Company believes to be fair market value for such lease payments.



                                     III-13

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

      See Item 8. Financial Statements and Supplementary Data.

(a)(2) Financial Statement Schedules

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                            Page
                                                                            ----
CD&L, INC. AND SUBSIDIARIES:
   Schedule II - Valuation and Qualifying Accounts -
       For the years ended December 31, 2000, 1999 and 1998..................S-1

      All other schedules called for by Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(a)(3) Exhibits

      The Exhibits listed in (b) below are filed herewith.

(b) Exhibits

   Exhibit
    Number                               Description
   -------                               -----------
      3.1         Second Restated Certificate of Incorporation of CD&L, Inc.
                  (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

      3.2 Certificate of Amendment of Second amended and Restated Certificate of Incorporation of CD&L, Inc. (filed as Exhibit
                  3ci) to the Company's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

      3.3 Amended and Restated By-laws of CD&L, Inc. amended through November 6, 1997.

      4.1 Form of certificate evidencing ownership of Common Stock of CD&L, Inc. (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

      4.2 Instruments defining the rights of holders of the Company's long-term debt (not filed pursuant to Regulation S-K Item 601((b)(4)(iii); to be furnished to the Commission upon request).

      4.3         CD&L, Inc. Shareholder Protection Rights Agreement (filed as
                  Exhibit 4.1 to the Company's Form 8-K dated December 27, 1999 and incorporated herein by reference).

     10.1         CD&L, Inc. Employee Stock Compensation Program (filed as
                  Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

     10.2 CD&L, Inc. 1995 Stock Option Plan for Independent Directors as amended and restated through March 31, 1999 (filed as Exhibit A to the Company's 1999 Proxy Statement and incorporated herein by reference).

     10.3 CD&L, Inc. Year 2000 Stock Incentive Plan (filed as Exhibit A to the Company's 2000 Proxy Statement and incorporated herein by reference).

     10.4 Loan and Security Agreement, dated July 14, 1997 By and Between First Union Commercial Corporation and CD&L, Inc. and Subsidiaries (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and incorporated herein by reference) (hereinafter "First Union Credit Agreement").

     10.5         Amendment dated March 30, 2001 to First Union Credit
                  Agreement.

     10.6 Senior Subordinated Loan Agreement dated as of January 29, 1999 with Paribas Capital Funding, LLC, Exeter Venture Lenders, L.P. and Exeter Capital Partners IV, L.P. (filed as
                  Exhibit 99.3 to the Company's Current Report on Form 8-K/A filed on July 23, 1999 and incorporated herein by reference) (hereinafter "Paribas Agreement")

     10.7 Warrant Agreement dated as of January 29, 1999 with Paribas Capital Funding, LLC, Exeter Venture Lenders, L.P. and Exeter Capital Partners IV, L.P. (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K/A filed on July 23, 1999 and incorporated herein by reference)

     10.8         Amendment dated March 30, 2001 to the Paribas Agreement.

     10.9 Form of Employment Agreement, dated as of May 1, 2000, with William T. Brannan (Employment agreements of Michael Brooks, Randy Catlin and Russ Reardon are in the same form).

     10.10 Employment Agreement, dated as of September 15, 1995, with Jeremy Weinstein (filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

     10.11 Employment Agreement, dated as of September 15, 1995, with Randy Catlin (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

     10.12 Amendment to Albert W. Van Ness, Jr. Employment Agreement dated March 15, 2001.

     10.13 Employee Stock Purchase Program (filed as Exhibit B to the Company's 2000 Proxy Statement and incorporated herein by reference).

     10.14 $2,500,000 Subordinated Note in favor of CD&L, Inc. issued pursuant to the Sureway Agreement by the purchaser Sureway Worldwide, LLC.

     10.15 Form of Amended Seller Note, dated as of April 1, 2001, with the Trust created under Paragraph Third of the Last Will and Testament of Charles Gold (Notes in favor of S. Keihner and R. Cooper are in the same form.

     10.16 Asset Purchase Agreement By and Among Sureway Worldwide, LLC, Global Delivery Systems, LLC, Sureway Air Traffic Corporation, and CD&L, Inc. (hereinafter "Sureway Agreement").

     11.1         Statement Regarding Computation of Net Income (Loss) Per
                  Share.

     21.1         List of subsidiaries of CD&L, Inc.

     23.1         Consent of Independent Public Accountants

     25.1         Power of Attorney

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2001.

                                        CD&L, Inc.


                                        By: /s/Russell J. Reardon
                                            ------------------------------------
                                            Russell J. Reardon
                                            Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 24, 2001.

        Signature                                Capacity
        ---------                                --------


/s/ Albert W. Van Ness, Jr. Chairman of the Board, Chief Executive Officer --------------------------- (Principal Executive Officer) and Director
  Albert W. Van Ness, Jr.


  /s/ William T. Brannan *   President, Chief Operating Officer and Director
---------------------------
     William T. Brannan


  /s/ Russell J. Reardon *   Vice President, Chief Financial Officer (Principal
---------------------------  Financial and Accounting Officer)
     Russell J. Reardon


    /s/ Michael Brooks *     Courier and Distribution Group President and
---------------------------   Director
       Michael Brooks


   /s/ Thomas E. Durkin *    Director
---------------------------
      Thomas E. Durkin


    /s/ Jon F. Hanson *      Director
---------------------------
       Jon F. Hanson


   /s/ Marilu Marshall *     Director
---------------------------
      Marilu Marshall


   /s/ Matthew Morahan *     Director
---------------------------
      Matthew Morahan


    /s/ John Simourian *     Director
---------------------------
       John Simourian


    /s/ John S. Wehrle *     Director
---------------------------
       John S. Wehrle


*By: /s/ Albert W. Van Ness, Jr.
     ---------------------------
         Albert W. Van Ness, Jr.
         Attorney-in-Fact

                                                                     Schedule II

                           CD&L, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                 Balance       Charged
                                    at         To Costs                                      Balance
                                Beginning         And       Write-offs                       at End
       Description              of Period      Expenses       (Net of        Other (a)         of
                                                            Recoveries)                      Period
-------------------------       ---------      --------     -----------      ---------       -------
For the year ended
   December 31, 2000 -
   Allowance for doubtful
   accounts                      $ 1,195        $1,995        ($1,350)             --        $1,840
                                 =======        ======        =======         =======        ======
   Allowance for doubtful
   note receivable               $    --        $2,500             --              --        $2,500
                                 =======        ======        =======         =======        ======

For the year ended
   December 31, 1999 -
   Allowance for doubtful
   accounts                      $ 1,153        $  522        ($  480)             --        $1,195
                                 =======        ======        =======         =======        ======

For the year ended
   December 31, 1998 -
   Allowance for doubtful
   accounts                      $   704        $  558        ($  280)        $   171        $1,153
                                 =======        ======        =======         =======        ======

(a) Represents allowance for doubtful accounts of acquired companies.

The accompanying notes to consolidated financial statements are an integral part of this schedule.