Form 10-K/A
period 2000-12-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 2001-05-04
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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

                           SUMMARY COMPENSATION TABLE

                                           Annual Compensation                         Long Term Compensation Awards (1)
                                           --------------------                        ---------------------------------
                                                                                           Securities
                                                            Other Annual    Restricted      Underlying      All Other
  Name and                             Salary     Bonus     Compensation   Stock Awards    Options/SARs    Compensation
Principal Position             Year     ($)        ($)        ($)(2)          ($)             (3)              ($)
------------------            ----    ------    ---------  -----------    ------------    -----------     ------------
Albert W. Van Ness, Jr          2000   280,198    75,000(4)     --              --           25,000            --
   Chairman and Chief           1999   150,000    75,000        --         150,000(5)        67,229            --
   Executive Officer            1998   125,000        --        --              --          220,000            --

William T. Brannan              2000   241,760    10,000        --              --          150,000            --
  President and Chief           1999   224,658    48,621        --              --           40,000            --
   Operating Officer            1998   215,000    96,750        --              --               --            --

Michael Brooks                  2000   193,454    10,380        --              --          150,000            --
  Distribution Group            1999   175,005    30,438        --              --           28,000            --
  President                     1998   166,333    12,540        --              --            2,000            --

Randall Catlin                  2000   193,288     6,560        --              --          150,000            --
Air Division President (6)      1999   196,671    22,160        --              --           28,000            --
                                1998   185,546        --        --              --               --            --

Russell Reardon (7) Chief       2000   167,231     5,975        --              --          150,000            --
Financial Officer               1999   120,085    15,675        --              --           27,500            --
                                1998        --        --        --              --               --            --

John Ovens(8)                   2000   198,333        --        --              --          150,000            --
   Courier Division             1999    41,300       900        --              --           15,000            --
   President                    1998        --        --        --              --               --            --


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