Form 10-Q
period 2001-03-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 2001-05-21
CIK 1000779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 2001 or

|_| Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the transition period from _______________to____________

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of May 7, 2001 was 7,658,660.

                                   CD&L, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX
                                                                            Page
                                                                            ----

Part I - Financial Information (unaudited)

      Item 1 - Financial Statements

         CD&L, Inc. and Subsidiaries
            Condensed Consolidated Balance Sheets as of March 31, 2001 and
                  December 31, 2000                                            3
            Condensed Consolidated Statements of Operations for the Three
                  Months Ended March 31, 2001 and 2000                         4
            Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2001 and 2000                         5
            Notes to Condensed Consolidated Financial Statements               6

      Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    9

Part II - Other Information

      Item 1 - Legal Proceedings                                              12

      Item 6 - Exhibits and Reports on Form 8-K                               12

Signature                                                                     13

                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                        March 31,   December 31,
                                                          2001          2000
                                                       -----------  ------------
                                                       (Unaudited)    (Note 1)

                   ASSETS
                   ------

CURRENT ASSETS:
  Cash and cash equivalents                               $2,605         $319
  Accounts receivable, net                                14,411       17,596
  Prepaid expenses and other current assets                3,487        2,917
  Net assets of discontinued operations                       --        4,591
                                                         -------      -------
    Total current assets                                  20,503       25,423

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                  3,060        2,841
INTANGIBLE ASSETS, net                                    20,474       20,666
NOTE RECEIVABLE FROM STOCKHOLDER, net                        409          408
OTHER ASSETS                                               2,316          402
NET ASSETS OF DISCONTINUED OPERATIONS                         --        8,045
                                                         -------      -------
    Total assets                                         $46,762      $57,785
                                                         =======      =======

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings                                      $--      $11,169
  Current maturities of long-term debt                     5,867        5,752
  Accounts payable and accrued liabilities                11,073       11,932
  Net liabilities of discontinued operations                 668           --
                                                         -------      -------
    Total current liabilities                             17,608       28,853

LONG-TERM DEBT                                            18,008       17,765
OTHER LONG-TERM LIABILITIES                                1,274        1,283
                                                         -------      -------
    Total liabilities                                     36,890       47,901
                                                         -------      -------

COMMITMENTS AND CONTINGENCIES                                 --           --

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding               --           --
 Common stock, $.001 par value; 30,000,000 shares
  authorized; 7,688,027 issued at March 31, 2001 and
  December 31, 2000                                            8            8
 Additional paid-in capital                               12,883       12,883
 Treasury stock, 29,367 shares at cost                      (162)        (162)
 Accumulated deficit                                      (2,857)      (2,845)
                                                         -------      -------
    Total stockholders' equity                             9,872        9,884
                                                         -------      -------
    Total liabilities and stockholders' equity           $46,762      $57,785
                                                         =======      =======

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------
                                                               2001       2000
                                                             -------    -------

Revenue                                                      $40,037    $42,903

Cost of revenue                                               31,453     34,181
                                                             -------    -------

  Gross profit                                                 8,584      8,722

Selling, general, and administrative expenses                  7,203      9,349
Depreciation and amortization                                    717        935
                                                             -------    -------

  Operating income (loss)                                        664     (1,562)

Other expense (income):
  Interest expense                                               729        691
  Other income, net                                              (45)       (19)
                                                             -------    -------

Loss from continuing operations before benefit
  for income taxes                                               (20)    (2,234)

Benefit for income taxes                                          (8)      (880)
                                                             -------    -------

Loss from continuing operations                                  (12)    (1,354)

Income from discontinued operations                               --        244

                                                             -------    -------
  Net loss                                                      ($12)   ($1,110)
                                                             =======    =======

Basic loss per share:
  Continuing operations                                        ($.00)     ($.18)
  Discontinued operations                                      ($.00)      $.03
                                                             -------    -------
  Net loss per share                                           ($.00)     ($.15)
                                                             =======    =======

Diluted loss per share:
  Continuing operations                                        ($.00)     ($.18)
  Discontinued operations                                      ($.00)      $.03
                                                             -------    -------
  Net loss per share                                           ($.00)     ($.15)
                                                             =======    =======

Basic weighted average common shares outstanding               7,659      7,353
                                                             =======    =======

Diluted weighted average common shares outstanding             7,659      7,353
                                                             =======    =======

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   For the Three Months
                                                                      Ended March 31,
                                                                   --------------------
                                                                      2001       2000
                                                                    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               ($12)   ($1,110)
Adjustments to reconcile net loss to net cash provided by
  operating activities of continuing operations -
    Gain on disposal of equipment and leasehold improvements            (35)        (5)
    Income from discontinued operations                                  --       (244)
    Depreciation and amortization                                       717        935
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                      3,185        (31)
        Prepaid expenses and other current assets                      (222)     1,411
        Other assets                                                     17       (288)
      Increase (decrease) in -
        Accounts payable and accrued liabilities                     (1,039)       284
        Other long-term liabilities                                      (9)      (362)
                                                                    -------    -------
          Net cash provided by operating activities of continuing
            operations                                                2,602        590
                                                                    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements            159         27
  Proceeds from sale of business                                     11,425         --
  Additions to equipment and leasehold improvements                    (107)      (167)
                                                                    -------    -------
          Net cash provided by (used in) investing activities of
            continuing operations                                    11,477       (140)
                                                                    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term (repayments) borrowings, net                           (11,169)     1,417
  Repayments of long-term debt                                         (315)      (475)
                                                                    -------    -------
          Net cash (used in) provided by financing activities of
            continuing operations                                   (11,484)       942
                                                                    -------    -------

CASH USED IN DISCONTINUED OPERATIONS                                   (309)    (1,175)
                                                                    -------    -------

          Net increase in cash and cash equivalents                   2,286        217

CASH AND CASH EQUIVALENTS, beginning of period                          319        326
                                                                    -------    -------

CASH AND CASH EQUIVALENTS, end of period                             $2,605       $543
                                                                    =======    =======

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2000.

      The consolidated financial statements included herein have been prepared on the basis that the Company will continue as a going concern. The Company suffered a loss from operations of ($6,229,000) for the year ended December 31, 2000 and at December 31, 2000 had a working capital deficit of ($3,430,000). In March 2001, the Company sold its air delivery business and used the proceeds from the sale to pay down a portion of the Company's existing debt. Additionally, management has taken steps to mitigate the factors that led to the net loss in 2000, which arose as a result of increased labor, insurance and vehicle operating costs and increased selling, general and administrative expenses. As a result of such actions, working capital as of March 31, 2001 has improved to $2,895,000. Management believes that based upon the results to date and the projected results for the remainder of 2001 that cash flow from operations will be sufficient to meet its cash requirements in the next twelve months.

      Certain prior year amounts have been reclassified in order to conform to the current year presentation.

(2)   SHORT-TERM BORROWINGS:

      Effective as of March 30, 2001, CD&L and First Union Commercial Corporation ("First Union") modified the Loan and Security Agreement (the "First Union Agreement") entered into on July 14, 1997. The revolving credit facility was decreased from $22,500,000 to $15,000,000 as a result of the March 30, 2001 consummation of a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc. ("Sureway"), the air delivery business (See Note 4). In addition, the First Union Agreement was changed to amend the covenants and financial ratios that the Company must maintain. Under the terms of the First Union Agreement, as amended, the Company is in compliance with all such covenants and financial ratios as of and for the three months ended March 31, 2001.

(3)   LONG-TERM DEBT:

      On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes bear interest at 12% per annum and are subordinate to all senior debt including the Company's credit facility with First Union. The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19,

      2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants as a credit to additional paid-in-capital and a debt discount on the Senior Notes. Under the terms of the Senior Notes, the Company is required to maintain certain financial ratios and comply with other financial conditions. Effective as of March 30, 2001, CD&L and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999. The Senior Note Agreement, as amended, provides for repayment of $1,000,000 of the Senior Notes on April 2, 2001 and four repayments of $250,000 each on August 15, 2001, November 15, 2001, May 15, 2002 and August 15, 2002 provided that the Company is in compliance with the terms of the First Union Agreement. In addition, the Senior Note Agreement was amended to change the financial ratios and conditions that the Company must comply with and the interest rate on the Senior Notes was adjusted to between 12% and 15% per annum. The interest rate charged each calendar quarter is dependant on the Company's compliance with the financial ratios and conditions in the Senior Note Agreement, as amended. As of March 31, 2001, the interest rate being charged on the Senior Notes is 13.5%. Under the terms of the Senior Note Agreement, as amended, the Company is in compliance with all such financial ratios and conditions as of and for the three months ended March 31, 2001. As a result, the interest rate being charged on the Senior Notes decreased to 12.0% on May 16, 2001.

(4)   DISCONTINUED OPERATIONS:

      On December 1, 2000, CD&L made a strategic decision to dispose of its air delivery business. On March 30, 2001, CD&L consummated a transaction providing for the sale of certain assets and liabilities of Sureway, the air delivery business. The selling price for the net assets was approximately $14,150,000 and is comprised of $11,650,000 in cash, a promissory note (the "Note Receivable") for $2,500,000 ($500,000 of which is based upon the ultimate development of certain liabilities retained by CD&L) and contingent cash payments based upon the ultimate development of certain liabilities retained by CD&L. The Note Receivable bears interest at a rate of 10.0% per annum, with interest only in monthly installments. The entire balance of principal, plus all accrued interest, is due and payable on March 30, 2006. The $2,000,000 of the Note Receivable recorded upon the consummation of the sale is included in Other Assets in the accompanying financial statements. Accordingly, the financial position and operating results have been segregated from continuing operations and reclassified as a discontinued operation in the accompanying financial statements.

      As a result of the sale of its air delivery business, the Company now operates in only one reportable business segment.

(5)   NOTE RECEIVABLE FROM STOCKHOLDER:

      In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. Securities and Mr. Brana have filed cross claims against certain defendants including the insurance brokers for certain of the policies at issue. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in the amount of up to $500,000 or such greater amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. Mr. Brana has delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made on October 16, 2000, $325,000 plus interest is due in monthly installments ending July 1, 2001 and $325,000 plus interest is due on August 1, 2001. Interest will be charged at 10.5% per annum. At March 31, 2001 and December 31, 2000 the Company had a receivable due from Mr. Brana totaling $2,909,000 and $2,908,000, respectively. As of December 31, 2000, considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the promissory note, the Company recorded a $2,500,000 reserve against the receivable. Based upon the facts and circumstances as of the current time, the reserve remained the same as of March 31, 2001.

(6)   LITIGATION:

      The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day ground delivery operations. In connection therewith, the Company has recorded reserves of $397,000 and $455,000 as of March 31, 2001 and December 31, 2000, respectively. Management believes that none of these actions, including the action described above, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(7)   LOSS PER SHARE:

      Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. Because of the Company's net loss for the three months ended March 31, 2001, equivalent shares represented by 12,429 Stock Options and 505,668 Warrants would be anti-dilutive and therefore are not included in the loss per share calculation for the three months ended March 31, 2001. Because of the Company's net loss for the three months ended March 31, 2000, equivalent shares represented by 118,463 Stock Options, 506,094 Warrants and 5,744 Employee Stock Purchase Plan shares would be anti-dilutive and therefore are not included in the loss per share calculation for the three months ended March 31, 2000.

      The following common stock equivalents were excluded from the computation of diluted earnings per share because the exercise or conversion price was greater than the average market price of common shares:

                                       Three Months Ended
                                            March 31,
                                     -----------------------
      (000s)                            2001         2000
                                     ---------     ---------
      Stock options                    2,218          668
      Subordinated
          convertible debentures          16          146
      Seller financed
          convertible notes              593          593

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

Disclosure Regarding Forward-Looking Statements

The Company is provided a "safe harbor" for forward-looking statements contained in this report by the Private Securities Litigation Reform Act of 1995. The Company may discuss forward-looking information in this report such as its expectations for future business development, cost reduction programs, product-based operating structures, revenue growth and fuel, insurance and labor cost controls, as well as its liquidity and capital needs and its future prospects. These forward-looking statements involve certain risks and uncertainties that may cause the actual events or results to differ materially from those indicated by such forward-looking statements. Potential risks and uncertainties include without limitation the risk that the Company will be unable to continue growing revenue internally, or that the Company will be unable to price its services so as to increase its profit margins, or that the Company's cost reduction programs will fail to prevent further erosion of its profit margins, or that the Company will be unable to reduce its fuel, insurance and labor costs, or that the Company will be unable to achieve the other cost savings or additional profits for forward quarters contemplated by the Company's business management strategy, or that the Company will be unable to continue to meet its financial covenants under existing credit lines or otherwise have adequate cash flow from operations or credit facilities to support its operations and revenue growth, or that the slowing economy will reduce demand for the Company's services or other risks specified in the Company's 2000 Report on Form 10-K and other SEC filings.

RESULTS OF OPERATIONS

Income and Expense as a Percentage of Revenue

                              For the Three Months
                                     Ended
                                   March 31,
                             ---------------------
                                2001        2000
                             ---------   ---------

Revenue                        100.0%      100.0%

Gross profit                    21.5%       20.4%

Selling, general, and
   administrative expenses      18.0%       21.8%
Depreciation and
amortization                     1.8%        2.2%

Operating income (loss)          1.7%       (3.6%)

Interest expense                 1.8%        1.6%

Loss from continuing
operations                      (0.0%)      (3.2%)

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Revenue for the three months ended March 31, 2001 decreased by $2.9 million, or 6.7%, to $40.0 million from $42.9 million for the three months ended March 31, 2000. The decrease in revenue is primarily due to the Company's ongoing efforts to increase its profit margins and eliminate less profitable business. As a result of a portfolio review, contracts with certain customers that had unacceptable profit margins were given notice of rate increases. If the rate increases were not accepted, the contracts were terminated. This revenue loss was partially offset by the effect of fuel surcharges and price increases implemented throughout 2000 that remained in effect for the first quarter of 2001.

Cost of revenue decreased by $2.7 million, or 8.0%, to $31.5 million for the three months ended March 31, 2001 from $34.2 million for the three months ended March 31, 2000. Cost of revenue for the three months ended March 31, 2001 represents 78.5% of revenues as compared to 79.6% for the same period in 2000. The decrease in cost of revenue is due primarily to a decrease in labor and vehicle operating costs as compared to the same period in 2000. Both the elimination of less profitable business and better utilization of direct labor have contributed to the 1.1 percentage point increase in gross profit margin. A slowing economy has helped in recruiting and retaining reliable couriers and subcontractors at reasonable costs.

Selling, general and administrative expenses ("SG&A") decreased by $2.1 million, or 23.0%, to $7.2 million for the three months ended March 31, 2001 from $9.3 million for the same period in 2000. Stated as a percentage of revenue, SG&A decreased to 18.0% for the three months ended March 31, 2001 as compared to 21.8% for the same period in 2000. The decrease in SG&A is due primarily to both the Company's ongoing efforts to reduce and better control such costs and certain non-recurring items recorded during the same period in 2000. The non-recurring items recorded during the first quarter of 2000 were the bad debt expense recorded as a result of a previous customer filing for bankruptcy protection, the administrative expenses of the companies acquired in 1999 and certain consulting expenses.

Depreciation and amortization decreased by $0.2 million, or 23.3%, to $0.7 million for the three months ended March 31, 2001 from $0.9 million for the same period in 2000. The decrease in depreciation and amortization is due primarily to certain equipment and leasehold improvements reaching the end of their depreciable lives during 2000 that have not yet been replaced as of March 31, 2001.

As a result of the factors discussed above, operating income (loss) increased by $2.2 million for the three months ended March 31, 2001 as compared to the same period in 2000.

Loss from continuing operations decreased by $1.3 million for the three months ended March 31, 2001 as compared to the same period in 2000. This was primarily due to the factors discussed above and similar interest expense and other income for the three months ended March 31, 2001 as compared to the same period in 2000.

During the three months ended March 31, 2000 the Company also recorded $0.2 million of income from discontinued operations net of tax as a result of the activities of the air delivery business.

Net loss decreased by $1.1 million to a loss of ($0.0) million for the three months ended March 31, 2001 as compared to a loss of ($1.1) for the same period in 2000 for the reasons discussed above.

Liquidity and Capital Resources

Working capital increased from ($3.4) million as of December 31, 2000 to $2.9 million as of March 31, 2001. This increase of $6.3 million reflects a decrease in the amount of accounts receivable as a result of successful collection efforts and the cash received as a result of the sale of the Company's air delivery business. Cash and cash equivalents increased from $0.3 million to $2.6 million. Cash was provided by operating activities (a decrease in accounts receivable offset partially by a decrease in accounts payable and accrued liabilities during the three months ended March 31, 2001), provided by investing activities (proceeds received from the sale of the Company's air delivery business), used by financing activities (a decrease in the Company's borrowings on its line of credit and repayments of long-term debt) and used by discontinued operations. Capital expenditures amounted to $0.1 million for the three months ended March 31, 2001. These expenditures primarily upgraded Company computer system capability and improved Company facilities in the ordinary course of business. As of March 31, 2001 the Company had total cash on hand and borrowing ability of $1.1 million under its revolving credit facility after adjusting for the restrictions for outstanding letters of credit and the subordinated debentures.

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

Inflation

Other than the described effects of recent fuel increases and labor cost increases experienced in 2000, inflation has not had a material impact on the Company's results of operations for the past three years.

Quantitative and Qualitative Disclosures About Market Risk

CD&L's major "market risk" exposure is the effect of changing interest rates. CD&L manages its interest expense by using a combination of fixed and variable rate debt. At March 31, 2001, the Company's debt consisted of approximately $23.9 million of fixed rate debt with a weighted average interest rate of 12.0%. The amount of variable rate debt fluctuates during the year based on CD&L's cash requirements and was $0 at March 31, 2001. If interest rates on variable rate debt were to increase by 82 basis points (one-tenth of the rate at March 31, 2001), the net impact to the Company's results of operations and cash flows for the three month period ended March 31, 2001 would be a decrease of approximately $20,000.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings.

      The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day ground delivery operations. In connection therewith, the Company has recorded reserves of $397,000 and $455,000 as of March 31, 2001 and December 31, 2000, respectively. Management believes that none of these actions, including the action described above, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibit

                 No exhibits will be filed with this Form 10-Q.

      (b) Report on Form 8-K filed on May 1, 2001 concerning the Company's asset sale agreement between its subsidiary, Sureway Air Traffic Corporation, Inc. and Sureway Worldwide, LLC, a subsidiary of Global Delivery Systems, Inc.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 21, 2001                       CD&L, INC.


                                          By:  \s\ Russell J. Reardon
                                               ----------------------
                                               Russell J. Reardon
                                               Vice President and
                                               Chief Financial Officer