Form 10-Q
period 2001-06-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 2001-08-20
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
    For the quarterly period ended June 30, 2001 or

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

                  (201) 487-7740
(Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of August 7, 2001 was 7,658,660.

                                   CD&L, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                            Page
                                                                            ----
Part I - Financial Information (unaudited)

        Item 1 - Financial Statements

           CD&L, Inc. and Subsidiaries
             Condensed Consolidated Balance Sheets as of June 30,
                    2001 and December 31, 2000                                3
             Condensed Consolidated Statements of Operations for the
                    Three and Six Months Ended June 30, 2001 and 2000         4
             Condensed Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 2001 and 2000                   5
             Notes to Condensed Consolidated Financial Statements             6

        Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       9

Part II - Other Information

        Item 4 - Submission of Matters to a Vote of Security Holders

        Item 6 - Exhibits and Reports on Form 8-K                             12

Signature                                                                     13

                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                        June 30,       December 31,
                                                          2001             2000
                                                      -------------    ------------
                                                      (Unaudited)        (Note 1)
                       ASSETS
                       ------
CURRENT ASSETS:
Cash and cash equivalents                           $        292     $       319
  Accounts receivable, net                                  14,601          17,596
  Prepaid expenses and other current assets                  3,408           2,917
  Net assets of discontinued operations                          -           4,591
                                                      -------------    ------------
    Total current assets                                    18,301          25,423

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                    2,499           2,841
INTANGIBLE ASSETS, net                                      16,021          20,666
NOTE RECEIVABLE FROM STOCKHOLDER, net                          409             408
OTHER ASSETS                                                 4,465             402
NET ASSETS OF DISCONTINUED OPERATIONS                            -           8,045
                                                      -------------    ------------
    Total assets                                      $     41,695     $    57,785
                                                      =============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                               $          -     $    11,169
  Current maturities of long-term debt                       3,952           5,752
  Accounts payable and accrued liabilities                  10,806          11,932
  Net liabilities of discontinued operations                    52               -
                                                      -------------    ------------
    Total current liabilities                               14,810          28,853

LONG-TERM DEBT                                              17,792          17,765
OTHER LONG-TERM LIABILITIES                                  1,279           1,283
                                                      -------------    ------------
    Total liabilities                                       33,881          47,901
                                                      -------------    ------------

COMMITMENTS AND CONTINGENCIES                                    -               -

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                  -               -
 Common stock, $.001 par value; 30,000,000 shares
  authorized; 7,688,027 issued at June 30, 2001 and
  December 31, 2000                                              8               8
 Additional paid-in capital                                 12,883          12,883
 Treasury stock, 29,367 shares at cost                        (162)           (162)
 Accumulated deficit                                        (4,915)         (2,845)
                                                      -------------    ------------
    Total stockholders' equity                               7,814           9,884
                                                      -------------    ------------
    Total liabilities and stockholders' equity        $     41,695     $    57,785
                                                      =============    ============

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                              For the Three Months          For the Six Months
                                                 Ended June 30,               Ended June 30,
                                            -------------------------    -------------------------
                                               2001           2000          2001           2000
                                            -----------    ----------    ----------    -----------
   Revenue                                    $39,797        $41,878       $79,834       $84,781

  Cost of revenue                             31,236         32,711        62,689        66,892
                                            -----------    ----------    ----------    -----------

    Gross profit                               8,561          9,167        17,145        17,889

  Selling, general, and
     administrative expenses                   6,771          7,852        13,974        17,201
  Depreciation and amortization                  671            937         1,388         1,872
                                            -----------    ----------    ----------    -----------

    Operating income (loss)                    1,119            378         1,783        (1,184)

  Other expense (income):
    Interest expense                             741            772         1,470         1,463
    Other expense (income), net                2,285            (72)        2,240           (91)
                                            -----------    ----------    ----------    -----------

  Loss before provision
     (benefit) for income taxes               (1,907)          (322)       (1,927)       (2,556)

  Provision (benefit) for income taxes           151           (110)          143          (990)
                                            -----------    ----------    ----------    -----------

  Loss from continuing operations            $(2,058)         $(212)      $(2,070)      $(1,566)

  Income from discontinued operations              -           $340             -          $584

                                            -----------    ----------    ----------    -----------
  Net (loss) income                          $(2,058)          $128       $(2,070)        $(982)
                                            ===========    ==========    ==========    ===========

  Net (loss) income per share:
    Basic                                      $(0.27)         $0.02       $(0.27)       $(0.13)
                                            ===========    ==========    ==========    ===========
    Diluted                                    $(0.27)         $0.02       $(0.27)       $(0.13)
                                            ===========    ==========    ==========    ===========

  Basic weighted average common
     Shares outstanding                        7,659          7,353         7,659         7,353
                                            ===========    ==========    ==========    ===========
  Diluted weighted average common
     Shares outstanding                        7,659          7,915         7,659         7,353
                                            ===========    ==========    ==========    ===========

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    For the Six Months
                                                                       Ended June 30,
                                                                 -----------------------
                                                                    2001         2000
                                                                 ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           ($2,070)       ($982)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities of continuing operations -
  Gain on disposal of equipment and leasehold improvements             (33)         (41)
   Income from discontinued operations                                   -         (584)
   Loss on sale of subsidiary                                        2,283            -
   Depreciation and amortization                                     1,388        1,872
   Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                     1,788         (992)
        Prepaid expenses and other current assets                     (264)         931
        Other assets                                                     3         (203)
      Increase (decrease) in -
        Accounts payable and accrued liabilities                    (1,007)        (280)
        Other long-term liabilities                                     (4)        (341)
Cash used in discontinued operations                                (1,425)        (620)
                                                                 ----------   ----------
          Net cash provided by (used in) operating activities
            of continuing operations                                   659       (1,240)
                                                                 ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements           187           74
  Proceeds from sale of businesses, net                             12,306            -
  Additions to equipment and leasehold improvements                   (151)        (502)
                                                                 ----------   ----------
          Net cash provided by (used in) investing activities
            of continuing operations                                12,342         (428)
                                                                 ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term (repayments) borrowings, net                          (11,169)       2,567
  Repayments of long-term debt                                      (1,859)        (780)
                                                                 ----------   ----------
          Net cash (used in) provided by financing activities
        of continuing operations                                   (13,028)       1,787
                                                                 ----------   ----------

          Net (decrease) increase in cash and cash equivalents         (27)         119

CASH AND CASH EQUIVALENTS, beginning of period                         319          326
                                                                 ----------   ----------

CASH AND CASH EQUIVALENTS, end of period                              $292         $445
                                                                 ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2000.

         The Company suffered a loss from operations of ($6,229,000) for the year ended December 31, 2000 and at December 31, 2000 had a working capital deficit of ($3,430,000). In March and June 2001, the Company sold its air delivery business and Mid-West Region operations, respectively, and used the proceeds from the sales to pay down a portion of the Company's existing debt. Additionally, management has taken steps to mitigate the factors that led to the net loss in 2000, which arose as a result of increased labor, insurance and vehicle operating costs and increased selling, general and administrative expenses. As a result of such actions, working capital as of June 30, 2001 has improved to $3,491,000. Subject to reaching agreement with holders of subordinated seller notes and the Company's principal lenders as further described under Short-Term Debt below, management believes that based upon the results to date and the projected results for the remainder of 2001 that cash flow from operations and availability under the Company's credit facility with First Union will be sufficient to meet its cash requirements in the next twelve months.

         Certain prior year amounts have been reclassified in order to conform to the current year presentation.

(2)      SHORT-TERM DEBT:

         Effective as of March 30, 2001, CD&L and First Union Commercial Corporation ("First Union") modified the Loan and Security Agreement (the "First Union Agreement") entered into on July 14, 1997. The revolving credit facility was decreased from $22,500,000 to $15,000,000 as a result of the March 30, 2001 consummation of a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc. ("Sureway"), the air delivery business (See
         Note 4). In addition, the First Union Agreement was changed to amend the covenants and financial ratios that the Company must maintain. Under the terms of the First Union Agreement, as amended, the Company is in compliance with all such covenants and financial ratios as of and for the period ended June 30, 2001, except with respect to the stockholders' equity covenant. First Union has waived non-compliance with this covenant at June 30, 2001 and projected non-compliance as of September 30, 2001.

         A subordinated note in the principal amount of $1.75 million issued to Metro- Courier Network, Inc. ("Metro") in connection with the Company's purchase of that business in 1998 came due on July 1, 2001. Metro has demanded payment; however, the Company does not have sufficient availability under its credit facilities to pay the note. The note is subordinated to the Company's obligations to First Union and to the holders of its subordinated Senior Notes.

 (3)     LONG-TERM DEBT:

         On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes bear interest at 12% per annum and are subordinate to all senior debt including the Company's credit facility with First Union. The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants as a credit to additional paid-in-capital and a debt discount on the Senior Notes. Under the terms of the Senior Notes, the Company is required to maintain certain financial ratios and comply with other financial conditions. Effective as of March 30, 2001, CD&L and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999. The Senior Note Agreement, as amended, provides for repayment of $1,000,000 of the Senior Notes on April 2, 2001 and four repayments of $250,000 each on August 15, 2001, November 15, 2001, May 15, 2002 and August 15, 2002
         provided that the Company is in compliance with the terms of the First Union Agreement. The Senior Note Holders have agreed to defer fifty per cent (50%) of the August 15, 2001 payment to October 31, 2001. In addition, the Senior Note Agreement was amended to change the financial ratios and conditions that the Company must comply with and the interest rate on the Senior Notes was revised to between 12% and 15% per annum. The interest rate charged each calendar quarter is dependant on the Company's compliance with the financial ratios and conditions in the Senior Note Agreement, as amended. As of June 30, 2001, the interest rate being charged on the Senior Notes is 12%. Under the terms of the Senior Note Agreement, as amended, the Company is in compliance with all such financial ratios and conditions as of and for the period ended June 30, 2001, except with respect to the stockholders' equity covenant. The Senior Note holders have waived non-compliance with the equity covenant at June 30, 2001 and projected non-compliance as of September 30, 2001.

 (4)     DISCONTINUED OPERATIONS:

         On December 1, 2000, CD&L made a strategic decision to dispose of its air delivery business. On March 30, 2001, CD&L consummated a transaction providing for the sale of certain assets and liabilities of Sureway, the air delivery business. The selling price for the net assets was approximately $14,150,000 and is comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 ($500,000 of which is based upon the ultimate development of certain liabilities retained by CD&L) and contingent cash payments based upon the ultimate development of certain liabilities retained by CD&L. The Note Receivable bears interest at a rate of 10.0% per annum, with interest only in monthly installments. The entire balance of principal, plus all accrued interest, is due and payable on March 30, 2006. The $2,500,000 Note Receivable ultimately recorded upon the consummation of the sale is included in Other Assets in the accompanying financial statements. Accordingly, the financial position and operating results have been segregated from continuing operations and reclassified as a discontinued operation in the accompanying financial statements.

         As a result of the sale of its air delivery business, the Company now operates in only one reportable business segment; the time-critical, ground delivery business.

(5)      NOTE RECEIVABLE FROM STOCKHOLDER:

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York alleging, among other things, that Securities Courier had fraudulently obtained automobile liability insurance from Liberty Mutual in the late 1980s and early 1990s at below market rates. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in such amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. Mr. Brana has delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made by Securities on October 16, 2000, $325,000 plus interest at a rate of 10.5 % per annum, was paid in monthly installments ending July 1, 2001 and $325,000 plus interest was due on August 1, 2001. Subsequently, on July 30, 2001, the settlement agreement was amended and now provides for the payment of the $325,000 balance due, plus interest at a rate of 12.0% per annum, in monthly installments ending July 1, 2002.

         At June 30, 2001 and December 31, 2000 the Company had a receivable due from Mr. Brana totaling $2,909,000 and $2,908,000, respectively. As of December 31, 2000, considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the promissory note, the Company recorded a $2,500,000 reserve against the receivable. Based upon the facts and circumstances as of the current time, the reserve remained the same as of June 30, 2001.

(6)      LITIGATION:

         The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day ground delivery operations. In connection therewith, the Company has recorded reserves of $225,000 and $455,000 as of June 30, 2001 and December 31, 2000, respectively. Management believes that none of these actions, including the action described above, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(7)     INCOME (LOSS) PER SHARE:

        Basic income (loss) per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (income) loss per share reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. Because of the Company's net loss for the three and six months ended June 30, 2001, equivalent shares represented by 12,429 Stock Options and 505,668 Warrants would be anti-dilutive and therefore are not included in the loss per share calculation for the three and six month periods ended June 30, 2001. Because of the Company's net loss for the six months ended June 30, 2000, equivalent shares represented by 118,463 Stock Options, 506,094 Warrants and 5,744 Employee Stock Purchase Plan shares would be anti-dilutive and therefore are not included in the loss per share calculation for the six months ended June 30, 2000. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

(8)     SALE OF MID-WEST OPERATIONS:

        On June 14, 2001, the company consummated a transaction providing for the sale of all the outstanding stock in National Express, Inc. The selling price was approximately $2.5 million and is comprised of $.9 million in cash and a subordinated promissory note (the "Note Receivable") for $1.6 million. The Note Receivable bears interest at the rate of 7.0% per annum. The note is payable in seventeen equal quarterly installments through March 14, 2006 and a final balloon payment of approximately $1.1 million on June 14, 2006. As a result of the transaction, the company recorded a $2.3 million loss on the sale with no related tax benefit pending review and analysis by our tax advisors.

(9)     NEW ACCOUNTING PRONOUNCEMENT:

        In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from, goodwill if they arise from contractual or other legal rights, or if they are seperate or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

        SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, will be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

        The Company is currently assessing the impact of the adoption of these statements. Amortization of goodwill and other intangibles was $1,094,000 for the year ended December 31, 2000, and $417,000 for the six months ended June 30, 2001.

                                     Three Months Ended          Six Months Ended
                                         June 30,                     June 30,
                                 ----------   ----------     ---------      ---------
 ( 000's )                          2001         2000           2001          2000
                                 ----------   ----------     ---------      ---------
  Basic weighted average
  common shares outstanding           7,659        7,353         7,659          7,353
 Effect of dilutive
 securities:
     Stock options                        -           12             -              -
     Warrants                             -          506             -              -
     ESPP                                 -           44             -              -
                                 ----------    ---------      ---------    ----------
 Diluted weighted average
  Common shares outstanding           7,659        7,915         7,659          7,353
                                 ==========    =========      =========    ==========

 The following common stock equivalents were excluded from the computation of diluted earnings per share because the exercise or conversion price was greater than the average market price of common shares:

                                        June 30,                     June 30,
                                 ----------   -----------    ----------    ----------
 ( 000's )                          2001         2000           2001          2000
                                 ----------   -----------    ----------    ----------
        Stock options                 1,616        1,628         1,583          1,038
        Subordinated
           Convertible debentures        16          146            16            146
        Seller financed
           Convertible notes            593          593           593            593

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

         Disclosure Regarding Forward-Looking Statements

         The Company is provided a "safe harbor" for forward-looking statements contained in this report by the Private Securities Litigation Reform Act of 1995. The Company may discuss forward-looking information in this report such as its expectations for future business development, cost reduction programs, revenue growth and fuel, insurance and labor cost controls, as well as its liquidity and capital needs and its future prospects. These forward-looking statements involve certain risks and uncertainties that may cause the actual events or results to differ materially from those indicated by such forward-looking statements. Potential risks and uncertainties include without limitation the risk that the Company will be unable to grow revenue internally, or that the Company will be unable to price its services so as to increase its profit margins, or that the Company's cost reduction programs will fail to prevent further erosion of its profit margins, or that the Company will be unable to reduce its fuel, insurance and labor costs, or that the Company will be unable to achieve the other cost savings or additional profits for forward quarters contemplated by the Company's business management strategy, or that the Company will be unable to continue to meet its financial covenants under existing credit lines or otherwise have adequate cash flow from operations or credit facilities to support its operations and revenue growth, or that the slowing economy will reduce demand for the Company's services or other risks specified in the Company's 2000 Report on Form 10-K and other SEC filings.

RESULTS OF OPERATIONS

        Income and Expense as a Percentage of Revenue

                                           For the Three Months           For the Six Months
                                              Ended June 30,                 Ended June 30,
                                         --------------------------     ------------------------
                                             2001          2000           2001          2000
                                         -------------   ----------     ----------   -----------

        Revenue                              100.0%         100.0%         100.0%        100.0%

        Gross profit                          21.5%          21.9%          21.5%         21.1%

        Selling, general, and
           administrative expenses            17.0%          18.8%          17.6%         20.3%
        Depreciation and amortization          1.7%           2.2%           1.7%          2.2%

        Operating income (loss)                2.8%            .9%           2.2%         (1.4)%

        Interest expense                       1.9%           1.8%           1.8%          1.7%

        Other expense (income)                 5.7%            .2%           2.8%          (.1%)

        Loss from continuing
        operations                            (5.2)%          (.5)%         (2.6)%        (1.8%)


        Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

        Revenue for the first half of 2001 decreased by $4.9 million, or 5.8%, to $79.8 million from $84.8 million. The decrease in revenue is primarily due to the Company's ongoing efforts to increase its profit margins and eliminate less profitable business. As a result of a portfolio review, contracts with certain customers that had unacceptable profit margins were given notice of rate increases. If the rate increases were not accepted, the contracts were terminated. This revenue loss was partially offset by the effect of fuel surcharges and price increases implemented throughout 2000 that remained in effect for the first half of 2001.

        Cost of revenue decreased by $4.2 million, or 6.3%, to $62.7 million for the six months ended June 30, 2001 from $66.9 million for the six months ended June 30, 2000. Cost of revenue for the six months ended June 30, 2001 represents 78.5% of revenues as compared to 78.9% for the same period in 2000. The decrease in cost of revenue is due primarily to a decrease in labor and vehicle operating costs as compared to the same period in 2000. Both the elimination of less profitable business and better utilization of direct labor have contributed to the increase in gross profit margin. Additionally, the slowing economy has helped in recruiting and retaining reliable couriers and subcontractors at reasonable costs.

        Selling, general and administrative expenses ("SG&A") decreased by $3.2 million, or 18.8%, to $14.0 million for the six months ended June 30, 2001 from $17.2 million for the same period in 2000. Stated as a percentage of revenue, SG&A decreased to 17.5% for the six months ended June 30, 2001 as compared to 20.3% for the same period in 2000. The decrease in SG&A is due primarily to both the Company's ongoing efforts to reduce and better control such costs and certain non-recurring items recorded during the same period in 2000. The non-recurring items recorded during the first quarter of 2000 were the bad debt expense recorded as a result of a previous customer filing for bankruptcy protection and certain consulting expenses.

        Depreciation and amortization decreased by $0.5 million, or 25.9%, to $1.4 million for the six months ended June 30, 2001 from $1.9 million for the same period in 2000. The decrease in depreciation and amortization is due primarily to certain equipment and leasehold improvements reaching the end of their depreciable lives during 2000 that have not yet been replaced as of June 30, 2001.

        As a result of the factors discussed above, operating income increased by $3.0 million for the six months ended June 30, 2001 as compared to the same period in 2000.

        Other expense increased by $2.3 million, to $2.2 million, primarily as a result of recording a loss on the sale of the Company's Mid-West Region businesses. On June 14, 2001, the company consummated a transaction providing for the sale of all the outstanding stock in National Express, Inc. The selling price was approximately $2.5 million and is comprised of $.9 million in cash and a subordinated promissory note (the "Note Receivable") for $1.6 million. The Note Receivable bears interest at the rate of 7.0% per annum. The note is payable in seventeen equal quarterly installments through March 14, 2006 and a final balloon payment of approximately $1.1 million on June 14, 2006. As a result of the transaction, the company recorded a $2.3 million loss on the sale with no related tax benefit pending review and analysis by our tax advisors.

        Loss from continuing operations increased by $.5 million for the six months ended June 30, 2001 as compared to the same period in 2000. This was primarily due to the factors discussed above and similar interest expense for the six months ended June 30, 2001 as compared to the same period in 2000.

        During the six months ended June 30, 2000 the Company also recorded $0.6 income from discontinued operations net of tax as a result of the activities of the air delivery business.

        Net loss increased by $1.1 million to a loss of ($2.1) million for the six months ended June 30, 2001 as compared to a loss of ($1.0) million for the same period in 2000 for the reasons discussed above.

        Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

        Revenue for the three months ended June 30, 2001 decreased by $2.1 million, or 5.0%, to $39.8 million from $41.9 million for the three months ended June 30, 2000. The decrease in revenue is primarily due to the Company's ongoing efforts to increase its profit margins and eliminate less profitable business. As a result of a portfolio review, contracts with certain customers that had unacceptable profit margins were given notice of rate increases. If the rate increases were not accepted, the contracts were terminated. This revenue loss was partially offset by the effect of fuel surcharges and price increases implemented throughout 2000 that remained in effect for the second quarter of 2001.

        Cost of revenue decreased by $1.5 million, or 4.5%, to $31.2 million for the three months ended June 30, 2001 from $32.7 million for the three months ended June 30, 2000. Cost of revenue for the three months ended June 30, 2001 represents 78.5% of revenues as compared to 78.1% for the same period in 2000. The decrease in cost of revenue is due primarily to a decrease in labor and vehicle operating costs as compared to the same period in 2000, partially offset by non-recurring expense credits in the prior period.

        Selling, general and administrative expenses ("SG&A") decreased by $1.1 million, or 13.8%, to $6.8 million for the three months ended June 30, 2001 from $7.9 million for the same period in 2000. Stated as a percentage of revenue, SG&A decreased to 17.0% for the three months ended June 30, 2001 as compared to 18.7% for the same period in 2000. The decrease in SG&A is due primarily to the Company's ongoing efforts to reduce and better control such costs.

        Depreciation and amortization decreased by $0.2 million, or 28.4%, to $0.7 million for the three months ended June 30, 2001 from $0.9 million for the same period in 2000. The decrease in depreciation and amortization is due primarily to certain equipment and leasehold improvements reaching the end of their depreciable lives during 2001 that have not yet been replaced as of June 30, 2001.

        As a result of the factors discussed above, operating income increased by $0.7 million for the three months ended June 30, 2001 as compared to the same period in 2000.

        Other expense increased by $2.4 million, to $2.3 million, primarily as a result of recording a loss on the sale of the Company's Mid-West Region businesses. On June 14, 2001, the Company consummated a transaction providing for the sale of all the outstanding stock in National Express, Inc. The selling price was approximately $2.5 million and is comprised of $.9 million in cash and a subordinated promissory note (the "Note Receivable") for $1.6 million. The Note Receivable bears interest at the rate of 7.0% per annum. The note is payable in seventeen equal quarterly installments through March 14, 2006 and a final balloon payment of approximately $1.1 million on June 14, 2006. As a result of the transaction, the Company recorded a $2.3 million loss on the sale with no related tax benefit pending review and analysis by our tax advisors.

        Loss from continuing operations increased by $1.8 million for the three months ended June 30, 2001 as compared to the same period in 2000. This was primarily due to the factors discussed above.

        Net loss increased by $2.2 million to a loss of ($2.1) million for the three months ended June 30, 2001 as compared to income of ($.1) million for the same period in 2000 for the reasons discussed above.

        New Accounting Pronouncement

        In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from, goodwill if they arise from contractual or other legal rights, or if they are seperate or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

        SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, will be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

        The Company is currently assessing the impact of the adoption of these statements. Amortization of goodwill and other intangibles was $1,094,000 for the year ended December 31, 2000, and $417,000 for the six months ended June 30, 2001.

        Liquidity and Capital Resources

        Working capital increased from a deficit of ($3.4) million as of December 31, 2000 to $3.5 million as of June 30, 2001. This increase of $6.9 million reflects the cash received from the sales of the Company's air delivery business and the Mid-West Region operations, as well as better management of accounts receivable and reduced capital expenditures.

        Cash and cash equivalents of $0.3 million were approximately the same as of December 31, 2000. Cash was provided by operating activities (a decrease in accounts receivable offset partially by a decrease in accounts payable and accrued liabilities during the six months ended June 30, 2001), provided by investing activities (proceeds received from the sale of the businesses), used by financing activities (a decrease in the Company's borrowings on its line of credit and repayments of long-term debt) and used by discontinued operations. Capital expenditures amounted to $0.2 million for the six months ended June 30, 2001.

        As of June 30, 2001 the Company had total cash on hand and borrowing ability of $0.7 million under its revolving credit facility; after adjusting for the restrictions for outstanding letters of credit and the subordinated debentures.

        A subordinated note in the principal amount of $1.75 million issued to Metro-Courier Network, Inc. ("Metro") in connection with the Company's purchase of that business in 1998 came due on July 1, 2001. Metro has demanded payment; however, the Company does not have sufficient availability under its credit facilities to pay the note. The note is subordinated to the Company's obligations to First Union and to the holders of its subordinated Senior Notes.

        The Company is not in compliance with the stockholders' equity covenant in its credit facilities with First Union and the Senior Noteholders. First Union has agreed to waive such default and the cross-default arising from the non-payment of the Metro note subject to revision of the payment schedule thereunder consistent with agreements previously reached with other subordinated selling noteholders. The Senior Noteholders have agreed to waive the covenant default and to defer fifty percent (50%) of the $250,000 principal payment due on August 15, 2001 to October 31, 2001. In light of Metro's subordinated position, the Company is attempting to negotiate a payment schedule with Metro that will be acceptable to First Union and the Senior Noteholders. There is another subordinated seller note in the principal sum of $780,000 that will become due at the end of the year for which the Company is attempting to negotiate an extended payment schedule. No assurances can be given that the Company will be able to successfully negotiate such extended payment schedules with its subordinated seller noteholders and its senior creditors.

        Assuming acceptable payment schedules can be negotiated with holders of subordinated Seller Notes, management believes that anticipated cash flows generated from operations, together with its borrowing capacity, are sufficient to support the Company's operations and general business and liquidity requirements for the foreseeable future. However, if there is no resolution of the payment schedules for the subordinated note holders, or if losses continue or cash flows from operations materially fall short of our projections, no assurances can be given with respect to the adequacy of existing credit lines, the availability of alternative borrowing sources or the ability to sell non-strategic assets.

        Inflation

        Other than the described effects of recent fuel increases and labor cost increases experienced in 2000, inflation has not had a material impact on the Company's results of operations for the past three years.

        Quantitative and Qualitative Disclosures About Market Risk

        CD&L's major "market risk" exposure is the effect of changing interest rates. CD&L manages its interest expense by using a combination of fixed and variable rate debt. At June 30, 2001, the Company's debt consisted of approximately $21.7 million of fixed rate debt with a weighted average interest rate of 11.0%. The amount of variable rate debt fluctuates during the year based on CD&L's cash requirements and was nil at June 30, 2001. If interest rates on variable rate debt were to increase by 82 basis points (one-tenth of the rate at June 30, 2001), the net impact to the Company's results of operations and cash flows for the six month period ended June 30, 2001 would be a decrease of approximately $30,000.

                           Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

        On June 6, 2001, the Company held its annual meeting of stockholders. The following sets forth a brief description of each matter which was acted upon, as well as the votes cast for, against or withheld for each such matter, and, where applicable, the number of abstentions and broker non-votes for each matter:

        1.     Election of Directors.

                Name of Director            Votes For          Withheld
                ----------------            ---------          --------

                Class III
                William T. Brannan           4,964,720            661,682
                Marilu Marshall              5,072,720            553,682
                John S. Wehrle               5,084,720            591,682

        2.     Amendment to the Year 2000 Stock Incentive Plan.

                 Votes For:                     4,334,928
                 Votes Against:                 1,283,938
                 Abstentions:                       7,536


        3. Ratification of the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for 2000.

                 Votes For:                     5,485,159
                 Votes Against:                   136,407
                 Abstentions:                       4,836

Item 6 - Exhibits and Reports on Form 8-K

        (a)     Exhibits

        10.1 Stock Purchase Agreement dated June 14, 2001 by and among Executive Express, Inc., Charles Walch, National Express Company, Inc., and CD&L, Inc.

        10.2 Promissory Note in the sum of $1,650,000 of Executive Express, Inc. due June 14, 2006

        10.3 Amendment dated August 2, 2001 to First Union Credit Agreement dated June 14, 1997, as modified.

        10.4 Fourth Amendment and Consent dated May 31, 2001 to the Senior Subordinated Loan Agreement dated July 29, 1999.

        10.5 Fifth Amendment and Consent dated July 27, 2001 to the Senior Subordinated Loan Agreement dated July 29, 1999.

        10.6 Amendment Number 2 dated June 6, 2001 to the Employment Agreement dated June 5, 2000 by and between the Company and Albert W. Van Ness, Jr.

        (b)     Reports on Form 8-K

                      A report on Form 8-K was filed on May 1, 2001 to report the sale of certain assets and liabilities of Sureway Air Traffic Corporation.

                                    SIGNATURE
                                    ---------

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated: August 20, 2001                                  CD&L, INC.

                                                   By:  \s\ Russell J. Reardon
                                                        ------------------------
                                                        Russell J. Reardon
                                                        Vice President and
                                                        Chief Financial Officer