Form 10-Q
period 2001-09-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 2001-11-20
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2001 or

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the transition period from_______________to____________


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of November 9, 2001 was 7,658,660.

                                   CD&L, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                        Page

Part I - Financial Information (unaudited)

         Item 1 - Financial Statements

              CD&L, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of September 30, 2001 and
                           December 31, 2000                                                              3
                  Condensed Consolidated Statements of Operations for the Three and Nine
                           Months Ended September 30, 2001 and 2000                                       4
                  Condensed Consolidated Statements of Cash Flows for the Nine
                           Months Ended September 30, 2001 and 2000                                       5
                  Notes to Condensed Consolidated Financial Statements                                    6

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                                                 11

Part II - Other Information

         Item 1 - Legal Proceedings                                                                      16

         Item 6 - Exhibits and Reports on Form 8-K                                                       16

Signature                                                                                                17

                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                                     September 30,        December 31,
                                                                                         2001                 2000
                                                                                    ---------------     ---------------
                                                                                      (Unaudited)           (Note 1)

                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $           194     $           319
  Accounts receivable, net                                                                   16,501              17,596
  Prepaid expenses and other current assets                                                   2,074               2,917
  Net assets of discontinued operations                                                        --                 4,591
                                                                                    ---------------     ---------------
    Total current assets                                                                     18,769              25,423

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                                     2,170               2,841
INTANGIBLE ASSETS, net                                                                       15,800              20,666
NOTE RECEIVABLE FROM STOCKHOLDER, net                                                           428                 408
OTHER ASSETS                                                                                  4,519                 402
NET ASSETS OF DISCONTINUED OPERATIONS                                                          --                 8,045
                                                                                    ---------------     ---------------
    Total assets                                                                    $        41,686     $        57,785
                                                                                    ===============     ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                             $           301     $        11,169
  Current maturities of long-term debt                                                        3,294               5,752
  Accounts payable and accrued liabilities                                                   10,881              11,932
  Net liabilities of discontinued operations                                                     52                --
                                                                                    ---------------     ---------------
    Total current liabilities                                                                14,528              28,853

LONG-TERM DEBT                                                                               17,950              17,765
OTHER LONG-TERM LIABILITIES                                                                   1,280               1,283
                                                                                    ---------------     ---------------
    Total liabilities                                                                        33,758              47,901
                                                                                    ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                                                --                  --
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 7,688,027 shares issued at September 30, 2001
   and December 31, 2000                                                                          8                   8
 Additional paid-in capital                                                                  12,883              12,883
 Treasury stock, 29,367 shares at cost                                                         (162)               (162)
 Accumulated deficit                                                                         (4,801)             (2,845)
                                                                                    ---------------     ---------------
    Total stockholders' equity                                                                7,928               9,884
                                                                                    ---------------     ---------------
    Total liabilities and stockholders' equity                                      $        41,686     $        57,785
                                                                                    ===============     ===============

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      For the Three Months Ended              For the Nine Months Ended
                                                             September 30,                          September 30,
                                                 -----------------------------------     -----------------------------------
                                                       2001                2000                2001                2000
                                                 ---------------     ---------------     ---------------     ---------------

Revenue                                          $        40,566     $        43,040     $       120,400     $       127,821

Cost of revenue                                           32,279              33,865              94,968             100,757
                                                 ---------------     ---------------     ---------------     ---------------

  Gross profit                                             8,287               9,175              25,432              27,064

Selling, general and
   administrative expenses                                 6,860               8,333              20,834              25,534
Depreciation and amortization                                565                 741               1,953               2,613
                                                 ---------------     ---------------     ---------------     ---------------

  Operating income (loss)                                    862                 101               2,645              (1,083)

Other expense (income):
  Interest expense                                           709                 778               2,179               2,241
  Other (income) expense, net                                (36)                (59)              2,204                (150)
                                                 ---------------     ---------------     ---------------     ---------------

Income (loss) from continuing
  operations before provision
   (benefit) for income taxes                                189                (618)             (1,738)             (3,174)

Provision (benefit) for income taxes                          75                (218)                218              (1,208)
                                                 ---------------     ---------------     ---------------     ---------------

Income (loss) from continuing
operations                                                   114                (400)             (1,956)             (1,966)

Income from discontinued operations                         --                   516                --                 1,100
                                                 ---------------     ---------------     ---------------     ---------------
Net income (loss)                                $           114     $           116     $        (1,956)    $          (866)
                                                 ===============     ===============     ===============     ===============

Basic income (loss) per share:
  Continuing operations                          $           .01     $          (.05)    $          (.26)    $          (.27)
  Discontinued operations                                    .00                 .07                (.00)                .15
                                                 ---------------     ---------------     ---------------     ---------------
  Net income (loss) per share                    $           .01     $           .02     $          (.26)    $          (.12)
                                                 ===============     ===============     ===============     ===============

Diluted income (loss) per share:
  Continuing operations                          $           .01     $          (.05)    $          (.26)    $          (.27)
  Discontinued operations                                    .00                 .06                (.00)                .15
                                                 ---------------     ---------------     ---------------     ---------------
  Net income (loss) per share                    $           .01     $           .01     $          (.26)    $          (.12)
                                                 ===============     ===============     ===============     ===============

Basic weighted average common
   shares outstanding                                      7,659               7,353               7,659               7,353
                                                 ===============     ===============     ===============     ===============
Diluted weighted average common
   shares outstanding                                      8,164               8,034               7,659               7,353
                                                 ===============     ===============     ===============     ===============

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                    -----------------------------------
                                                                                          2001                2000
                                                                                    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $        (1,956)    $          (866)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities of continuing operations -
    Gain on disposal of equipment and leasehold improvements                                    (37)                (85)
    Income from discontinued operations                                                        --                (1,100)
    Loss on sale of subsidiary                                                                2,283                --
    Depreciation and amortization                                                             1,953               2,613
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                               (112)               (926)
        Prepaid expenses and other current assets                                             1,070               1,175
        Other assets                                                                            (65)               (176)
      Increase (decrease) in -
        Accounts payable and accrued liabilities                                               (932)               (786)
        Other long-term liabilities                                                              (3)               (418)
                                                                                    ---------------     ---------------
          Net cash provided by (used in) operating activities of continuing
          operations                                                                          2,201                (569)
                                                                                    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                                    205                 132
  Proceeds from sale of businesses, net                                                      12,306                --
  Additions to equipment and leasehold improvements                                            (185)               (758)
                                                                                    ---------------     ---------------
          Net cash provided by (used in) investing activities of continuing
          operations                                                                         12,326                (626)
                                                                                    ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term (repayments) borrowings, net                                                   (10,868)              3,478
  Repayments of long-term debt                                                               (2,359)             (1,775)
                                                                                    ---------------     ---------------
          Net cash (used in) provided by financing activities of continuing
          operations                                                                        (13,227)              1,703
                                                                                    ---------------     ---------------

  CASH USED IN DISCONTINUED OPERATIONS                                                       (1,425)               (412)
                                                                                    ---------------     ---------------

          Net (decrease) increase in cash and cash equivalents                                 (125)                 96

CASH AND CASH EQUIVALENTS, beginning of period                                                  319                 326
                                                                                    ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                                            $           194     $           422
                                                                                    ===============     ===============

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2000.

         The Company suffered a loss from operations of ($6,229,000) for the year ended December 31, 2000 and at December 31, 2000 had a working capital deficit of ($3,430,000). In March and June 2001, the Company sold its air delivery business and Mid-West Region operations, respectively, and used the proceeds from the sales to pay down a portion of the Company's existing debt. Additionally, management has taken steps to mitigate the factors that led to the net loss in 2000, which arose as a result of increased labor, insurance and vehicle operating costs and increased selling, general and administrative expenses. As a result of such actions, working capital as of September 30, 2001 has improved to $4,241,000. Management believes that based upon the results to date and the projected results for the remainder of 2001 and 2002 that cash flow from operations and availability under the Company's credit facility with First Union Commercial Corporation will be sufficient to meet its cash requirements in the next twelve months.

         As a result of the effects of the events of September 11, 2001 and the other factors discussed herein, CD&L was unable to meet its financial covenants to First Union and the holders of the Senior Notes for the third quarter of 2001, and CD&L will not meet those covenants for the fourth quarter. First Union has waived compliance with those covenants for the third quarter and has modified its covenants for the fourth quarter consistent with CD&L's fourth quarter financial forecast. CD&L is in the process of negotiating revised financial covenants with First Union for 2002 consistent with CD&L's financial projections. First Union also agreed to extend the maturity of the First Union Loan and Security Agreement to September 30, 2002.

         The holders of the Senior Notes have waived compliance with the financial covenants for the third and fourth quarters and have agreed to reschedule their $250,000 principal repayment that was due November 15, 2001 to January 2002. CD&L is in the process of negotiating revised financial covenants with the holders of the Senior Notes for 2002 consistent with CD&L's financial projections. If CD&L and the holders of the Senior Notes are unable to agree on revised covenants and the covenants are not met as of March 31, 2002 or thereafter, the Senior Notes would become callable and CD&L would be required to classify the Senior Notes as current and would need to seek replacement financing to satisfy its obligations to the holders of the Senior Notes. No assurances can be given that CD&L would be able to secure replacement financing for the Senior Notes on terms and conditions satisfactory to CD&L and its senior lender. If the covenants are not renegotiated or replacement financing obtained, this would have a material adverse effect on the Company's liquidity and financial position.

         Certain prior year amounts have been reclassified in order to conform to the current year presentation.

(2)      SHORT-TERM BORROWINGS:

         Effective as of September 30, 2001, CD&L and First Union Commercial Corporation ("First Union") modified the Loan and Security Agreement (the "First Union Agreement") entered into on July 14, 1997. As a result of the effects of the events of September 11, 2001 and the other factors discussed herein, CD&L was unable to meet its financial covenants to First Union and the holders of the Senior Notes for the third quarter of 2001, and CD&L will not meet those covenants for the fourth quarter. First Union has waived compliance with those covenants for the third quarter and has modified its covenants for the fourth quarter consistent with CD&L's fourth quarter financial forecast. CD&L is in the process of negotiating revised financial covenants with First Union for 2002 consistent with CD&L's financial projections. First Union also agreed to extend the maturity of the First Union Loan and Security Agreement to September 30, 2002.

 (3)     LONG-TERM DEBT:

         On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes bear interest at 12% per annum and are subordinate to all senior debt including the Company's credit facility with First Union. The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants as a credit to additional paid-in-capital and a debt discount on the Senior Notes. Under the terms of the Senior Notes, the Company is required to maintain certain financial ratios and comply with other financial conditions. Effective as of September 30, 2001, CD&L and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999. The Senior Note Agreement, as amended, provided for repayment of $1,000,000 of the Senior Notes on April 2, 2001 and an additional $1,000,000 repayment in installments through August 15, 2002 provided that the Company is in compliance with the terms of the First Union Agreement. The holders of the Senior Notes have waived compliance with the financial covenants for the third and fourth quarters and have agreed to reschedule their $250,000 principal payment that was due November 15, 2001 to January 2002. CD&L is in the process of negotiating revised financial covenants with the holders of the Senior Notes for 2002 consistent with CD&L's financial projections. If CD&L and the holders of the Senior Notes are unable to agree on revised covenants and the covenants are not met as of March 31, 2002 or thereafter, the Senior Notes would become callable and CD&L would be required to classify the Senior Notes as current and would need to seek replacement financing to satisfy its obligations to the holders of the Senior Notes. No assurances can be given that CD&L would be able to secure replacement financing for the Senior Notes on terms and conditions satisfactory to CD&L and its senior lender. If the covenants are not renegotiated or replacement financing obtained, this would have a material adverse effect on the Company's liquidity and financial position.

         A subordinated note in the principal amount of $1,750,000 issued to Metro Courier Network, Inc. ("Metro") in connection with the Company's purchase of the assets of that business in 1998 was due on July 1, 2001. As of September 30, 2001 the Company was in default with regard to this note. Subsequently, on November 1, 2001 the note was amended to amortize the principal amount over forty-eight months with a balloon payment for the balance due March 2, 2004. As a result of this amendment, the Company has reclassified amounts due after September 30, 2002 to long-term debt in the accompanying financial statements.

 (4)     DISCONTINUED OPERATIONS:

         On December 1, 2000, CD&L made a strategic decision to dispose of its air delivery business. On March 30, 2001, CD&L consummated a transaction providing for the sale of certain assets and liabilities of Sureway, the air delivery business. The selling price for the net assets was approximately $14,150,000 and is comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by CD&L. The Note Receivable bears interest at a rate of 10.0% per annum, with interest only in monthly installments. The entire balance of principal, plus all accrued interest, is due and payable on March 30, 2006. The $2,500,000 of the Note Receivable recorded upon the consummation of the sale is included in Other Assets in the accompanying financial statements. Accordingly, the financial position and operating results have been segregated from continuing operations and reclassified as a discontinued operation in the accompanying financial statements.

         As a result of the sale of its air delivery business, the Company now operates in only one reportable business segment; the time-critical, ground delivery business.

(5)      NOTE RECEIVABLE FROM STOCKHOLDER:

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York. Under the terms of its acquisition of Securities, the Company had certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in such amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. Mr. Brana delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made by Securities on October 16, 2000, $325,000 plus interest at a rate of 10.5% per annum was paid in monthly installments ending July 1, 2001 and $325,000 plus interest at a rate of 12.0% per annum is due in monthly installments ending July 1, 2002.

         At September 30, 2001 and December 31, 2000 the Company had a receivable due from Mr. Brana totaling $2,928,000 and $2,908,000, respectively. As of December 31, 2000, considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the promissory note, the Company recorded a $2,500,000 reserve against the receivable. Based upon the facts and circumstances as of the current time, the reserve remained the same as of September 30, 2001.

(6)      LITIGATION:

         The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day ground delivery operations. In connection therewith, the Company has recorded reserves of $225,000 and $455,000 as of September 30, 2001 and December 31, 2000, respectively. Management believes that none of these actions, including the action described above, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(7)      INCOME (LOSS) PER SHARE:

         Basic income (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. Because of the Company's net loss for the nine months ended September 30, 2001, equivalent shares represented by 3,942 Stock Options and 505,449 Warrants would be anti-dilutive and therefore are not included in the loss per share calculation for the nine months ended September 30, 2001. Because of the Company's net loss for the nine months ended September 30, 2000, equivalent shares represented by 48,010 Stock Options, 506,010 Warrants and 202,850 Employee Stock Purchase Plan shares would be anti-dilutive and therefore are not included in the loss per share calculation for the nine months ended September 30, 2000.

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                              Three Months Ended                     Nine Months Ended
                                                                 September 30,                          September 30,
                                                      -----------------------------------     -----------------------------------
        (000s)                                             2001                2000                2001                2000
                                                      ---------------     ---------------     ---------------     ---------------
        Basic weighted average
         common shares outstanding                              7,659               7,353               7,659               7,353
        Effect of dilutive securities:
            Stock options                                        --                  --                  --                  --
            Warrants                                              505                 506                --                  --
            ESPP                                                 --                   175                --                  --
                                                      ---------------     ---------------     ---------------     ---------------
        Diluted weighted average
          common shares
          outstanding                                           8,164               8,034               7,659               7,353
                                                      ===============     ===============     ===============     ===============

         The following common stock equivalents were excluded from the computation of diluted earnings per share because the exercise or conversion price was greater than the average market price of common shares:

                                                               Three Months Ended                      Nine Months Ended
                                                                  September 30,                           September 30,
                                                      -----------------------------------     -----------------------------------
        (000s)                                             2001                2000                2001                2000
                                                      ---------------     ---------------     ---------------     ---------------
        Stock options                                           1,877               2,459               1,822               1,469
        Subordinated
                convertible debentures                              7                 113                  12                 135
        Seller financed
               convertible notes                                  553                 593                 553                 593

(8)      SALE OF MID-WEST OPERATIONS:

         On June 14, 2001, the Company consummated a transaction providing for the sale of all the outstanding stock in National Express, Inc. The selling price was approximately $2,500,000 and is comprised of $900,000 in cash and a subordinated promissory note (the "Note Receivable") for $1,600,000. The Note Receivable bears interest at the rate of 7.0% per annum. The note is payable in seventeen equal quarterly installments through March 14, 2006 and a final balloon payment of approximately $1,100,000 on June 14, 2006. As a result of the transaction, the Company recorded a $2,300,000 loss on the sale with no related tax benefit pending review and analysis by our tax advisors.

(9)      NEW ACCOUNTING PRONOUNCEMENTS:

         In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separate or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

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

         The Company is currently assessing the impact of the adoption of these statements. Amortization of goodwill and other intangibles was $1,113,000 for the year ended December 31, 2000, and $745,000 for the nine months ended September 30, 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview

         The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes thereto which appear elsewhere in this report. Percentages and dollar amounts have been rounded to aid presentation.

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

         RESULTS OF OPERATIONS

         Income and Expense as a Percentage of Revenue

                                                           For the Three Months Ended             For the Nine Months Ended
                                                                 September 30,                           September 30,
                                                      -----------------------------------     -----------------------------------
                                                           2001                2000                2001                2000
                                                      ---------------     ---------------     ---------------     ---------------

        Revenue                                                 100.0%              100.0%              100.0%              100.0%

        Gross profit                                             20.4%               21.3%               21.1%               21.2%

        Selling, general and
           administrative expenses                               16.9%               19.4%               17.3%               20.0%
        Depreciation and amortization                             1.4%                1.7%                1.6%                2.0%

        Operating income (loss)                                   2.1%                0.2%                2.2%               (0.8)%

        Interest expense                                          1.7%                1.8%                1.8%                1.8%

        Other (income) expense, net                              (0.1)%              (0.1)%               1.8%               (0.1)%

        Income (loss) from continuing operations                  0.3%               (0.9)%              (1.6)%              (1.5)%

         Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

         Revenue for the nine months ended September 30, 2001 decreased by $7.4 million, or 5.8%, to $120.4 million from $127.8 million for the nine months ended September 30, 2000. The decrease in revenue is primarily due to the Company's ongoing efforts to increase its profit margins and eliminate less profitable business. As a result of a portfolio review, contracts with certain customers that had unacceptable profit margins were given notice of rate increases. If the rate increases were not accepted, the contracts were terminated. This revenue loss was partially offset by the effect of fuel surcharges and price increases implemented throughout 2000 that remained in effect for 2001.

         Cost of revenue decreased by $5.8 million, or 5.8%, to $95.0 million for the nine months ended September 30, 2001 from $100.8 million for the nine months ended September 30, 2000. Cost of revenue for the nine months ended September 30, 2001 represents 78.9% of revenues as compared to 78.8% for the same period in 2000. The increase in cost of revenue is due primarily to the effect of the September 11, 2001 events on the Company's New York City operations, offset by a decrease in labor and vehicle operating costs as compared to the same period in 2000. While the September 11, 2001 events caused an increase in overall cost of revenue, both the elimination of less profitable business and better utilization of direct labor have contributed to increased gross profit margins in other areas of the Company. Additionally, a slowing economy has helped in recruiting and retaining reliable couriers and subcontractors at reasonable costs.

         Selling, general and administrative expenses ("SG&A") decreased by $4.7 million, or 18.4%, to $20.8 million for the nine months ended September 30, 2001 from $25.5 million for the same period in 2000. Stated as a percentage of revenue, SG&A decreased to 17.3% for the nine months ended September 30, 2001 as compared to 20.0% for the same period in 2000. The decrease in SG&A is due primarily to both the Company's ongoing efforts to reduce and better control such costs and certain non-recurring items recorded during the first quarter of 2000. The non-recurring items recorded during the first quarter of 2000 were the bad debt expense recorded as a result of a previous customer filing for bankruptcy protection and certain consulting expenses.

         Depreciation and amortization decreased by $0.6 million, or 23.1%, to $2.0 million for the nine months ended September 30, 2001 from $2.6 million for the same period in 2000. The decrease in depreciation and amortization is due primarily to certain equipment and leasehold improvements reaching the end of their depreciable lives during 2000 that have not yet been replaced as of September 30, 2001.

         As a result of the factors discussed above, operating income (loss) increased by $3.7 million for the nine months ended September 30, 2001 as compared to the same period in 2000.

         Other (income) expense, net increased by $2.4 million, to $2.2 million, primarily as a result of the loss recorded on the sale of the Company's Mid-West Region business. On June 14, 2001, the Company consummated a transaction providing for the sale of all the outstanding stock in National Express, Inc. The selling price was approximately $2.5 million and is comprised of $0.9 million in cash and a subordinated promissory note (the "Note Receivable") for $1.6 million. The Note Receivable bears interest at the rate of 7.0% per annum. The note is payable in seventeen equal quarterly installments through March 14, 2006 and a final balloon payment of approximately $1.1 million on June 14, 2006. As a result of the transaction, the Company recorded a $2.3 million loss on the sale with no related tax benefit pending review and analysis by our tax advisors.

         Loss from continuing operations was ($2.0) million for the nine months ended September 30, 2001, the same amount as compared to the same period in 2000. This was primarily due to the improved results of operations, offset by the loss recorded on the sale of the Company's Mid-West Region business.

         During the nine months ended September 30, 2000 the Company also recorded $1.1 million of income from discontinued operations, net of tax, as a result of the activities of the air delivery business.

         Net loss increased by $1.1 million to a loss of ($2.0) million for the nine months ended September 30, 2001 as compared to a loss of ($0.9) million for the same period in 2000 for the reasons discussed above.

         Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

         Revenue for the three months ended September 30, 2001 decreased by $2.4 million, or 5.6%, to $40.6 million from $43.0 million for the three months ended September 30, 2000. The decrease in revenue is primarily due to the sale of the Company's Mid-West Region operations on June 14, 2001. For the three months ended September 30, 2000 revenue of $2.7 million was recorded by the Mid-West Region. This was partially offset by the effect of fuel surcharges and price increases implemented throughout 2000 that remained in effect for 2001.

         Cost of revenue decreased by $1.6 million, or 4.7%, to $32.3 million for the three months ended September 30, 2001 from $33.9 million for the three months ended September 30, 2000. Cost of revenue for the three months ended September 30, 2001 represents 79.6% of revenues as compared to 78.7% for the same period in 2000. The increase in cost of revenue is due primarily to the effect of the September 11, 2001 events on the Company's New York City operations, partially offset by a decrease in labor and vehicle operating costs in other business units as compared to the same period in 2000. While the September 11, 2001 events caused an increase in overall cost of revenue, both the elimination of less profitable business and better utilization of direct labor have contributed to increased in gross profit margins in other areas of the Company. Additionally, a slowing economy has helped in recruiting and retaining reliable couriers and subcontractors at reasonable costs.

         SG&A decreased by $1.4 million, or 16.9%, to $6.9 million for the three months ended September 30, 2001 from $8.3 million for the same period in 2000. Stated as a percentage of revenue, SG&A decreased to 16.9% for the three months ended September 30, 2001 as compared to 19.4% for the same period in 2000. The decrease in SG&A is due primarily to the Company's ongoing efforts to reduce and better control such costs.

         Depreciation and amortization decreased by $0.1 million, or 14.3%, to $0.6 million for the three months ended September 30, 2001 from $0.7 million for the same period in 2000. The decrease in depreciation and amortization is due primarily to certain equipment and leasehold improvements reaching the end of their depreciable lives during 2000 that have not yet been replaced as of September 30, 2001.

         As a result of the factors discussed above, operating income increased by $0.8 million for the three months ended September 30, 2001 as compared to the same period in 2000.

         Income (loss) from continuing operations increased by $0.5 million, to $0.1 million for the three months ended September 30, 2001 as compared to the same period in 2000. This was primarily due to the factors discussed above.

         During the three months ended September 30, 2000 the Company also recorded $0.5 million of income from discontinued operations, net of tax, as a result of the activities of the air delivery business.

         Net income was $0.1 million for the three months ended September 30, 2001, the same amount as compared to the same period in 2000 for the reasons discussed above.

         New Accounting Pronouncements

         In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separate or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

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

         The Company is currently assessing the impact of the adoption of these statements. Amortization of goodwill and other intangibles was $1,113,000 for the year ended December 31, 2000, and $745,000 for the nine months ended September 30, 2001.

         Liquidity and Capital Resources

         As a result of the effects of the events of September 11, 2001 and the other factors discussed herein, CD&L was unable to meet its financial covenants to First Union and the holders of the Senior Notes for the third quarter of 2001, and CD&L will not meet those covenants for the fourth quarter. First Union has waived compliance with those covenants for the third quarter and has modified its covenants for the fourth quarter consistent with CD&L's fourth quarter financial forecast. CD&L is in the process of negotiating revised financial covenants with First Union for 2002 consistent with CD&L's financial projections. First Union also agreed to extend the maturity of the First Union Loan and Security Agreement to September 30, 2002.

         The holders of the Senior Notes have waived compliance with the financial covenants for the third and fourth quarters and have agreed to reschedule their $250,000 principal repayment that was due November 15, 2001 to January 2002. CD&L is in the process of negotiating revised financial covenants with the holders of the Senior Notes for 2002 consistent with CD&L's financial projections. If CD&L and the holders of the Senior Notes are unable to agree on revised covenants and the covenants are not met as of March 31, 2002 or thereafter, the Senior Notes would become callable and CD&L would be required to classify the Senior Notes as current and would need to seek replacement financing to satisfy its obligations to the holders of the Senior Notes. No assurances can be given that CD&L would be able to secure replacement financing for the Senior Notes on terms and conditions satisfactory to CD&L and its senior lender. If the covenants are not renegotiated or replacement financing obtained, this would have a material adverse effect on the Company's liquidity and financial position.

         Working capital increased from a deficit of ($3.4) million as of December 31, 2000 to $4.2 million as of September 30, 2001. This increase of $7.6 million reflects the cash received from the sales of the Company's air delivery business and the Mid-West Region business, as well as better management of accounts receivable, reduced capital expenditures and agreements to extend the due dates of certain debt.

         Cash and cash equivalents decreased from $0.3 million to $0.2 million. Cash was provided by operating activities (a decrease in prepaid expenses and other current assets offset partially by a decrease in accounts payable and accrued liabilities during the nine months ended September 30, 2001), provided by investing activities (proceeds received from the sale of the businesses), used by financing activities (a decrease in the Company's borrowings on its line of credit and repayments of long-term debt) and used by discontinued operations. Capital expenditures amounted to $0.2 million for the nine months ended September 30, 2001.

         As of September 30, 2001 the Company had total cash on hand and borrowing ability of $1.6 million under its revolving credit facility; after adjusting for the restrictions for outstanding letters of credit and the subordinated debentures.

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

         Inflation

         Other than the described effects of fuel increases and labor cost increases during 2000, inflation has not had a material impact on the Company's results of operations for the past three years.

         Quantitative and Qualitative Disclosures About Market Risk

         CD&L's major "market risk" exposure is the effect of changing interest rates. CD&L manages its interest expense by using a combination of fixed and variable rate debt. At September 30, 2001, the Company's debt consisted of approximately $21.2 million of fixed rate debt with a weighted average interest rate of 11.65% and $0.3 million of variable rate debt with a weighted average interest rate of 6.25%. The amount of variable rate debt fluctuates during the year based on CD&L's cash requirements. If interest rates on such variable rate debt were to increase by 63 basis points (one-tenth of the rate at September 30, 2001), the net impact to the Company's results of operations and cash flows for the nine month period ended September 30, 2001 would be a decrease of approximately $17,000.

                           Part II - OTHER INFORMATION

Item 1 - Legal Proceedings.

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana and certain other parties in the United States District Court for the Southern District of New York. Under the terms of its acquisition of Securities, the Company had certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in such amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. Mr. Brana delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made by Securities on October 16, 2000, $325,000 plus interest at a rate of 10.5% per annum was paid in monthly installments ending July 1, 2001 and $325,000 plus interest at a rate of 12.0% per annum is due in monthly installments ending July 1, 2002.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

                 None.

(b)      Reports on Form 8-K

                 No reports on Form 8-K were filed in the third quarter of 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 20, 2001                       CD&L, INC.




                                               By:  \s\ Russell J. Reardon
                                                    ---------------------------
                                                    Russell J. Reardon
                                                    Vice President and
                                                    Chief Financial Officer