Form 10-K
period 2001-12-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 2002-04-16
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the transition period from .................... to ....................

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

Indicate by check mark whether: the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The number of shares of the registrant's Common Stock, $.001 par value outstanding was 7,658,660 and the aggregate market value of voting stock held by non-affiliates of the registrant was $2,936,048 as of April 9, 2002.

Documents Incorporated by Reference: The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 2001.


================================================================================

                                     PART I

         Statements and information presented within this Annual Report on Form 10-K for CD&L, Inc. (the "Company", "CDL", or "we") include certain statements that may be deemed to be "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Exchange Act. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are generally intended to identify forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors (Item 1. Business Description - Risk Factors) discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by these factors.

Item 1. Business Description.

Overview

           We are one of the leading national full-service providers of customized, time-critical, delivery services to a wide range of commercial, industrial, retail and E-commerce based customers. Our services are provided throughout the United States, but concentrated on the East Coast.

           In conjunction with our initial public offering in November 1995 we acquired 11 time-critical ground and air delivery businesses that operated in 52 cities across the United States. As of December 31, 2001, we had acquired 15 additional time-critical ground and air delivery businesses. On March 30, 2001, we consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc., our air delivery business. The selling price for the net assets was approximately $14,150,000 and was comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by us. The Note Receivable bears interest at the rate of 10.0% per annum, with interest only in monthly installments. The entire balance of principal, plus all accrued interest, is due and payable on March 30, 2006. As of December 31, 2001 collection of the Note Receivable, interest accrued thereon and certain other related receivables was in doubt. As such, the Company recorded a pretax charge in the fourth quarter of 2001 for $3,205,000 to write-off the Note Receivable, write-off certain other direct expenses incurred on behalf of Sureway for which collection is in doubt and to true-up certain accruals that were estimated in 2000 relative to the disposition of Sureway. Collection efforts on all amounts due will continue. Accordingly, the financial position, operating results and the provision for loss on the disposition of the Company's air delivery business have been segregated from continuing operations and reclassified as a discontinued operation in the accompanying consolidated financial statements.

           We offer the following delivery services:

              o rush delivery service, typically consisting of delivering time-sensitive packages, such as critical machine parts or emergency medical devices, from-point-to-point on an as-needed basis;

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

Our Industry

           The overall domestic ground delivery industry is composed largely of companies that provide same-day, next-day and two-day delivery services. We primarily service the same-day, time-critical delivery segment of that overall market. In contrast, the next-day and two-day delivery market segments are dominated by large national entities such as United Parcel Service, Inc., Federal Express Corp. and the United States Postal Service.

           We believe that the same-day delivery industry, which is currently serviced by a fragmented system of approximately 10,000 companies that include only a small number of large regional or national operators, is undergoing substantial growth and consolidation. We believe that several factors, including the following, are driving that growth and consolidation:

              o Outsourcing and Vendor Consolidation. Commercial and industrial businesses, which are major consumers of same-day delivery services, have continued to follow the trend of concentrating on their core business by outsourcing non-core activities. Businesses also are increasingly seeking single-source solutions for their regional and national same-day delivery needs rather than utilizing a number of smaller, local delivery companies. At the same time, larger national and international companies are looking toward decentralized distribution systems. We believe that significant opportunities exist for larger regional or national carriers that are able to provide a full range of services to such businesses.

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

Our Services

           We provide our customers with a full range of customized, time-critical delivery service options.

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

Our Internal Operations

           We operate from 67 leased facilities and 27 customer owned facilities in 21 states. The size of each facility varies, but typically includes dedicated dispatch and order entry functions as well as delivery personnel. We accomplish coordination and deployment of our delivery personnel either through communications systems linked to our computers, through pagers, mobile data units, or by radio or telephone. A dispatcher coordinates shipments for delivery within a specific time frame. We route a shipment according to its type and weight, the geographic distance between its origin and destination and the time allotted for its delivery. In the case of scheduled deliveries, we design routes to minimize the unit costs of the deliveries and to enhance route density. We continue to deploy new hardware and software systems designed to enhance the capture, routing, tracking and reporting of deliveries throughout our network. To further improve customer service, we have begun to provide certain customers the opportunity to access this information via the Internet. Full implementation of our Internet portal is expected during 2002.

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

Competition

           The market for our delivery services is highly competitive. We believe that the principal competitive factors in the markets in which we compete are reliability, quality, breadth of service offerings, technology and price. We compete on all of those factors. Most of our competitors in the time-critical delivery market are privately held companies that operate in only one location or within a limited service area. In addition to our time-critical delivery services, customers also utilize next-day and second-day services. The market for next-day and second-day services is dominated by nationwide network providers, which have built large, capital-intensive distribution channels that allow them to process a high volume of materials. These companies typically have fixed deadlines for next-day or second-day delivery services. By contrast, we specialize in on-demand deliveries or services which, by their nature, are not governed by rigid time schedules. If one of our customers is unable to meet a network provider's established deadline, we can pick up the shipment on-demand and deliver it, in some cases, before the network provider's scheduled delivery time. Our services are available 24-hours-a-day, 7-days-a-week.

Acquisitions and Sales of Businesses

           We were formed as a Delaware corporation in June 1994. As of December 31, 2001, we had acquired 26 same-day time-critical delivery businesses, including the 11 companies that we acquired simultaneously with the commencement of our operations in November 1995. We paid approximately $67,800,000 ($29,600,000 in cash and 2,935,702 shares of our common stock) to acquire the 11 founding companies. In addition to the acquisition of those companies, we acquired certain additional assets from two companies in transactions that we accounted for as purchases. Those acquired assets were not material.

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

           In December 1997, we sold our direct mail business for $850,000 in cash and notes. In connection with that sale, we recorded a gain of approximately $23,000 net of Federal and state income taxes of approximately $15,000. Subsequently, in 1999 the company to which we sold our direct mail business went out of business and defaulted on their note and the Company wrote off the remaining balance of the note of $661,868.

           In 1998, we acquired four same-day, time-critical delivery businesses that had aggregate annual revenues of approximately $25,100,000. We paid approximately $14,500,000 for the businesses consisting of a combination of cash, shares of our common stock, and seller-financed debt. We accounted for each of the 1998 acquisitions as purchases.

           In 1999, we acquired four same-day, time critical delivery businesses that had aggregate annual revenues of approximately $24,800,000. We paid approximately $12,700,000 for the businesses consisting of a combination of cash, shares of our common stock and seller-financed debt. The acquisitions were accounted for as purchase transactions. Under the terms of the purchase agreements, additional payments of approximately $600,000 were made in 2000 and 2001 upon the accomplishment of certain financial objectives.

           On December 1, 2000, we made a strategic decision to dispose of our air delivery business and accordingly have restated the accompanying balance sheets, statements of operations and statements of cash flows to reflect such as discontinued operations. On March 30, 2001, we consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc., our air delivery business. The selling price for the net assets was approximately $14,150,000 and was comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by us. The Note Receivable bears interest at the rate of 10.0% per annum, with interest only in monthly installments. The entire balance of principal, plus all accrued interest, is due and payable on March 30, 2006. As of December 31, 2001 collection of the Note Receivable, interest accrued thereon and certain other related receivables was in doubt. As such, the Company recorded a pretax charge in the fourth quarter of 2001 for $3,205,000 to write-off the Note Receivable, write-off certain other direct expenses incurred on behalf of Sureway for which collection is in doubt and to true-up certain accruals that were estimated in 2000 relative to the disposition of Sureway. Collection efforts on all amounts due will continue. As a result of this transaction and the subsequent adjustments to the Note Receivable and other liabilities retained by us, provisions for losses on the disposition of the Company's air delivery business have been provided in the amounts of $2,305,000 and $2,807,000 (net of benefit for income taxes of $900,000 and $125,000, respectively) for the years ended December 31, 2001 and 2000, respectively.

           On June 14, 2001, the Company consummated a transaction providing for the sale of all the outstanding stock of National Express, Inc., the Company's Mid-West Region subsidiary. The selling price was approximately $2,530,000 and was comprised of $880,000 in cash and a subordinated promissory note (the "Promissory Note") for $1,650,000. The Promissory Note bears interest at the rate of 7.0% per annum. The Promissory Note is payable in seventeen equal quarterly installments beginning March 14, 2002 and continuing through March 14, 2006 and a final balloon payment of approximately $1,100,000 on June 14, 2006. As a result of the transaction, the Company recorded a $2,283,000 loss on the sale with no related tax benefit.

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

Employees and Independent Contractors

           As of December 31, 2001, we employed approximately 1,940 people, 1,287 as drivers or messengers, 464 in operations, 140 in clerical and administrative positions, 26 in sales, 16 in information technology and 7 in executive management. We are not a party to any collective bargaining agreements. We also had agreements with approximately 1,700 independent contractor drivers as of December 31, 2001. We have not experienced any work stoppages and believe that our relationship with our employees and independent contractor drivers is good.

Risk Factors

         You should carefully consider the following factors as well as the other information in this report before deciding to invest in shares of our common stock.

We have limited capital resources.

           As of December 31, 2001, we had total cash on hand and borrowing ability of $2,200,000 under our revolving credit facility, after adjusting for the restrictions for outstanding letters of credit and minimum availability requirements. While we believe that cash flows from operations, together with our recently amended borrowing facilities are sufficient to meet our liquidity needs for the foreseeable future, no assurances can be given that cash flows from operations will be satisfactory, that we will be able to satisfy all terms and covenants of our lending arrangements and/or that additional borrowing capacity will be available, if required. Our revolving credit facility, as amended, expires on January 31, 2003. We are currently in negotiations with two financial institutions for a replacement credit facility. No assurances can be given that such negotiations will result in adequate replacement financing or that we will be able to renew our existing facility.

Price competition could reduce the demand for our service.

         The market for our services has been extremely competitive and is expected to be so for the foreseeable future. Price competition is often intense, particularly in the market for basic delivery services where barriers to entry are low.

Claims above our insurance limits, or significant increases in our insurance premiums, may reduce our profitability.

           We utilize the services of approximately 720 employee drivers. From time to time some of those drivers are involved in automobile accidents. We currently carry liability insurance of $1,000,000 for each driver accident, subject to applicable deductibles (generally $250,000 per occurrence) and carry umbrella coverage up to $10,000,000 in the aggregate. However, claims against us may exceed the amounts of our insurance coverage. If we were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims, or unfavorable resolutions of claims, our operating results could be materially affected.

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

         o  fluctuations in fuel prices; and

         o  shortages of labor, mainly drivers and messengers.

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

Shareholders will experience dilution when we issue the additional shares of common stock that we are permitted or required to issue under convertible notes, options and warrants.

           We are permitted, and in some cases obligated, to issue shares of common stock in addition to the common stock that is currently outstanding. If and when we issue these shares, the percentage of the common stock currently issued and outstanding will be diluted. The following is a summary of additional shares of common stock that we have currently reserved for issuance as of December 31, 2001:

     o 506,250 shares are issuable upon the exercise of outstanding warrants at an exercise price of $.001 per share.
     o 3,625,000 shares are issuable upon the exercise of options or other benefits under our employee stock option plan, consisting of:

             o outstanding options to purchase 1,846,216 shares at a weighted average exercise price of $3.30 per share, of which options covering 1,587,872 shares were exercisable as of December 31, 2001; and
             o 1,778,784 shares available for future awards after December 31, 2001.

     o 100,000 shares are issuable upon the exercise of options or other benefits under our independent director stock option plan, consisting of:

             o outstanding options to purchase 97,500 shares at a weighted average exercise price of $2.28 per share, of which options covering 97,500 shares were exercisable as of December 31, 2001; and
             o 2,500 shares available for future awards after December 31, 2001.

     o 524,961 shares are issuable upon the exercise of outstanding convertible notes at a weighted average exercise price of $6.54 per share.

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

         In addition, we have adopted a Stockholder Protection Rights Plan in order to protect against offers to acquire us that our Board of Directors believe to be inadequate or not otherwise in our best interests. There are, however, certain possible disadvantages to having the Plan in place, which might adversely impact us. The existence of the Plan may limit our flexibility in dealing with potential acquirers in certain circumstances and may deter potential acquirers from approaching us.

Executive Management

         Albert W. Van Ness, Jr., 59, has served as the Chairman of the Board, Chief Executive Officer and Director of CDL since February 1997. He was formerly the President and Chief Operating Officer of Club Quarters, LLC, a privately held hotel management company and remains a member partner. In the early nineties, Mr. Van Ness served as Director of Managing People & Productivity, a senior management consulting firm. During most of the eighties, Mr. Van Ness held various executive positions with Cunard Line Limited, a passenger ship and luxury hotel company, including Executive Vice President and Chief Operating Officer of the Cunard Leisure Division and Managing Director and President of the Hotels and Resorts Division. Earlier in his career Mr. Van Ness served as the President of Seatrain Intermodal Services, Inc., a cargo shipping company. Mr. Van Ness held various management positions at the start of his professional life with Ford Motor Company, Citibank and Hertz. Mr. Van Ness majored in Sociology and Economics and received a B.A. and M.A. degree and completed his coursework towards his doctorate in Economics. He attended Duke University, Northern State University, South Dakota State University and Syracuse University. Mr. Van Ness has belonged to the New York Athletic Club, the Yale Club, the Chemists' Club and Knollwood Country Club.

           William T. Brannan, 53, has served as the President and Chief Operating Officer of CDL since November 1994. From January 1991 until October 1994, Mr. Brannan served as President, Americas Region - US Operations, for TNT Express Worldwide, a major European-based overnight express delivery company. Mr. Brannan has 25 years of experience in the transportation and logistics industry.

         Michael Brooks, 47, has served as Director of the Company since December 1995 and as Group Operations President since December 2000. Mr. Brooks previously had been Southeast Region Manager since August 1996 and the President of Silver Star Express, Inc., a subsidiary of the Company, since November 1995. Prior to the merger of Silver Star Express, Inc. into the Company, Mr. Brooks was President of Silver Star Express, Inc. since 1988. Mr. Brooks has 25 years of experience in the same-day delivery and distribution industries. In addition, Mr. Brooks is currently a Director of the Express Carriers Association, an associate member of the National Small Shipment Traffic Conference and an affiliate of the American Transportation Association.

         Russell J. Reardon, 52, has served as Vice President - Chief Financial Officer since November 1999. Mr. Reardon previously had been Vice President - Treasurer of CDL since January 1999. Prior thereto, from September 1998 until January 1999 Mr. Reardon was Chief Financial Officer, Secretary and Vice President - Finance of Able Energy, Inc. a regional home heating oil supplier. From April 1996 until June 1998 Mr. Reardon was Chief Financial Officer, Secretary and Vice President - Finance of Logimetrics, Inc. a manufacturer of broad-band wireless communication devices.

           Mark Carlesimo, 48, has served as Vice President - General Counsel and Secretary of CDL since September 1997. From July 1983 until September 1997, Mr. Carlesimo served as Vice President of Legal Affairs of Cunard Line Limited. Earlier in his career, Mr. Carlesimo served as Staff Counsel to Seatrain Lines, Inc., a cargo shipping company and was engaged in the private practice of law. He majored in economics at Fordham University and received his law degree from Fordham University School of Law.

           Anthony Guzzo, 29, was appointed Vice President - Treasurer in
March 2002. Prior to his appointment, Mr. Guzzo served as the Company's Assistant Treasurer since January 2001. Mr. Guzzo previously had been the Company's Director of Financial Reporting since June 2000 and before that was a manager in the Consumer Products and Services Division of Arthur Andersen LLP.

           Jeremy Weinstein, 39, has served as Vice President - Controller since November 1999. Prior to his appointment, Mr. Weinstein served as the Company's Northeast Region Controller since March 1997 and before that was controller of the Company's Manhattan operation.

 Item 2. Properties.

           As of December 31, 2001, the Company operated from 67 leased facilities (not including 27 customer-owned facilities). These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities also contain storage and warehouse space. The table below summarizes the location of the Company's current leased facilities.

State                                               Number of Leased Facilities
-----                                               ---------------------------
New York..........................................            19
Florida...........................................             7
North Carolina....................................             7
California........................................             4
New Jersey........................................             3
Louisiana.........................................             3
Indiana...........................................             2
Maine.............................................             2
Massachusetts.....................................             2
Ohio..............................................             2
Oklahoma..........................................             2
Pennsylvania......................................             2
South Carolina....................................             2
Tennessee.........................................             2
Washington........................................             2
Arkansas..........................................             1
Connecticut.......................................             1
Georgia...........................................             1
Maryland..........................................             1
Texas.............................................             1
Vermont...........................................             1
                                                           --------
      Total                                                   67

           The Company's corporate headquarters is located at 80 Wesley Street, South Hackensack, New Jersey. The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

           As of December 31, 2001, the Company owned or leased approximately 600 vehicles of various types, which are operated by drivers employed by the Company. The Company also hires independent contractors who provide their own vehicles and are required to carry at least the minimum amount of insurance required by state law.

           The Company's aggregate rental expense, primarily for facilities, was approximately $8,409,000, for the year ended December 31, 2001. See Note 12 to the Company's Consolidated Financial Statements.

Item 3. Legal Proceedings

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana, an employee of the Company, and certain other parties in the United States District Court for the Southern District of New York. Under the terms of its acquisition of Securities, the Company had certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in such amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. Mr. Brana delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made by Securities on October 16, 2000, $325,000 plus interest at a rate of 10.5% per annum was paid in monthly installments ending July 1, 2001 and $325,000 plus interest at a rate of 12.0% per annum is due in monthly installments ending July 1, 2002.

         At December 31, 2001 and 2000 the Company had a receivable due from Mr. Brana totaling $2,800,000 and $2,908,000, respectively. As of December 31, 2000, considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the promissory note, the Company recorded a $2,500,000 reserve against the receivable. Recently, Mr. Brana has disputed his obligation to satisfy the amounts when they are due.

         The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $575,000 and $455,000 as of December 31, 2001 and 2000, respectively.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock has been trading on the American Stock Exchange under the symbol "CDV" since February 23, 1999. Prior to that date, the Company's Common Stock was included for quotation on the Nasdaq National Market under the symbol "CDLI." The following table sets forth the high and low sales prices for the Common Stock for 2000 and 2001.

         2000                                      Low                High
         ----                                      ---                ----
         First Quarter                            $2.50              $3.87
         Second Quarter                           $1.50              $2.50
         Third Quarter                            $0.56              $1.50
         Fourth Quarter                           $0.37              $0.75

         2001                                      Low                High
         ----                                      ---                ----
         First Quarter                            $0.37              $1.25
         Second Quarter                           $0.33              $0.62
         Third Quarter                            $0.40              $0.62
         Fourth Quarter                           $0.30              $0.49

         On April 9, 2002, the last reported sale price of the Common Stock was $0.46 per share. As of April 9, 2002, there were approximately 268 shareholders of record of Common Stock.

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

Item 6. Selected Financial Data

           The selected financial data with respect to CD&L, Inc.'s consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001 and with respect to CD&L, Inc.'s consolidated balance sheets as of December 31, 2000 and 2001 have been derived from CD&L, Inc.'s consolidated financial statements that appear elsewhere herein. The financial data provided below should be read in conjunction with these accompanying consolidated financial statements and notes thereto as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                             SELECTED FINANCIAL DATA
                    (In thousands, except per share amounts)

Statement of Operations Data:

                                                                 CD&L, Inc. and Subsidiaries (2)
                                    -------------------------------------------------------------------------------------------
                                                                        For The Years Ended
                                                                              December 31,
                                    -------------------------------------------------------------------------------------------
                                      1997 (1)              1998               1999              2000                2001
                                    --------------      -------------      -------------     --------------     ---------------
Revenue                              $116,235            $130,121           $158,380          $170,079           $160,544
Gross profit                           25,043              27,709             35,175            34,463             32,704
Selling, general and
  administrative expenses              21,855              22,121             27,123            33,978             26,881
Goodwill impairment                         -                   -                  -                 -              3,349
Operating income (loss)                 1,312               2,999              4,380            (2,870)                (2)
Other (income) expense, net              (975)                 48                 80             2,438              2,185
Income (loss) from
  continuing operations                   909               1,075                950            (6,229)            (3,964)
Net income (loss)                        $459              $2,311             $2,911           ($7,648)           ($6,269)
Basic income (loss) per
  share:
  -Continuing operations                 $.14                $.16               $.13             ($.84)             ($.52)
  -Net income (loss)                     $.07                $.35               $.40            ($1.03)             ($.82)
                                    ==============      =============      =============     ==============     ===============
Diluted income (loss) per share:
  -Continuing operations                 $.14                $.16               $.12             ($.84)             ($.52)
  -Net income (loss)                     $.07                $.34               $.37            ($1.03)             ($.82)
                                    ==============      =============      =============     ==============     ===============

Balance Sheet Data:


                                                               CD&L, Inc. and Subsidiaries (1 & 2)
                                    -------------------------------------------------------------------------------------------
                                                                           December 31,
                                    -------------------------------------------------------------------------------------------
                                        1997                1998               1999               2000               2001
                                    --------------      --------------     -------------      -------------     ---------------
Working capital (deficit)                $2,519             ($4,196)            $5,989            ($3,430)           $4,923
Equipment and leasehold
  improvements, net                       4,531               5,299              4,321              2,841             1,961
Total assets                             29,773              46,890             62,513             57,785            35,481
Long-term debt, net of
  current maturities                      1,721               6,137             22,858             17,765            18,233
Stockholders' equity                     $8,614             $11,407            $17,369             $9,884            $3,615

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements.

           The Company is provided a "safe harbor" for forward-looking statements contained in this report by the Private Securities Litigation Reform Act of 1995. The Company may discuss forward looking information in this Report such as its expectations for future performance, growth and acquisition strategies, liquidity and capital needs and its future prospects. Actual results may not necessarily develop as the Company anticipates due to many factors including, but not limited to the timing of certain transactions, unexpected expenses encountered, the effect of economic and market conditions, the impact of competition and the factors listed in Item 1. Business Description - Risk Factors. Because of these and other reasons, the Company's actual results may vary materially from management's current expectations.

Overview

           The consolidated financial statements of the Company including all related notes, which appear elsewhere in this report, should be read in conjunction with this discussion of the Company's results of operations and its liquidity and capital resources.

Discontinued Operations

           On December 1, 2000, we made a strategic decision to dispose of our air delivery business and accordingly have restated the accompanying balance sheets, statements of operations and statements of cash flows to reflect such as discontinued operations. On March 30, 2001, we consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc. ("Sureway"), our air delivery business. The selling price for the net assets was approximately $14,150,000 and was comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by us. The Note Receivable bears interest at the rate of 10.0% per annum, with interest only in monthly installments. The entire balance of principal, plus all accrued interest, is due and payable on March 30, 2006. As of December 31, 2001 collection of the Note Receivable, interest accrued thereon and certain other related receivables was in doubt. As such, the Company recorded a pretax charge in the fourth quarter of 2001 for $3,205,000 to write-off the Note Receivable, write-off certain other direct expenses incurred on behalf of Sureway for which collection is in doubt and to true-up certain accruals that were estimated in 2000 relative to the disposition of Sureway. Collection efforts on all amounts due will continue. As a result of this transaction and the subsequent adjustments to the Note Receivable and other liabilities retained by us, provisions for losses on the disposition of the Company's air delivery business have been provided in the amounts of $2,305,000 and $2,807,000 (net of benefit for income taxes of $900,000 and $125,000, respectively) for the years ended December 31, 2001 and 2000, respectively.

           The Company reported net losses of $2,305,000 and $1,419,000 from discontinued operations for the years ended December 31, 2001 and 2000, respectively (including provisions for losses on the disposition of the assets of Company's air delivery business, net of tax of $2,305,000 and $2,807,000, respectively) and $1,961,000 income from discontinued operations, net of tax for the year ended December 31, 1999.

Results of Operations 2001 Compared with 2000

           The following discussion compares the year ended December 31, 2001 and the year ended December 31, 2000, for continuing operations.

Income and Expense as a Percentage of Revenue

                                                    For the Years Ended
                                                        December 31,
                                                -----------------------------
                                                    2001             2000
                                                ------------     ------------

         Revenue                                   100.0%           100.0%

         Gross profit                               20.4%            20.3%

         Selling, general and
            administrative expenses                 16.8%            20.0%
         Goodwill Impairment                         2.1%             0.0%
         Depreciation and amortization               1.5%             2.0%

         Operating loss                            (0.0)%           (1.7)%

         Interest expense                            1.8%             1.8%

         Loss from continuing operations           (2.5)%           (3.7)%

           Revenue for the year ended December 31, 2001 decreased $9,535,000, or 5.6%, to $160,544,000 from $170,079,000 for the year ended December 31, 2000.
The decrease included approximately $4,500,000 in lost revenue due to the sale of the Company's Mid-West Region operations on June 14, 2001. The balance of the decrease in revenue is due to the Company's ongoing efforts to increase its profit margins and eliminate less profitable business. As a result of a portfolio review, contracts with certain customers that had unacceptable profit margins were given notice of rate increases. If the rate increases were not accepted, the contracts were terminated. This revenue loss was partially offset by the effect of fuel surcharges and price increases implemented throughout 2000 that remained in effect for 2001.

           Cost of revenue consists primarily of payments to employee drivers and independent contractors, agents, other direct pick-up and delivery costs and the costs of dispatching drivers and messengers. These costs decreased $7,776,000, or 5.7%, from $135,616,000 for 2000 to $127,840,000 in 2001. Stated as a percentage of revenue, these costs were flat, amounting to 79.6% for 2001 and 79.7% for 2000. This reflects the impact of a reduction in vehicle operating and insurance costs partially offset by higher labor costs. The decrease in insurance costs was primarily attributable to decreased medical, workers' compensation and auto liability claims. The increased labor costs, as a percentage of revenue, were partially attributable to the effect of the September 11, 2001 events on the Company's New York City operations. The elimination of less profitable business and better utilization of direct labor have contributed to increased gross profit margins in other areas of the Company where a slowing economy has helped in recruiting and retaining reliable couriers and subcontractors at reasonable costs.

           As a result of the above, gross profit decreased by $1,759,000, from $34,463,000 in 2000 to $32,704,000 in 2001. As a percentage of revenue gross profit was consistent, and amounted to 20.4% in 2001 and 20.3% in 2000.

           Selling, general and administrative expense ("SG&A") includes costs incurred at the terminal level related to taking orders and administrative costs related to such functions. Also included are costs to support the Company's marketing and sales effort and the expense of maintaining information systems, human resources, financial, legal and other corporate administrative functions. SG&A decreased by $7,097,000, or 20.9%, from $33,978,000 in 2000 to $26,881,000 in 2001. As a percentage of revenue SG&A decreased to 16.8% in 2001 compared to 20.0% of revenue in 2000. SG&A expense was favorably impacted by decreases in payroll costs, medical insurance claims, telecommunications costs, professional fees, facilities rental costs, and bad debt expense. The decrease in such costs is due primarily to both the Company's ongoing efforts to reduce and better control such costs and certain non-recurring items recorded during 2000, primarily the bad debt expense related to the bankruptcy of a significant customer. Additionally, the sale of the Mid-West Region operations reduced SG&A by approximately $1,000,000.

           Goodwill impairment for 2001 was $3,349,000 compared to $0 for 2000. The charge taken in 2001 was the result of a comprehensive review of the Company's intangible assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). As a result of recording significant losses on the dispositions of Sureway and the Mid-West Region and as a result of inadequate cash flows from certain acquired businesses due to the loss of customers, the Company determined that the carrying amount of certain assets might not be fully recoverable. The measurement of impairment losses recognized in 2001 is based on the difference between the fair values, which were calculated based upon the present value of projected future cash flows, and the carrying amounts of the assets.

           Depreciation and amortization decreased by $879,000, or 26.2%, from $3,355,000 for 2000 to $2,476,000 for 2001. The decrease was primarily attributable to the full depreciation of certain vehicles held under a capital lease that ended during 2000 and reduced capital expenditures in 2000 and 2001.

           As a result of the above, operating loss decreased to a loss of ($2,000) for the year ended December 31, 2001 compared to a loss of ($2,870,000) for the year ended December 31, 2000. The operating loss was (0.0%) of revenue for the year ended December 31, 2001 compared to an operating loss of (1.7%) of revenue for the year ended December 31, 2000.

           Interest expense decreased by $163,000 from $3,060,000 in 2000 to $2,897,000 in 2001. The decrease is primarily attributable to decreased borrowings on the Company's revolving line of credit as a result of the sales of Sureway and the Mid-West Region operations, partially offset by an increase in the interest rates paid on the seller-financed debt from acquisitions.

           Other expense decreased by $253,000, to $2,185,000 in 2001 from $2,438,000 in 2000. The 2001 loss is primarily due to the Company selling all the outstanding stock in National Express, Inc. on June 14, 2001. The selling price was approximately $2,530,000 and was comprised of $880,000 in cash and a subordinated promissory note (the "Promissory Note") for $1,650,000. The Promissory Note bears interest at the rate of 7.0% per annum. The Promissory
Note is payable in seventeen equal quarterly installments beginning March 14, 2002 and continuing through March 14, 2006 and a final balloon payment of approximately $1,100,000 on June 14, 2006. As a result of the transaction, the Company recorded a $2,283,000 loss on the sale. The 2000 loss is primarily as a result of recording a reserve related to a note receivable from a stockholder related to the Company's funding of litigation defense and settlement expenses in connection with the action filed by Liberty Mutual Insurance Company against Securities Courier Corporation ("Securities"), a subsidiary of the Company, and Mr. Vincent Brana, an employee of the Company. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a settlement agreement and executed a Promissory Note due and payable on December 1, 2002. Mr. Brana has delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. Considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the note when due, the Company recorded a $2,500,000 reserve against the note receivable.

           Benefit for income taxes decreased by $1,019,000 from a benefit for income taxes of $2,139,000 in 2000 to a benefit for income taxes of $1,120,000 in 2001. The decrease was caused by the decrease in pre-tax loss in 2001 and the recording of a non-deductible $2,283,000 loss on the sale of the stock of National Express, Inc., the Company's Mid-West Region subsidiary, on June 14, 2001, partially offset by the recording in 2000 of a $1,000,000 valuation allowance against the deferred tax assets recorded by the Company.

Results of Operations 2000 Compared with 1999

           The following discussion compares the year ended December 31, 2000 and the year ended December 31, 1999, for continuing operations.

Income and Expense as a Percentage of Revenue

                                                    For the Years Ended
                                                        December 31,
                                                -----------------------------
                                                    2000             1999
                                                ------------     ------------

         Revenue                                   100.0%           100.0%

         Gross profit                               20.3%            22.2%

         Selling, general and
            administrative expenses                 20.0%            17.1%
         Depreciation and amortization               2.0%             2.3%

         Operating (loss) income                   (1.7)%             2.8%

         Interest expense                            1.8%             1.7%

         (Loss) income from continuing
           operations                              (3.7)%             0.6%

           Revenue for the year ended December 31, 2000 increased $11,699,000, or 7.4%, to $170,079,000 from $158,380,000 for the year ended December 31, 1999.
The increase included $2,978,000 contributed by the businesses acquired in 1999 as well as increased sales from the Company's existing operations.

           Cost of revenue consists primarily of payments to employee drivers and independent contractors, agents, other direct pick-up and delivery costs and the costs of dispatching drivers and messengers. These costs increased $12,411,000, or 10.1%, from $123,205,000 for 1999 to $135,616,000 in 2000.
Stated as a percentage of revenue, these costs increased to 79.7% for 2000 from 77.8% for 1999. This increase reflects the impact of higher insurance, facilities, vehicle and labor costs offset, partially, by a reclassification of $2,400,000 in administrative salaries and benefits previous considered a component of cost of revenue to selling, general and administrative expenses. The increase in insurance costs was primarily attributable to increased medical, workers' compensation and auto liability claims. Additionally, the expense related to unreported claims increased as a result of the increase in the reserve for claims that have been incurred but not yet reported. The increase in facilities costs includes the impact of opening 11 new facilities and the closing of 16 facilities during the year.

           As a result of the above, gross profit decreased by $712,000, from $35,175,000 in 1999 to $34,463,000 in 2000. As a percentage of revenue gross profit decreased to 20.3% in 2000 compared to 22.2% of revenue in 1999.

           SG&A includes costs incurred at the terminal level related to taking orders and administrative costs related to such functions. Also included are costs to support the Company's marketing and sales effort and the expense of maintaining information systems, human resources, financial, legal and other corporate administrative functions. SG&A increased by $6,855,000, or 25.3%, from $27,123,000 in 1999 to $33,978,000 in 2000. As a percentage of revenue SG&A increased to 20.0% in 2000 compared to 17.1% of revenue in 1999. In addition to the $2,400,000 reclassification from cost of revenue, SG&A expense was unfavorably impacted by increases in medical insurance claims, bad debt expense related to the bankruptcy of a significant customer, professional fees, administrative costs of the companies acquired in 1999, legal expenses and acquisition and merger related expenses.

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

           Other expense increased by $2,358,000, to $2,438,000, primarily as a result of recording a reserve related to a note receivable from a stockholder related to the Company's funding of litigation defense and settlement expenses in connection with the action filed by Liberty Mutual Insurance Company against Securities, a subsidiary of the Company, and Mr. Vincent Brana, an employee of the Company. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a settlement agreement and executed a Promissory Note due and payable on December 1, 2002. Mr. Brana has delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. Considering the current market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the note when due, the Company has recorded a $2,500,000 reserve against the $2,908,000 note receivable.

           (Benefit) provision for income taxes decreased by $2,758,000 from a provision for income taxes of $619,000 in 1999 to a (benefit) for income taxes of ($2,139,000) in 2000. The decrease was caused by the decrease in pre-tax income to a pre-tax loss in 2000 of ($8,368,000), partially offset by the recording of a $1,000,000 valuation allowance against the deferred tax assets recorded by the Company.

Liquidity and Capital Resources

           The following tables summarize our contractual and commercial obligations as of December 31, 2001:


                                                                              Payments Due By Period
                                                     -------------------------------------------------------------------------
     Contractual Obligations                                                                             2007-
     (dollars in thousands)                                  2002         2003-2004     2005-2006      Thereafter       Total
                                                             ----         ---------     ---------      ----------       -----
     Long-term debt                                         $2,049         $2,932       $14,299           $706        $19,986

     Capital leases                                           $349           $312            $-             $-           $661

     Operating leases (Primarily for facilities)            $3,508         $3,904        $1,703            $62         $9,177


                                                                      Amount of Commitment Expiration Per Period
                                                     -------------------------------------------------------------------------
     Other Commercial Commitments                                                                          2007-
     (dollars in thousands)                                   2002         2003-2004     2005-2006       Thereafter       Total
                                                              ----         ---------     ---------       ----------       -----
     Working Capital Facility
     (Including Standby Letters of Credit)                      $-        $15,000            $-             $-          $15,000

     Standby Letters of Credit                                  $-         $7,081            $-             $-           $7,081

           The Company's working capital increased by $8,353,000 from a deficit of ($3,430,000) as of December 31, 2000 to $4,923,000 as of December 31, 2001.
The increase is a result of the sales of Sureway and the Mid-West Region and the use of the proceeds to pay down short-term borrowings and the refinancing of certain of the notes issued to sellers in connection with the acquisitions consummated in 1998 and 1999.

           Cash and cash equivalents increased slightly during 2001. Cash of $3,942,000 was provided from operations and $12,420,000 was provided by investing activities due to the sales of Sureway and the Mid-West Region, while $14,177,000 was used by net financing activities to pay down debt. Cash used by the discontinued operations was $1,339,000.

           Capital expenditures amounted to $333,000, $859,000 and $746,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These expenditures primarily upgraded and expanded computer system capability, expanded and improved Company facilities in the ordinary course of business and upgraded the Company fleet.

           Outstanding borrowings under the Company's revolving credit facility were $0 and $7,080,644 was outstanding in Standby Letters of Credit as of December 31, 2001. The Company also had $13,750,000 in principal outstanding under its 12% Senior Subordinated Notes ($13,012,000 net of unamortized discount). The Company also had $614,000 of capital lease obligations and various equipment notes, $192,000 of debt related to litigation settlements and $6,777,000 of seller financed debt. The Company had total cash on hand of $1,165,000 and borrowing ability of $1,100,000 under the revolving credit facility, after adjusting for the restrictions for outstanding letters of credit and minimum availability requirements, as of December 31, 2001.

           During 2001 and 2000, the Company has had liquidity difficulties and has had to renegotiate certain covenants and terms of its revolving credit facility, senior subordinated notes and seller notes, including during the first quarter of 2002. This is further discussed in Note 9. Additionally, the Company has an accumulated deficit of ($9,114,000) as of December 31, 2001. The Company's amended revolving credit facility with First Union expires on January 31, 2003. There can be no assurances that the Company's lenders will agree to waive any future covenant violations (if necessary), continue to renegotiate the terms of their loans, or further extend the expiration date of the Company's financing facilities. Furthermore, there are no guarantees that the Company will be able to meet its financial plan and projections, upon which the debt covenants are based.

           Management believes that cash flows from operations and its borrowing capacity (see Note 9 of the accompanying notes to the consolidated financial statements) are sufficient to support the Company's operations and general business and capital liquidity requirements for the foreseeable future.

Inflation

           While inflation has not had a material impact on the Company's results of operations for the last three years, fluctuations in fuel prices can and do affect the Company's operating costs.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

           CDL is exposed to the effect of changing interest rates. At December 31, 2001, the Company's debt consisted of approximately $20,595,000 of fixed rate debt with a weighted average interest rate of 11.70% and $0 of variable rate debt with a weighted average interest rate of 5.00%. The amount of variable rate debt fluctuates during the year based on CD&L's cash requirements. Maximum borrowings of variable rate debt at any quarter end were $301,000. If interest rates on such variable rate debt were to increase by 50 basis points (approximately one-tenth of the rate at December 31, 2001), the net impact to the Company's results of operations and cash flows would be an increase of approximately $13,000.

Item 8.  Financial Statements and Supplementary Data.





                          INDEX TO FINANCIAL STATEMENTS



                                                                                                                Page
                                                                                                                ----

Report of Independent Public Accountants........................................................................ 22

Consolidated Balance Sheets as of December 31, 2001 and 2000.................................................... 23

Consolidated Statements of Operations For The Years Ended December 31, 2001, 2000 and
    1999........................................................................................................ 24

Consolidated Statements of Changes in Stockholders' Equity For The Years Ended December 31,
    2001, 2000 and 1999......................................................................................... 25

Consolidated Statements of Cash Flows For The Years Ended December 31, 2001, 2000 and
    1999........................................................................................................ 26

Notes to Consolidated Financial Statements...................................................................... 27

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To CD&L, Inc.:


We have audited the accompanying consolidated balance sheets of CD&L, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CD&L, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 26, 2002
(except with respect to the matters discussed in Note 9, as to which the date is April 15, 2002)

                           CD&L, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS
                                                                                               December 31,
                                                                                   -------------------------------------
                                                                                         2001               2000
                                                                                   -----------------  ------------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                                       $1,165                $319
  Accounts receivable, less allowance for doubtful accounts of $951
     and $1,840 in 2001 and 2000, respectively (Note 9)                                    15,077              17,596
  Deferred income taxes (Notes 2 and 11)                                                      221               1,369
  Prepaid expenses and other current assets (Note 5)                                        1,962               1,548
  Net assets of discontinued operations (Note 3)                                                -               4,591
                                                                                  ------------------  ------------------

     Total current assets                                                                  18,425              25,423

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 6)                                   1,961               2,841
INTANGIBLE ASSETS, net (Notes 2, 4 and 7)                                                  12,252              20,666
NOTE RECEIVABLE FROM STOCKHOLDER, less allowance of $2,500
  in 2001 and 2000 (Note 16)                                                                  300                 408
SECURITY DEPOSITS AND OTHER ASSETS                                                          1,928                 402
DEFERRED INCOME TAXES (Notes 2 and 11)                                                        615                   -
NET ASSETS OF DISCONTINUED OPERATIONS (Note 3)                                                  -               8,045
                                                                                  ------------------  ------------------

           Total assets                                                                   $35,481             $57,785
                                                                                  ==================  ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 9)                                                                $-            $11,169
  Current maturities of long-term debt (Note 9)                                              2,362              5,752
  Accounts payable                                                                           3,790              4,316
  Accrued expenses and other current liabilities (Note 8)                                    7,350              7,616
                                                                                   -----------------  ------------------

     Total current liabilities                                                              13,502             28,853

LONG-TERM DEBT, net of current maturities (Note 9)                                          18,233             17,765

DEFERRED INCOME TAXES (Notes 2 and 11)                                                           -              1,159

OTHER LONG-TERM LIABILITIES                                                                    131                124

                                                                                   -----------------  ------------------
           Total liabilities                                                                31,866             47,901
                                                                                   -----------------  ------------------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)                                                  -                  -
                                                                                   -----------------  ------------------

STOCKHOLDERS' EQUITY (Notes 13, 14 and 15):
  Preferred stock, $.001 par value; 2,000,000 shares authorized; no
     shares issued and outstanding                                                               -                  -
  Common stock, $.001 par value; 30,000,000 shares authorized,
     7,688,027 shares issued in 2001 and 2000                                                    8                  8
  Additional paid-in capital                                                                12,883             12,883
  Treasury stock, 29,367 shares at cost                                                       (162)              (162)
  Accumulated deficit                                                                       (9,114)            (2,845)
                                                                                   -----------------  ------------------

      Total stockholders' equity                                                             3,615              9,884
                                                                                   -----------------  ------------------

            Total liabilities and stockholders' equity                                     $35,481            $57,785
                                                                                   =================  ==================

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           CD&L, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                              For the Years Ended December 31,
                                                                ------------------------------------------------------------
                                                                        2001                 2000                1999
                                                                -------------------   -----------------   ------------------
      Revenue (Note 2)                                                 $160,544               $170,079           $158,380
      Cost of revenue                                                   127,840                135,616            123,205
                                                                -------------------    ----------------   -------------------

        Gross profit                                                     32,704                 34,463             35,175

      Selling, general and administrative expenses                       26,881                 33,978             27,123

      Goodwill impairment                                                 3,349                      -                  -

      Depreciation and amortization
                                                                          2,476                  3,355              3,672
                                                                -------------------    ----------------   -------------------

        Operating (loss) income                                              (2)                (2,870)             4,380

      Other expense
        Interest expense                                                  2,897                  3,060              2,731
        Other expense, net (Notes 4 and 16)                               2,185                  2,438                 80
                                                                -------------------    ----------------   -------------------
                                                                          5,082                  5,498              2,811
                                                                -------------------    ----------------   -------------------

      (Loss) income from continuing operations before
        (benefit) provision for income taxes                             (5,084)                (8,368)             1,569
      (Benefit) provision for income taxes
        (Notes 2 and 11)                                                 (1,120)                (2,139)               619
                                                                -------------------    ----------------   -------------------

      (Loss) income from continuing operations                           (3,964)                (6,229)               950
                                                                -------------------    ----------------   -------------------

      Discontinued operations (Note 3)
        Income from discontinued operations, net of provision
        for income taxes of $0, $796 and $1,276, respectively                 -                  1,388              1,961

        Provision for loss on disposal of assets, net of
        benefit for income taxes of $900, $125 and $0,
        respectively                                                     (2,305)                (2,807)                 -
                                                                -------------------    ----------------   -------------------
      Net (loss) income from discontinued operations                     (2,305)                (1,419)             1,961
                                                                -------------------    ----------------   -------------------
        Net (loss) income                                               ($6,269)               ($7,648)            $2,911
                                                                ===================    ================   ===================

      Basic (loss) income per share:
        Continuing operations                                             ($.52)                 ($.84)              $.13
        Discontinued operations                                           ($.30)                 ($.19)              $.27
                                                                -------------------    ----------------   -------------------
        Net (loss) income per share                                       ($.82)                ($1.03)              $.40
                                                                ===================    ================   ===================

      Diluted (loss) income per share:
        Continuing operations                                             ($.52)                 ($.84)              $.12
        Discontinued operations                                           ($.30)                 ($.19)              $.25
                                                                -------------------    ----------------   -------------------
        Net (loss) income per share                                       ($.82)                ($1.03)              $.37
                                                                ===================    ================   ===================

      Basic weighted average common
        shares outstanding                                                7,659                  7,430              7,214
                                                                ===================    ================   ===================
      Diluted weighted average common
        shares outstanding                                                7,659                  7,430              7,868
                                                                ===================    ================   ===================

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CD&L, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)

                                                                                             (Accumulated
                                             Common Stock          Additional                   Deficit)           Total
                                      ---------------------------   Paid-in     Treasury       Retained       Stockholders'
                                         Shares        Amount       Capital       Stock        Earnings           Equity
                                      ----------------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 1998                 6,843,702            7         9,670       (162)             1,892           11,407
Discount for warrants issued in
       connection with private
       placement                                  -            -         1,265           -                 -            1,265
Shares issued in connection with
       Employee Stock Purchase
       Plans                                 73,172            -           251           -                 -              251
Shares issued in connection with
       executive compensation                47,051            -           150           -                 -              150
Shares issued in connection with
       acquisitions of businesses           389,533            -         1,385           -                 -            1,385
Net income                                        -            -             -           -             2,911            2,911
                                      ----------------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 1999                 7,353,458            7        12,721       (162)             4,803           17,369
Shares issued in connection with
       Employee Stock Purchase
       Plan                                 305,202            1           162           -                 -              163
Net loss                                          -            -             -           -            (7,648)          (7,648)
                                      ----------------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 2000                 7,658,660            8        12,883       (162)            (2,845)           9,884
Net loss                                          -            -             -           -            (6,269)          (6,269)
                                      ----------------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 2001                 7,658,660           $8       $12,883      ($162)           ($9,114)          $3,615
                                      ========================================================================================


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CD&L, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        For The Years Ended December 31,
                                                                                -------------------------------------------------
                                                                                     2001              2000            1999
                                                                                ----------------  ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                 ($6,269)          ($7,648)          $2,911
  Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations -
  Gain on disposal of equipment and leasehold improvements                              (26)             (116)             (36)
  Income from discontinued operations                                                     -            (1,388)          (1,961)
  Loss on sale of subsidiary                                                          2,283                 -                -
  Loss on disposal of assets of discontinued operations                               2,305             2,807                -
  Goodwill impairment                                                                 3,349                 -                -
  Depreciation and amortization                                                       2,476             3,355            3,672
  Provision for doubtful note receivable                                                  -             2,500                -
  Provision for doubtful accounts                                                       (69)            1,995              522
  Deferred income tax (benefit) provision                                              (626)             (959)             488
  Changes in operating assets and liabilities
      (Increase) decrease in -
           Accounts receivable                                                        1,381            (2,073)          (1,852)
           Prepaid expenses and other current assets                                   (535)            1,089           (1,927)
           Note receivable from stockholder, security deposits and other assets         159              (250)            (149)
           Increase (decrease) in -
           Accounts payable, accrued expenses and other current liabilities            (493)            1,438              115
           Other long-term liabilities                                                    7                 4              (77)
                                                                                ----------------  ---------------  --------------
                 Net cash provided by operating activities of continuing
                     operations                                                       3,942               754            1,706
                                                                                ----------------  ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                    (333)             (859)            (746)
  Proceeds from sales of equipment and leasehold improvements                           222               213              433
  Proceeds from sales of businesses, net                                             12,531                 -                -
  Purchases of businesses, net of cash acquired                                           -                 -           (3,360)
                                                                                ----------------  ---------------  --------------
                 Net cash provided by (used in) investing activities of
                     continuing operations                                           12,420              (646)          (3,673)
                                                                                ----------------  ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term (repayments) borrowings, net                                           (11,169)            3,981           (6,389)
  Proceeds from long-term debt                                                            -                 -           15,000
  Repayments of long-term debt                                                       (3,008)           (2,821)          (3,487)
  Issuance of debt in connection with acquisition of assets included in
   discontinued operations (retained by continuing operations)                            -                 -            2,170
  Issuance of common stock                                                                -               163              401
  Deferred financing costs                                                                -                 -           (1,171)
                                                                                ----------------  ---------------  --------------
                  Net cash (used in) provided by financing activities of
                      continuing operations                                         (14,177)            1,323            6,524
                                                                                ----------------  ---------------  --------------

CASH USED IN DISCONTINUED OPERATIONS                                                 (1,339)           (1,438)          (4,514)
                                                                                ----------------  ---------------  --------------

                 Net increase (decrease) in cash and cash equivalents                   846                (7)              43
CASH AND CASH EQUIVALENTS, beginning of year                                            319               326              283
                                                                                ----------------  ---------------  --------------
CASH AND CASH EQUIVALENTS, end of year                                               $1,165              $319             $326
                                                                                ================  ===============  ==============

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

CD&L, Inc. and subsidiaries ("CDL") provides an extensive network of same-day delivery services to a wide range of commercial, industrial and retail customers. CDL operations currently are concentrated on the East Coast, with a strategic presence on the West Coast.

During 2001 and 2000, the Company has had liquidity difficulties and has had to renegotiate certain covenants and terms of its revolving credit facility, senior subordinated notes and seller notes, including during the first quarter of 2002. This is further discussed in Note 9. Additionally, the Company has an accumulated deficit of ($9,114,000) as of December 31, 2001. The Company's amended revolving credit facility with First Union expires on January 31, 2003. There can be no assurances that the Company's lenders will agree to waive any future covenant violations (if necessary), continue to renegotiate the terms of their loans, or further extend the expiration date of the Company's financing facilities. Furthermore, there are no guarantees that the Company will be able to meet its financial plan and projections, upon which the debt covenants are based.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation -

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates in Preparation of the Financial Statements -

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents -

CDL considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Equipment and Leasehold Improvements -

Equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets subject to capital leases are amortized over the shorter of the terms of the leases or the estimated useful lives of the assets.

Deferred Financing Costs -

The costs incurred for obtaining financing, including all related fees are included in other assets in the accompanying consolidated balance sheets and are amortized over the life of the related financing, from 2 - 7 years.

Intangible Assets -

Intangible assets consist of goodwill, non-compete agreements, customer lists and deferred financing costs. See Note 7.

Insurance -

The Company maintains certain insurance risk through insurance policies with a $250,000 deductible for workmens' compensation and automobile liability and a $125,000 deductible for employee health medical costs. The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, with consideration of incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts. The Company's estimated cumulative losses for workmens' compensation and automobile liability claims for the period January 1, 1999 through December 31, 2001 amounted to $9,654,000, of which $9,534,000 has been funded to the Company's insurance carrier. The net liability of $120,000 is included in accrued expenses in the accompanying financial statements. Additionally, the Company has accrued $300,000 for incurred but unpaid employee health medical costs as of December 31, 2001.

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

Long-Lived Assets -

CDL reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The measurement of impairment losses to be recognized is based on the difference between the fair values and the carrying amounts of the assets. Impairment would be recognized in operating results if a diminution in value occurred. During 2001 the Company believes that such a change occurred and recorded a goodwill impairment loss of $3,349,000. The charge taken in 2001 was the result of a comprehensive review of the Company's intangible assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). As a result of recording significant losses on the dispositions of Sureway and the Mid-West Region and as a result of inadequate cash flows from certain acquired businesses due to the loss of customers, the Company determined that the carrying amount of certain assets might not be fully recoverable. The measurement of impairment losses recognized in 2001 is based on the difference between the fair values, which were calculated based upon the present value of projected future cash flows, and the carrying amounts of the assets.

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

Stock Based Compensation -

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("Opinion 25"). CDL has elected to continue to account for employee stock-based compensation under Opinion 25 and provide the required pro forma disclosures as if the fair value based method of accounting under SFAS 123 had been applied (see Note 13).

Income (Loss) Per Share -

Basic earnings per share represents net income (loss) divided by the weighted average shares outstanding. Diluted earnings per share represents net income
(loss) divided by weighted average shares outstanding adjusted for the incremental dilution of common stock equivalents. Because of the Company's net loss for the years ended December 31, 2001 and 2000, equivalent shares represented by 1,842 and 1,840 Stock Options and 505,351 and 505,955 Warrants respectively, for which the exercise or conversion price was less than the average market price of common shares, would be anti-dilutive and therefore are not included in the loss per share calculations for the years ended December 31, 2001 and 2000.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                            2001                2000                 1999
                                                       ----------------    ----------------     ---------------
Basic weighted average common
  shares outstanding                                        7,658,660           7,430,175           7,214,426
Effect of dilutive securities:
  Stock options and warrants                                        -                   -             648,952
  Employee stock purchase plan                                      -                   -               4,450
                                                       ----------------    ----------------     ---------------
Diluted weighted average common
  shares outstanding                                        7,658,660           7,430,175           7,867,828
                                                       ================    ================     ===============

The following common stock equivalents were excluded from the computation of diluted Earnings Per Share because the exercise or conversion price was greater than the average market price of common shares -

                                                           2001                2000                 1999
                                                       --------------      -------------        -------------
Stock options                                              1,917,202          1,982,534              522,546
Subordinated convertible debentures                            9,863            109,098              145,750
Seller financed convertible notes                             524,961            593,333              593,333
                                                       ==============      =============        =============


Accounting Pronouncements -

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separate or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

SFAS 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, will be tested for impairment as of the beginning of the fiscal year in which SFAS 142 is initially applied in its entirety.

Adoption of SFAS 142 will increase earnings by approximately $675,000 for the year ended December 31, 2002. Amortization of goodwill and other intangibles was $929,000, $1,113,000 and $1,120,000 for the years ended December 31, 2001, 2000 and 1999, respectively. (See Note 7)

In September 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets" ("SFAS 144"). This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS 121, but retains SFAS 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supercedes the accounting/reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30") for segments of a business to be disposed of, but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The Company plans to adopt SFAS 144 effective December 31, 2001. The adoption is not expected to have a material impact on the Company's financial statements.

Reclassifications -

Certain reclassifications have been made to the prior years' consolidated financial statements in order to conform to the 2001 presentation.

(3) DISCONTINUED OPERATIONS:

On December 1, 2000, the Company made a strategic decision to dispose of its air delivery business. Subsequently, on March 30, 2001, the Company consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc. ("Sureway"), its air delivery business. The selling price for the net assets was approximately $14,150,000 and was comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by the Company. The Note Receivable bears interest at the rate of 10.0% per annum, with interest only payable in monthly installments. The entire balance of principal, plus all accrued interest, is due and payable on March 30, 2006. As of December 31, 2001 collection of the Note Receivable, interest accrued thereon and certain other related receivables was in doubt. As such, the Company recorded a pretax charge in the fourth quarter of 2001 for $3,205,000 to write-off the Note Receivable, write-off certain other direct expenses incurred on behalf of Sureway for which collection is in doubt and to true-up certain accruals that were estimated in 2000 relative to the disposition of Sureway. Collection efforts on all amounts due will continue. As a result of this transaction and the subsequent adjustments to the Note Receivable and other liabilities retained by us, provisions for losses on the disposition of the Company's air delivery business have been provided in the amounts of $2,305,000 and $2,807,000 (net of benefit for income taxes of $900,000 and $125,000, respectively) for the years ended December 31, 2001 and 2000, respectively.

Accordingly, the financial position, operating results and the provision for loss on the disposition of the Company's air delivery business have been segregated from continuing operations and reclassified as a discontinued operation in the accompanying consolidated financial statements.

Results from the discontinued air delivery business were as follows (in thousands) -

                                                           For the Year                                        For the Year
                                                               Ended                 For the Year                  Ended
                                                           December 31,                 Ended                  December 31,
                                                               2001               December 31, 2000                1999
                                                          ----------------    ---------------------------    -----------------
Revenue                                                       $-                       $61,037                   $66,184
                                                          ================          ===============          =================

Income from discontinued
   operations, net of provision for income
   taxes of $0, $796 and $1,276, respectively
                                                              $-                        $1,388                    $1,961
                                                          ================          ===============          =================
Provision for loss on disposal of assets, net
   of benefit for income taxes of $900, $125
   and $0, respectively                                      ($2,305)                  ($2,807)                  $-
                                                          ================          ===============          =================

The income from discontinued operations includes allocated interest of $0, $642,000 and $460,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Such interest was allocated based upon the proportion of net assets employed in the discontinued operations to the total net assets of the Company.

The net assets of discontinued operations are comprised of the following (in thousands) -

                                                               December 31,
                                                                   2000
                                                            -------------------

Current assets                                                      $11,172
Current liabilities                                                  (6,581)
                                                            -------------------
  Net current assets                                                  4,591
                                                            -------------------
Equipment and leasehold improvements, net                             2,243
Intangible assets, net                                                5,264
Other non-current assets, net                                           538
                                                            -------------------
  Net non-current assets                                              8,045
                                                            -------------------
Net assets of discontinued operations                               $12,636
                                                            ===================

As a result of the sale of its air delivery business, the Company now operates in only one reportable business segment.

(4) BUSINESS COMBINATIONS AND DIVESTITURES:

On February 16, 1999, CDL and its subsidiary, Sureway, entered into and consummated an asset and stock purchase agreement with Victory Messenger Service, Inc., Richard Gold, Darobin Freight Forwarding Co., Inc., ("Darobin") and The Trust Created Under Paragraph Third of the Last Will and Testament of Charles Gold (the "Trust"), (collectively "Gold Wings"), whereby Sureway purchased all of the outstanding shares of the capital stock of Darobin and certain of the assets and liabilities of the other sellers. The purchase price was comprised of approximately $3,000,000 in cash, including estimated direct acquisition costs, $1,650,000 in a 7% subordinated note (the "Note") and 200,000 shares of CDL common stock at $3.875 per share. The Note was due April 16, 2001, with interest payable quarterly commencing April 1, 1999. In 2001 the Note was renegotiated to include monthly principal and interest payments through April 2004 at an increased interest rate of 9%. The Note is subordinate to all existing or future senior debt of CDL. In addition, a contingent earn out in the aggregate amount of up to $520,000 was payable based on the achievement of certain financial goals during the two year period following the closing. The earn out was payable 55% in cash and 45% in CDL common stock. The net assets acquired in this transaction are included in net assets of discontinued operations in the accompanying financial statements. The obligations under the Note and earn out, however, remain with CDL following the sale of the air delivery business. During 2000, approximately $250,000 of the earn out was paid in cash and the remaining obligation under the earn out was reduced by approximately $100,000. In 2001, approximately $150,000 was paid to Gold Wings in full settlement of the earn out. In 2002 the Note was renegotiated to include monthly principal and interest payments through June 2007 and the interest rate was changed to a floating rate with a floor of 7% and a ceiling of 9%.

On April 30, 1999, CDL entered into and consummated an asset purchase agreement with its subsidiary, Silver Star Express, Inc. ("Silver Star") and Metro Parcel Service, Inc., Nathan Spaulding and Kelly M. Spaulding, (collectively, "Metro Parcel"), whereby Silver Star purchased certain of the assets and liabilities of Metro Parcel. The purchase price was comprised of approximately $710,000 in cash, $202,734 in a 7% subordinated note (the "Metro Parcel Note") and 40,000 shares of CDL's common stock at $3.25 per share. The Metro Parcel Note was due April 30, 2001 with interest payable quarterly commencing August 1, 1999. The Metro Parcel Note is subordinate to all existing or future senior debt of CDL. In 2001 the Metro Parcel Note was renegotiated to include monthly principal and interest payments through April 2004 at an increased interest rate of 9%. In 2002 the Metro Parcel Note was renegotiated to include monthly principal and interest payments through June 2007 and the interest rate was changed to a floating rate with a floor of 7% and a ceiling of 9%.

On April 30, 1999, CDL entered into and consummated an asset purchase agreement with its subsidiary, Clayton/National Courier Systems, Inc. ("Clayton/National") and Westwind Express, Inc., Logistics Delivery Systems, Inc., Fastrak Delivery Systems, Inc., Sierra Delivery Services, Inc., and Steven S. Keihner (collectively, "Westwind"), whereby Clayton/National purchased certain of the assets and liabilities of Westwind. The purchase price was comprised of approximately $2,650,000 in cash, $1,680,000 in various 7% subordinated notes (the "Westwind Notes") and 149,533 shares of CDL's common stock at $3.21 per share. The Westwind Notes are comprised of two-year notes due April 30, 2001 with a total principal amount of $1,200,000 and three-year notes due April 30, 2002 with a total principal amount of $480,000. Interest on the Westwind Notes was payable quarterly commencing July 31, 1999. The Westwind Notes are subordinate to all existing or future senior debt of CDL. In addition, a contingent earn out in the aggregate amount of up to $700,000 was payable based on the achievement of certain financial goals during the two year period following the closing. The earn out was payable 60% in cash and 40% in one year promissory notes bearing interest at a rate of 7% per annum having similar terms as the Westwind Notes referred to above. During 2000, the earn out was settled for $100,000 payable in twelve monthly cash installments commencing November 1, 2000. In 2001 the Westwind Notes due April 30, 2001 were consolidated and renegotiated to include monthly principal and interest payments through April 2004 at an increased interest rate of 9%. In 2002 the Westwind Notes due April 30, 2002 were consolidated and renegotiated to include monthly principal and interest payments through April 2007 and the interest rate was changed to a floating rate with a floor of 7% and a ceiling of 9%. In addition, the Westwind Notes amended in 2001 were renegotiated and amended to include monthly principal and interest payments through June 2007 and the interest rate was changed to a floating rate with a floor of 7% and a ceiling of 9%.

On May 10, 1999, CDL entered into and consummated an asset purchase agreement (the "Skycab Purchase Agreement") with its subsidiary, Sureway, Skycab, Inc. and Martin Shulman (collectively, "Skycab"), whereby Sureway purchased certain assets of Skycab. The purchase price was comprised of approximately $78,100 in cash and a contingent earn out payable for sixteen quarters following the closing date. The net assets acquired in this transaction are included in net assets of discontinued operations in the accompanying financial statements.

CDL financed each of the above acquisitions using proceeds from its revolving credit facility with First Union Commercial Corporation. All of the above transactions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities have been made on the basis of the estimated fair value. The aggregate amount of goodwill recorded for the Gold Wings and Skycab acquisitions was originally $5,200,000 and was being amortized over 25 years, but has now been sold. The goodwill recorded for the Metro Parcel acquisition was approximately $1,100,000 to be amortized over 25 years. The goodwill for the Westwind acquisition was approximately $5,200,000 to be amortized over 40 years. Under the provisions of SFAS 142 the Company will stop amortizing such goodwill in 2002 and will begin annually testing such goodwill for impairment. The consolidated financial statements include the operating results of Gold Wings, Metro Parcel, Westwind, and Skycab from their respective acquisition dates.

On June 14, 2001, the Company consummated a transaction providing for the sale of all the outstanding stock of National Express, Inc., the Company's Mid-West Region subsidiary. The selling price was approximately $2,530,000 and was comprised of $880,000 in cash and a subordinated promissory note (the "Promissory Note") for $1,650,000. The Promissory Note bears interest at the rate of 7.0% per annum. The Promissory Note is payable in seventeen equal quarterly installments beginning March 14, 2002 and continuing through March 14, 2006 and a final balloon payment of approximately $1,100,000 on June 14, 2006. The Promissory Note is included in Security Deposits and Other Assets in the accompanying balance sheets. As a result of the transaction, the Company recorded a $2,283,000 loss on the sale with no related tax benefit, which is included in Other Expense, net in the accompanying statements of operations for the year ended December 31, 2001. The Company recorded revenues for the Mid-West Region amounting to $4,500,000, $10,800,000 and $11,700,000 for the years ending December 31, 2001, 2000 and 1999, respectively.

(5) PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following (in thousands) -

                                                                                        December 31,
                                                                        ---------------------------------------------
                                                                               2001                      2000
                                                                        --------------------      -------------------
  Other receivables                                                             $205                      $150
  Prepaid insurance                                                              207                       152
  Prepaid rent                                                                     -                        21
  Prepaid income taxes                                                         1,297                     1,025
  Other                                                                          253                       200
                                                                        --------------------      -------------------
                                                                              $1,962                    $1,548
                                                                        ====================      ===================

(6) EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following (in thousands) -

                                                                                             December 31,
                                                                                    ---------------------------------
                                                                   Useful Lives          2001              2000
                                                                   ------------     ----------------  ---------------
Transportation and warehouse equipment                              3-7 years             $5,222            $7,652
Office equipment                                                    3-7 years              1,648             4,540
Other equipment                                                     5-7 years                219               800
Leasehold improvements                                             Lease period              678             1,025
                                                                                    ----------------  ---------------
                                                                                           7,767            14,017
Less - accumulated depreciation and amortization                                          (5,806)          (11,176)
                                                                                    ----------------  ---------------
                                                                                          $1,961            $2,841
                                                                                    ================  ===============

During 2001, the Company performed a comprehensive review of all fully depreciated and amortized assets to determine if they were still in use. As a result of this review, approximately $5,500,000 of fully depreciated and amortized assets was written off.

Leased equipment under capitalized leases (included above) consists of the following (in thousands) -

                                                                                                December 31,
                                                                                       -------------------------------
                                                                                            2001            2000
                                                                                       ---------------  --------------
Equipment                                                                                    $3,565           $2,872
Less - accumulated depreciation                                                              (2,989)          (2,554)
                                                                                       ---------------  --------------
                                                                                               $576             $318
                                                                                       ===============  ==============

The Company incurred capital lease obligations of $693 and $0 in 2001 and 2000 for vehicles and warehouse equipment.

(7) INTANGIBLE ASSETS:

Intangible assets (see Note 4) consist of the following (in thousands) -

                                                                                                December 31,
                                                                                       -------------------------------
                                                             Useful Lives                   2001            2000
                                                             ------------              ---------------  --------------
Goodwill                                                    25 - 40 years                   $17,176          $22,080
Non-compete agreements                                       3 - 5 years                        250              250
Customer lists                                               3 - 5 years                          -               53
Deferred financing costs and other                           3 - 7 years                      1,283            1,313
                                                                                       ---------------  --------------
                                                                                             18,709           23,696
Less - accumulated amortization and impairment                                               (6,457)          (3,030)
                                                                                       ---------------  --------------

                                                                                            $12,252          $20,666
                                                                                       ===============  ==============

Goodwill of $11,531,000 and $19,754,000 as of December 31, 2001 and 2000,
respectively (net of accumulated amortization and impairment of $5,645,000 and $2,326,000, respectively) represents the excess of acquisition costs over the fair value of net assets of businesses purchased and was amortized on a straight-line basis over periods up to 40 years. Under SFAS 142, goodwill associated with acquisitions subsequent to June 30, 2001 is not amortized (See
Note 4). Effective January 1, 2002, goodwill existing at June 30, 2001 will no longer be amortized, but rather, evaluated for impairment on an annual basis using a fair value based test. Other intangibles principally include non-compete agreements and deferred financing costs of $721,000 and $912,000 as of December 31, 2001 and 2000, respectively (net of accumulated amortization).

During 2001 the Company recorded a goodwill impairment loss of $3,349,000. The charge taken in 2001 was the result of a comprehensive review of the Company's intangible assets under the provisions of SFAS 121. As a result of recording significant losses on the dispositions of Sureway and the Mid-West Region, the Company determined that the carrying amount of certain assets might not be fully recoverable. The measurement of impairment losses recognized in 2001 is based on the difference between the fair values and the carrying amounts of the assets.

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following (in thousands) -

                                                                                               December 31,
                                                                                       ------------------------------
                                                                                           2001             2000
                                                                                       --------------   -------------
Payroll and related expenses                                                                 $2,725           $2,500
Third party delivery costs                                                                    2,904            2,241
Insurance                                                                                       210              767
Professional fees                                                                               206              427
Interest                                                                                         36              310
Rent                                                                                            148               82
Legal judgments and settlements (See Note 12)                                                   575              455
Other                                                                                           546              834
                                                                                       --------------   -------------

                                                                                             $7,350           $7,616
                                                                                       ==============   =============

(9) SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings -
At December 31, 2001 and 2000, the Company had a line of credit agreement for $15,000,000 and $22,500,000, respectively. During 2001, upon the closing of the sale of its air delivery business, the credit agreement was amended, reducing the maximum available amount to $15,000,000. The Company's short-term borrowings on its line of credit are as follows for the years ended December 31 (in thousands) -

                                                                          2001                2000                1999
                                                                          ----                ----                ----
     End of year balance                                                   $-               $11,169              $7,188
     Maximum amount outstanding during the year                          11,500              14,000              14,600
     Average balance outstanding during the year                          2,700               9,700               5,600
     Weighted average borrowing cost during the year                     11.0%                9.5%                9.8%
     Standby letters of credit, end of year balance                       7,081               5,728               3,284

Subsequent to December 31, 2001, CDL and First Union Commercial Corporation ("First Union") modified an agreement entered into in July 1997, establishing a revolving credit facility (the "First Union Agreement"). The amendment extended the agreement until January 31, 2003, increased the standby letter of credit fee and reset the financial ratios and covenants that the Company must achieve throughout the term of the First Union Agreement. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment and leasehold improvements and general intangibles of the Company and its subsidiaries. The First Union Agreement provides for both fixed and variable rate loans. Interest rates on fixed rate borrowings are based on LIBOR, plus 1.5% to 2%. Variable rate borrowings are based on First Union's prime lending rate (which was 4.50% at December 31, 2001), minus .25% to plus .25%. Based on eligible accounts receivable at December 31, 2001, $1,100,000 of the credit facility was available for future borrowings after adjusting for the restrictions for outstanding letters of credit and minimum availability requirements.

Under the terms of the First Union Agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions. The First Union Agreement also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At December 31, 2001 the Company was in compliance with all loan covenants of the First Union Agreement, as retroactively amended in 2002.

Long-Term Debt -

On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants with three financial institutions. The notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's credit facility with First Union. Under the terms of the notes, as amended in 2002, the Company is required to maintain certain financial ratios and comply with other financial conditions for which the Company was in compliance as of December 31, 2001. The notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire on January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $1,265,000 as a credit to additional paid-in-capital and a debt discount on the senior subordinated notes. The Company used the proceeds to finance acquisitions and to reduce outstanding short-term borrowings.

As of August 17, 2000, November 21, 2000, March 30, 2001, May 30, 2001, August 20, 2001, November 19, 2001 and April 12, 2002, the Company and the note holders modified the senior subordinated notes entered into on January 29, 1999 to change the financial ratios and conditions that the Company must comply with. The most recent amendment increases the interest rate on the notes to 15.0% beginning April 1, 2002. The interest rate will be reduced to 12.0% retroactively to April 1, 2002 contingent upon the Company meeting certain debt restructuring goals. In addition, as a result of the terms of certain prior amendments, the Company was required to repay $1,000,000 of the notes in 2001 with the proceeds from the sale of its air delivery business as well as repay an additional $250,000 of the notes in 2001. Payments totalling $750,000 are required to be repaid in 2002. Furthermore, as noted above, in order for the Company to achieve a retroactive interest rate reduction, it will be required to restructure its debt. This would require the Company to pay an additional $1,750,000 in 2002 to the noteholders and an additional $750,000 in each of 2003, 2004 and 2005 in order to meet the restructuring goals. As the Company has not yet achieved this debt restructuring, the accompanying financial statements reflect the principal payment requirements under the current agreements.

Long-term debt consists of the following (in thousands) -

                                                                                               December 31,
                                                                                       ------------------------------
                                                                                           2001            2000
                                                                                       --------------  --------------
  Senior Subordinated Notes, net of unamortized discount of $738 and $919,
      respectively.                                                                          $13,012         $14,081
  10.0% Subordinated Convertible Debentures.  (a)                                                  -             150
  Capital lease obligations due through October 2004 with interest at rates ranging
      from 5.7% to 8.0% and secured by the related property.                                     609             385
  Seller-financed debt on acquisitions, payable in monthly installments through June
      2007.  Interest is payable at rates ranging between 7.0% and 11.0%.  (b)
                                                                                               6,777           8,220
  Various equipment and vehicle notes payable to banks and finance companies due through July 2002 with interest ranging from 8.0% to 15.3% and secured by
      various assets of certain subsidiaries.                                                      5              83
  Debt due to former owners with weekly and quarterly principal and interest payments through May 2001 together with interest at rates ranging from 8% to 10%.
                                                                                                   -              10
  Debt due in settlement of certain litigation against the Company and certain affiliates with principal and interest payments of $30,000 due monthly and the entire balance of principal, plus all accrued interest, due on July 1,
      2002.
                                                                                                 192             588
                                                                                       --------------  --------------
                                                                                              20,595          23,517
  Less - Current maturities                                                                   (2,362)         (5,752)
                                                                                       --------------  --------------
                                                                                             $18,233         $17,765
                                                                                       ==============  ==============

(a) In September 1995, the Company issued $2,000,000 in the aggregate principal amount of its 8% Subordinated Convertible Debentures (the "8% Debentures"). On April 1, 1998 the Company converted $740,000 of the $2,000,000 of the 8% Debentures to 10% Subordinated Convertible Debentures (the "10% Debentures") and issued $150,000 of additional 10% Debentures. The remaining 8% Debentures, totaling $1,260,000 were repaid in August 1998. On August 1, 1999, the 10% Debentures were further amended extending the maturity date to August 21, 2001 and reducing the conversion price to $5.00 per share. An additional $150,000 of 10% Debentures were issued at that time and $311,250 of 10% Debentures were repaid. During 2000, $578,750 of 10% Debentures were repaid. During 2001, the remaining $150,000 of 10% Debentures were repaid.

(b) In March 2001, the Company renegotiated the repayment terms of certain seller-financed debt. Upon maturity, the individual notes were converted into four year term loans with principal and interest payments due monthly. The thirty-sixth payment was to be a balloon payment of the remaining principal and interest due. In April 2002, the Company renegotiated the repayment terms of certain seller-financed debt. Effective with the July 2002 payments, the individual notes convert into five year term loans with principal and interest payments due monthly. The interest rate on seller-financed debt, as amended in 2002, is generally a floating interest rate with a floor of 7% and a ceiling of 9%. The one note not yet renegotiated in 2002 has a balance of $1,551,000 at December 31, 2001 and bears interest at a rate of 11.0%.

The aggregate annual principal maturities of debt (excluding capital lease obligations) as of December 31, 2001 are as follows (in thousands) -

2002                                                                $2,049
2003                                                                 1,292
2004                                                                 1,640
2005                                                                   983
2006                                                                13,316
Thereafter                                                             706
                                                              -----------------
  Total                                                            $19,986
                                                              =================

The Company leases certain transportation and warehouse equipment under capital lease agreements that expire at various dates. At December 31, 2001, minimum annual payments under capital leases, including interest, are as follows (in thousands) -

2002                                                                  $349
2003                                                                   309
2004                                                                     3

                                                                 ---------------
                                                                 ---------------
  Total minimum payments                                               661
Less - Amounts representing interest                                   (52)
                                                                 ---------------

  Net minimum payments                                                 609
Less - Current portion of obligations under capital leases            (313)
                                                                 ---------------

  Long-term portion of obligations under capital leases               $296
                                                                 ===============

(10) EMPLOYEE BENEFIT PLANS:

The Company adopted a 401(k) retirement plan during 1996 and merged all of the existing subsidiary plans into the newly adopted plan. Substantially all employees are eligible to participate in the plan and are permitted to contribute between 1% and 20% of their annual salary. The Company has the right to make discretionary contributions that will be allocated to each eligible participant. The Company did not make discretionary contributions for the years ended December 31, 2001, 2000 and 1999.

(11) INCOME TAXES:

Federal and state income tax (benefit) provision for continuing operations for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands) -

                                                                   2001               2000               1999
                                                             -----------------   ---------------   -----------------
Federal-
  Current                                                             ($401)              ($988)             ($37)
  Deferred                                                             (535)               (962)              666
State                                                                  (184)               (189)              (10)
                                                             -----------------   ---------------   -----------------
                                                                    ($1,120)            ($2,139)             $619
                                                             =================   ===============   =================

The components of deferred income tax assets and liabilities, are as follows (in thousands) -

                                                                                       December 31,
                                                                            -----------------------------------
                                                                                 2001                2000
                                                                            ----------------    ---------------
        Deferred income tax assets -
          Current -
             Allowance for doubtful accounts                                          $630              $1,785
             Basis differential of items included in discontinued
               operations resulting in current deferred tax asset
               (retained by continuing operations)                                       -                 269
             Reserves and other, net                                                   591                 520
                                                                            ----------------    ---------------
                 Total current deferred income tax assets                            1,221               2,574
          Non-current -
             Accumulated depreciation and amortization                                 909                   -
                                                                            ----------------    ---------------
                 Total non-current deferred income tax assets                          909                   -
                                                                            ----------------    ---------------
        Valuation Allowance                                                         (1,000)             (1,000)
                                                                            ----------------    ---------------
                  Net total deferred income tax assets                              $1,130              $1,574
                                                                            ================    ===============

        Deferred income tax liabilities -
          Current -
             Reserves and other, net                                                    $-               $(146)
             Basis differential of items included in discontinued
               operations resulting in current deferred tax liability
               (retained by continuing operations)                                       -                 (59)
                                                                            ----------------    ---------------
                 Total current deferred income tax liabilities                           -                (205)
                                                                            ----------------    ---------------
          Non-current -
             Accumulated depreciation and amortization                                   -                (190)
             Cash to accrual differences                                                 -                 (72)
             Basis differential of items included in discontinued
               operations resulting in non-current deferred tax liability
               (retained by continuing operations)                                       -                   -
              Other                                                                   (294)               (897)
                                                                            ----------------    ---------------
                 Total non-current deferred income tax liabilities                    (294)             (1,159)
                                                                            ----------------    ---------------
                 Total deferred income tax liabilities                               ($294)            ($1,364)
                                                                            ----------------    ---------------

                Net deferred tax asset                                                $836                $210
                                                                            ================    ===============

The differences in Federal income taxes provided and the amounts determined by applying the Federal statutory tax rate (34%) to (loss) income from continuing operations before income taxes for the years ended December 31, 2001, 2000 and 1999, result from the following (in thousands) -

                                                                   2001               2000               1999
                                                             -----------------   ----------------  ------------------
Tax at statutory rate                                              ($1,728)            ($2,845)             $533
Add (deduct) the effect of-
  State income taxes, net of Federal benefit                          (129)               (126)               (7)
  Reserve on deferred tax asset                                          -                 850                 -
  Capital loss on sale of subsidiary (no tax benefit)                  776                   -                 -
  Nondeductible expenses and other, net                                (39)                (18)               93


                                                             -----------------   ----------------  ------------------
  (Benefit) provision for income taxes                             ($1,120)            ($2,139)             $619
                                                             =================   ================  ==================

(12) COMMITMENTS AND CONTINGENCIES:

Operating Leases -

The Company leases its office and warehouse facilities under non-cancelable operating leases, which expire at various dates through January 2007. The approximate minimum rental commitments of the Company, under existing agreements as of December 31, 2001, are as follows (in thousands) -

2002                                                                  $3,508
2003                                                                   2,427
2004                                                                   1,477
2005                                                                   1,016
2006                                                                     687
Thereafter                                                                62

Rent expense, primarily for facilities, amounted to approximately $8,409,000, $10,769,000 and $9,583,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Litigation -

In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana, an employee of the Company, and certain other parties in the United States District Court for the Southern District of New York. Under the terms of its acquisition of Securities, the Company had certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in such amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. (See Note 16) Mr. Brana delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made by Securities on October 16, 2000, $325,000 plus interest at a rate of 10.5% per annum was paid in monthly installments ending July 1, 2001 and $325,000 plus interest at a rate of 12.0% per annum is due in monthly installments ending July 1, 2002. Recently, Mr. Brana has disputed his obligation to satisfy the amounts when they are due.

The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $575,000 and $455,000 as of December 31, 2001 and 2000, respectively. Management believes that none of these actions, including the action described above, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

Earn-Outs

Certain of the companies acquired by the Company are eligible to earn additional amounts, consisting of a combination of cash and notes payable, as adjustments to the purchase prices paid for those companies. At December 31, 1999, the Company had recorded an accrual for the estimated earn-outs for Gold Wings, Westwind and Skycab in the amounts of $520,000, $700,000 and $100,000, in connection with recording their respective acquisitions. Due to applicable targets not being met, the earn outs for Everready Express and Manteca Enterprises were reduced by $242,000 and $679,000, respectively during 1999. The Company recorded an increase in purchase price for a settlement reached in connection with the acquisition of Metro Courier in the amount of $167,000 during 1999. At December 31, 2000, the Company had recorded an accrual for the estimated earn-outs for Gold Wings and Westwind in the amounts of $170,000 and $75,000, in connection with their respective acquisitions. Due to applicable targets not being met, the earn outs for Gold Wings and Westwind were reduced by $100,000 and $600,000, respectively during 2000. In 2001, approximately $150,000 was paid to Gold Wings in full settlement of the earn out on that acquisition and the $75,000 was paid to Westwind. As of December 31, 2001, the Company has recorded and paid all required earn-outs.

(13) Stock Option Plans:

The Company has two stock option plans under which employees and independent directors may be granted options to purchase shares of Company Common Stock at or above the fair market value at the date of grant. Options generally vest in one to four years and expire in 10 years.

Employee Stock Compensation Program -

In September 1995, the Board of Directors adopted, and the stockholders of the Company approved the Company's Employee Stock Compensation Program (the "Employee Stock Compensation Program"). The Employee Stock Compensation Program authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to key employees of the Company, including those employees serving as officers or directors of the Company. The Company initially reserved 1,400,000 shares of Common Stock for issuance in connection with the Employee Stock Compensation Program. In June 1998 the Board of Directors adopted and the stockholders of the Company approved an additional 500,000 shares for issuance under the Employee Stock Compensation Program. In June 2000 the Board of Directors adopted and the stockholders of the Company approved the Year 2000 Employee Stock Compensation Program, which provided an additional 1,350,000 shares for issuance to key employees of the Company. In June 2001 the Board of Directors adopted and the stockholders of the Company approved an amendment to the Year 2000 Employee Stock Compensation Program, which provided an additional 375,000 shares for issuance to key employees of the Company. The Employee Stock Compensation Programs are administered by a committee of the Board of Directors (the "Administrators") made up of directors who are disinterested persons. Options and awards granted under the Employee Stock Compensation Programs will have an exercise or payment price as established by the Administrators provided that the exercise price of incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. Unless otherwise specified by the Administrators, options and awards will vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant.

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

Information regarding the Company's stock option plans is summarized below:

                                                                                               Weighted
                                                                        Number                 Average
                                                                          of                   Exercise
                                                                        Shares                  Price
                                                                   ------------------      -----------------
   Shares under option:
     Outstanding at December 31, 1998                                   1,154,315                 $6.34

       Granted                                                            381,229                 $3.15
       Exercised                                                                -                     -
       Canceled                                                           (75,225)                $8.92
                                                                   ------------------

     Outstanding at December 31, 1999                                   1,460,319                 $5.33

       Granted                                                          1,522,500                 $1.91
       Exercised                                                                -                     -
       Canceled                                                          (559,134)                $2.76
                                                                   ------------------

     Outstanding at December 31, 2000                                   2,423,685                 $3.77

       Granted                                                             55,000                 $0.56
       Exercised                                                                -                     -
       Canceled                                                          (534,969)                $4.79
                                                                   ------------------

     Outstanding at December 31, 2001                                   1,943,716                 $3.25
                                                                   ==================

   Options exercisable at:
     December 31, 1999                                                  1,099,297                 $6.08
                                                                   ==================      =================
     December 31, 2000                                                  1,611,928                 $4.57
                                                                   ==================      =================
     December 31, 2001                                                  1,685,372                 $3.41
                                                                   ==================      =================

At December 31, 2001, options available for grant under the Employee Stock Compensation Plans and the Director Plan total 1,778,784 and 2,500, respectively.

The following summarizes information about option groups outstanding and exercisable at December 31, 2001:

                                       Outstanding Options                                Exercisable Options
                      -------------------------------------------------------     ------------------------------------
                           Number                                                      Number
                         Outstanding           Weighted           Weighted           Exercisable           Weighted
    Range of                as of               Average           Average               as of              Average
    Exercise            December 31,           Remaining          Exercise          December 31,           Exercise
     Prices                 2001                 Life              Price                2001                Price
------------------    ------------------    ----------------    -------------     ------------------     -------------
    $0.450 -
        $1.438                 70,000              9.09               $0.65              70,000               $0.65
    $1.813 -
       $1.813                 650,000              8.45               $1.81             500,000               $1.81
    $2.000 -
       $2.625                 584,085              6.77               $2.33             540,085               $2.36
    $2.688 -
       $4.875                 423,138              6.58               $3.59             358,794               $3.67
    $6.000 -
       $13.000                216,493              4.62              $10.20             216,493              $10.20
------------------    ------------------    ----------------    -------------     ------------------     -------------


The Company adopted the provisions of SFAS 123 and has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net (loss) income and (loss) earnings per share is required, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999.

                                                                  2001                2000               1999
                                                             ----------------    ----------------  ------------------
Weighted average fair value                                         $0.53               $1.83             $2.33
Risk-free interest rate                                             4.80%               6.50%             6.00%
Volatility factor                                                    141%                140%               76%
Expected life                                                     7 years             7 years           7 years
Dividend yield                                                       None                None              None
                                                             ----------------    ----------------  ------------------


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net (loss) income and (loss) income per share were as follows (in thousands, except per share data):

                                                                  2001                2000               1999
                                                             ----------------    ---------------   ------------------
Loss) income from continuing operations - as
reported                                                          ($3,964)            ($6,229)             $950
Net (loss) income from discontinued operations -
as reported                                                        (2,305)             (1,419)            1,961
                                                             ----------------    ---------------   ------------------
Net (loss) income - as reported                                   ($6,269)            ($7,648)           $2,911
                                                             ================    ===============   ==================
(Loss) income from continuing operations - pro
forma                                                             ($4,088)            ($7,356)             $533
Net (loss) income from discontinued operations -
pro forma                                                          (2,305)             (1,419)            1,961
                                                             ----------------    ---------------   ------------------
Net (loss) income - pro forma                                     ($6,393)            ($8,775)           $2,494
                                                             ================    ===============   ==================

Basic (loss) income per share:
    Continuing operations - as reported                             ($.52)              ($.84)             $.13
    Discontinued operations - as reported                           ($.30)              ($.19)             $.27
                                                             ----------------    ---------------   ------------------
   Net (loss) income per share - as reported                        ($.82)             ($1.03)             $.40
                                                             ================    ===============   ==================
    Continuing operations - pro forma                               ($.53)              ($.99)             $.07
    Discontinued operations - pro forma                             ($.30)              ($.19)             $.27
                                                             ----------------    ---------------   ------------------
   Net (loss) income per share - pro forma                          ($.83)             ($1.18)             $.34
                                                             ================    ===============   ==================
Diluted (loss) income per share:
    Continuing operations - as reported                             ($.52)              ($.84)             $.12
    Discontinued operations - as reported                           ($.30)              ($.19)             $.25
                                                             ----------------    ---------------   ------------------
   Net (loss) income per share - as reported                        ($.82)             ($1.03)             $.37
                                                             ================    ===============   ==================
    Continuing operations - pro forma                               ($.53)              ($.99)             $.07
    Discontinued operations - pro forma                             ($.30)              ($.19)             $.25
                                                             ----------------    ---------------   ------------------
   Net (loss) income per share - pro forma                          ($.83)             ($1.18)             $.32
                                                             ================    ===============   ==================

(14) EMPLOYEE STOCK PURCHASE PLAN

Effective April 1, 1998, CDL adopted an Employee Stock Purchase Plan (the "Employee Purchase Plan") which was amended in 1999. The Employee Purchase Plan permitted eligible employees to purchase CDL common stock at 85% of the closing market price on the last day prior to the commencement or the end of the purchase period. The Employee Purchase Plan provided for the purchase of up to 500,000 shares of common stock. During 2001, 2000 and 1999, 0, 305,202 and 73,172 shares were issued under the Employee Purchase Plan, respectively.

(15) SHAREHOLDER PROTECTION RIGHTS AGREEMENT

On December 27, 1999, the Board of Directors of the Company announced the declaration of a dividend of one right (a "Right") for each outstanding share of Common Stock of the Company held of record at the close of business on January 6, 2000, or issued thereafter and prior to the time at which they separate from the Common Stock and thereafter pursuant to options and convertible securities outstanding at the time they separate from the Common Stock. The Rights were issued pursuant to a Stockholder Protection Rights Agreement, dated as of December 27, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Each Right entitles its registered holder to purchase from the Company, after the Separation Time, one one-hundredth of a share of Participating Preferred Stock, par value $0.01 per share, for $27.00 (the "Exercise Price"), subject to adjustment. The holders of Rights will, solely by reason of their ownership of Rights, have no rights as stockholders of the Company, including, without limitation, the right to vote or to receive dividends.

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

(16) RELATED PARTY TRANSACTIONS:

Leasing Transactions -

Certain subsidiaries of the Company paid approximately $173,000, $523,000 and $536,000 for the years ended December 31, 2001, 2000 and 1999, respectively, in rent to certain directors, stockholders or companies owned and controlled by directors or stockholders of the Company. Rent is paid for office, warehouse facilities and transportation equipment.

Note Receivable from Stockholder -

         In connection with his indemnification to CDL under the terms of CDL's acquisition of Securities, Mr. Vincent Brana, an employee of the Company, has entered into a settlement agreement and executed a promissory note in the amount of $500,000 or such greater amount as may be due under the settlement agreement. The Company has agreed to advance certain legal fees and expenses related to certain litigation involving Securities, for which Mr. Brana has indemnified CDL. At December 31, 2001 and 2000 the Company had a receivable due from Mr. Brana totaling $2,800,000 and $2,908,000, respectively. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. The Company holds 357,301 shares of common stock as security for the promissory note. As of December 31, 2000, considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the promissory note, the Company recorded a $2,500,000 reserve against the receivable. Recently, Mr. Brana has disputed his obligation to satisfy the amounts when they are due.

(17) SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (net refund received) for interest and income taxes for the years ended December 31, 2001, 2000 and 1999 was as follows (in thousands) -

                                                                         2001              2000            1999
                                                                   ------------------  --------------  --------------
  Interest                                                              $3,171              $2,969          $2,666
  Income taxes                                                         ($1,132)                $33          $2,752
                                                                   ------------------  --------------  --------------

Supplemental schedule of non-cash financing activities for the years ended December 31, 2001, 2000 and 1999 was as follows (in thousands) -

                                                                         2001              2000            1999
                                                                   ------------------  --------------  --------------
  Capital lease obligations incurred                                      $693                  $-            $564
  Seller financed debt related to purchase of businesses                     -                   -           4,752
  Debt and capital leases assumed in connection with
     acquisitions                                                            -                   -             787
  Issuance of common stock in connection with acquisitions
     of businesses                                                           -                   -           1,385
  Issuance of warrants in connection with private
     placement                                                               -                   -           1,265
  Reduction of purchase price for businesses
     previously acquired, net                                              559                 600             497


(18) QUARTERLY FINANCIAL DATA (UNAUDITED):

Unaudited quarterly financial data for the years ended December 31, 2001 and 2000 was as follows (in thousands, except per share amounts) -

                                                                               Quarter Ended
                                                  ------------------------------------------------------------------------
                                                     March 31,          June 30,        September 30,      December 31,
                                                  ----------------  -----------------  ----------------   ----------------
Year ended December 31, 2001:
  Revenue                                             $40,037           $39,797            $40,566            $40,144
  Gross Profit                                          8,584             8,561              8,287              7,272
  (Loss) Income From Continuing Operations
                                                          (12)           (2,058)               114             (2,008)
  Net (Loss) Income                                       (12)           (2,058)               114             (4,313)
  Basic (Loss) Income Per Share                         (.00)             (.27)               .01               (.56)
  Diluted (Loss) Income Per Share                       (.00)             (.27)               .01               (.56)
  Basic Weighted Average Common Shares
  Outstanding                                           7,659             7,659              7,659              7,659
  Diluted Weighted Average Common Shares
  Outstanding                                           7,659             7,659              8,164              7,659

Year ended December 31, 2000:
  Revenue                                             $42,903           $41,878            $43,040            $42,258
  Gross Profit                                          8,722             9,167              9,175              7,399
  Loss From Continuing Operations                      (1,354)             (212)              (400)            (4,263)
  Net (Loss) Income                                    (1,110)              128                116             (6,782)
  Basic (Loss) Income Per Share                         (.15)              .02                .02               (.89)
  Diluted (Loss) Income Per Share                       (.15)              .02                .01               (.89)
  Basic Weighted Average Common Shares
  Outstanding                                           7,353             7,353              7,353              7,659
  Diluted Weighted Average Common Shares
  Outstanding                                           7,353             7,915              8,034              7,659

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

           None.

                                    PART III

Item 10. Directors and Executive Officers of the Company

         The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2002 Annual Meeting of Stockholders, except for certain information relating to the Company's executive officers, which is provided below.

Executive Officers

         Information with respect to the Executive Officers of the Company is set forth under the caption "Executive Management" contained in Part 1, Item 1 of this report and are incorporated herein by reference.

Item 11. Executive Compensation

         The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2002 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2002 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

         The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2002 Annual Meeting of Stockholders.


                                      III-1

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1) Financial Statements

       See Item 8. Financial Statements and Supplementary Data.

(a)(2) Financial Statement Schedules

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                          Page
CD&L, INC. AND SUBSIDIARIES:
       Schedule II - Valuation and Qualifying Accounts -
           For the years ended December 31, 2001, 2000 and 1999............S-1

         All other schedules called for by Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(a)(3) Exhibits

       The Exhibits listed in (b) below are filed herewith.

(b) Exhibits

       Exhibit
        Number                            Description
        ------                            -----------

         3.1          Second Restated Certificate of Incorporation of CD&L, Inc.
                      (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         3.2 Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of CD&L, Inc. (filed as
                      Exhibit 3ci) to the Company's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

         3.3 Amended and Restated By-laws of CD&L, Inc. amended through November 6, 1997 and incorporated herein by reference.

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

         10.5 Amendment dated March 30, 2001 to First Union Credit Agreement (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

         10.6 Senior Subordinated Loan Agreement dated as of January 29, 1999 with Paribas Capital Funding, LLC, Exeter Venture Lenders, L.P. and Exeter Capital Partners IV, L.P. (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K/A filed on June 23, 1999 and incorporated herein by reference) (hereinafter "Paribas Agreement").

         10.7 Warrant Agreement dated as of January 29, 1999 with Paribas Capital Funding, LLC, Exeter Venture Lenders, L.P. and Exeter Capital Partners IV, L.P. (filed as Exhibit
                      99.4 to the Company's Current Report on Form 8-K/A filed on July 23, 1999 and incorporated herein by reference)

         10.8 Amendment dated March 30, 2001 to Paribas Agreement (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

         10.9 Form of Employment Agreement, dated as of May 1, 2000, with William T. Brannan (Employment agreements of Michael Brooks and Russ Reardon are in the same form) (filed as
                      Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

        10.10 Amendment to Albert W. Van Ness, Jr. Employment Agreement dated March 15, 2001 (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

        10.11 Employee Stock Purchase Program (filed as Exhibit B to the Company's 2000 Proxy Statement and incorporated herein by reference).

        10.12 Asset Purchase Agreement By and Among Sureway Worldwide, LLC, Global Delivery Systems, LLC, Sureway Air Traffic Corporation and CD&L, Inc. (hereinafter "Sureway Agreement") (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

        10.13 $2,500,000 Subordinated Note in favor of CD&L, Inc. issued pursuant to Sureway Agreement by the purchaser, Sureway Worldwide, LLC (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

        10.14 Stock Purchase Agreement dated June 14, 2001 by and among Executive Express, Inc., Charles Walch, National Express Company, Inc. and CD&L, Inc. (hereinafter "National Express Agreement") (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

        10.15 Promissory Note in the sum of $1,650,000 of Executive Express, Inc. dated June 14, 2006 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

        10.16 Amendment Number 2 dated June 6, 2001 to the Employment Agreement dated June 5, 2000 by and between the Company and Albert W. Van Ness, Jr. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the year ended June 30, 2001 and incorporated herein by reference).

         11.1         Statement Regarding Computation of Net (Loss) Income Per
                      Share.

         21.1         List of subsidiaries of CD&L, Inc.

         23.1         Consent of Independent Public Accountants

         25.1         Power of Attorney

         99.1 Letter from Registrant to the Securities and Exchange Commission relating to Arthur Andersen LLP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2002.

                            CD&L, Inc.


                            By: /s/Russell J. Reardon
                                ---------------------
                                Russell J. Reardon
                                Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2002.

                        Signature                                                     Capacity
                        ---------                                                     --------

               /s/ Albert W. Van Ness, Jr.                  Chairman of the Board, Chief Executive Officer (Principal
               ---------------------------                  Executive Officer) and Director
                 Albert W. Van Ness, Jr.

                 /s/ William T. Brannan *                   President, Chief Operating Officer and Director
                 ------------------------
                    William T. Brannan

                 /s/ Russell J. Reardon *                   Vice President, Chief Financial Officer (Principal Financial
                 ------------------------                   and Accounting Officer)
                    Russell J. Reardon

                   /s/ Michael Brooks *                     Group Operations President and Director
                   --------------------
                      Michael Brooks

                  /s/ Thomas E. Durkin *                    Director
                  ----------------------
                     Thomas E. Durkin

                   /s/ Jon F. Hanson *                      Director
                   -------------------
                      Jon F. Hanson

                  /s/ Marilu Marshall *                     Director
                  ---------------------
                     Marilu Marshall

                  /s/ Matthew Morahan *                     Director
                  ---------------------
                     Matthew Morahan

                   /s/ John Simourian *                     Director
                   --------------------
                      John Simourian

                   /s/ John S. Wehrle *                     Director
                   --------------------
                      John S. Wehrle




*By:    /s/ Albert W. Van Ness, Jr.
        ---------------------------
           Albert W. Van Ness, Jr.
           Attorney-in-Fact

                                                                     Schedule II

                           CD&L, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                           ---------------
                                                                            Write-offs                           -------------
                                         Balance            Charged        ---------------                          Balance
                                            at             to Costs           (Net of                               at End
                                        Beginning             And          ---------------                            of
          Description                   of Period          Expenses          Recoveries)         Other (a)          Period
--------------------------------     ----------------    --------------    ---------------     -------------     -------------
For the year ended
   December 31, 2001 -
   Allowance for doubtful
   accounts                              $1,840              ($69)             ($720)             ($100)             $951
                                     ================    ==============    ================    ==============    ==============
   Allowance for doubtful
   note receivable                       $2,500                      -                  -            -              $2,500
                                     ================    ==============    ================    ==============    ==============

For the year ended
   December 31, 2000 -
   Allowance for doubtful
   accounts                              $1,195             $1,995            ($1,350)               -              $1,840
                                     ================    ==============    ================    ==============    ==============
   Allowance for doubtful
   note receivable                             $-           $2,500                      -            -              $2,500
                                     ================    ==============    ================    ==============    ==============

For the year ended
   December 31, 1999 -
   Allowance for doubtful
   accounts                              $1,153              $522              ($480)                -              $1,195
                                     ================    ==============    ================    ==============    ==============


(a) Represents allowance for doubtful accounts of company disposed of.





        The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                INDEX TO EXHIBITS

   Exhibits                                                                                 Page

     11.1      Statement Regarding Computation of Net (Loss) Income Per Share                  2

     21.1      List of Subsidiaries of CD&L, Inc.                                              3

     23.1      Consent of Independent Public Accountants                                       4

     25.1      Power of Attorney                                                               5

     99.1      Letter from Registrant to the Securities and Exchange Commission
               relating to Arthur Andersen LLP                                                 6