Form 10-K/A
period 2001-12-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 2002-04-30
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A1
             (Amendment No. 1, amending Items 10-13 of Part III and
                   adding two exhibits to Item 14 of Part IV)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ............ to ............

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

                                                         Name of each exchange
            Title of each class                           on which registered

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

Documents Incorporated by Reference: None.

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

State                                       Number of Leased Facilities
                                            ---------------------------

New York.................................              19
Florida..................................               7
North Carolina...........................               7
California...............................               4
New Jersey...............................               3
Louisiana................................               3
Indiana..................................               2
Maine....................................               2
Massachusetts............................               2
Ohio.....................................               2
Oklahoma.................................               2
Pennsylvania.............................               2
South Carolina...........................               2
Tennessee................................               2
Washington...............................               2
Arkansas.................................               1
Connecticut..............................               1
Georgia..................................               1
Maryland.................................               1
Texas....................................               1
Vermont..................................               1
                                                       --
Total                                                  67


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

                             SELECTED FINANCIAL DATA
                    (In thousands, except per share amounts)

Statement of Operations Data:

                                                                  CD&L, Inc. and Subsidiaries (2)
                                                                  -------------------------------
                                                                         For The Years Ended
                                                                            December 31,
                                                                         -------------------
                                      1997 (1)              1998               1999               2000                2001
                                      --------              ----               ----               ----                ----
Revenue                              $116,235            $130,121           $158,380           $170,079           $160,544
Gross profit                           25,043              27,709             35,175             34,463             32,704
Selling, general and
administrative expenses                21,855              22,121             27,123             33,978             26,881
Goodwill impairment                         -                   -                  -                 -               3,349
Operating income (loss)                 1,312               2,999              4,380            (2,870)                 (2)
Other (income) expense, net              (975)                 48                 80              2,438              2,185
Income (loss) from
continuing operations                     909               1,075                950            (6,229)             (3,964)
Net income (loss)                        $459              $2,311             $2,911           ($7,648)            ($6,269)
Basic income (loss) per
share:
-Continuing operations                   $.14                $.16               $.13             ($.84)              ($.52)
-Net income (loss)                       $.07                $.35               $.40            ($1.03)              ($.82)
                                         ====                ====               ====            ======               =====

Diluted income (loss) per share:
-Continuing operations                   $.14                $.16               $.12             ($.84)              ($.52)
-Net income (loss)                       $.07                $.34               $.37            ($1.03)              ($.82)
                                         ====                ====               ====            ======               =====


Balance Sheet Data:

                                                                CD&L, Inc. and Subsidiaries (1 & 2)
                                                                -----------------------------------
                                                                            December 31,
                                                                            ------------
                                         1997                1998                 1999              2000              2001
                                         ----                ----                 ----              ----              ----
Working capital (deficit)                $2,519             ($4,196)             $5,989           ($3,430)            $4,923
Equipment and leasehold
improvements, net                         4,531               5,299               4,321              2,841             1,961
Total assets                             29,773              46,890              62,513             57,785            35,481
Long-term debt, net of
current maturities                        1,721               6,137              22,858             17,765            18,233
Stockholders' equity                     $8,614             $11,407             $17,369             $9,884            $3,615


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

Income and Expense as a Percentage of Revenue


                               For the Years Ended
                                  December 31,
                               -------------------
                                                         2001            2000
                                                         ----            ----

           Revenue                                      100.0%           100.0%

           Gross profit                                  20.4%            20.3%

           Selling, general and
               administrative expenses                   16.8%            20.0%

           Goodwill Impairment                            2.1%             0.0%

           Depreciation and amortization                  1.5%             2.0%

           Operating loss                               (0.0)%           (1.7)%

           Interest expense                               1.8%             1.8%

           Loss from continuing operations              (2.5)%           (3.7)%


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

Income and Expense as a Percentage of Revenue


                               For the Years Ended
                                  December 31,
                               -------------------

                                                      2000         1999
                                                      ----         ----

           Revenue                                   100.0%        100.0%

           Gross profit                               20.3%         22.2%

           Selling, general and
               administrative expenses                20.0%         17.1%

           Depreciation and amortization               2.0%          2.3%

           Operating (loss) income                   (1.7)%          2.8%

           Interest expense                            1.8%          1.7%

           (Loss) income from continuing
              operations                             (3.7)%          0.6%


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

Liquidity and Capital Resources

The following tables summarize our contractual and commercial obligations as of December 31, 2001:

                                                                              Payments Due By Period
                                                                              ----------------------
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

                                                                      Amount of Commitment Expiration Per Period
                                                                      ------------------------------------------
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

Item 8.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                                     Page
                                                                                                                     ----
Report of Independent Public Accountants..............................................................................27

Consolidated Balance Sheets as of December 31, 2001 and 2000..........................................................28

Consolidated Statements of Operations For The Years Ended December 31, 2001, 2000 and 1999............................29

Consolidated Statements of Changes in Stockholders' Equity For The Years Ended December 31, 2001, 2000 and 1999.......30

Consolidated Statements of Cash Flows For The Years Ended December 31, 2001, 2000 and 1999............................31

Notes to Consolidated Financial Statements............................................................................32

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 26, 2002
(except with respect to the matters discussed in Note 9, as to which the date is April 15, 2002)

                           CD&L, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                       ASSETS
                                                                                                     December 31,
                                                                                                     ------------
                                                                                                2001                2000
                                                                                                ----                ----
CURRENT ASSETS:
Cash and cash equivalents (Note 2)                                                            $1,165                 $319
Accounts receivable, less allowance for doubtful accounts of $951
and $1,840 in 2001 and 2000, respectively (Note 9)                                            15,077               17,596
Deferred income taxes (Notes 2 and 11)                                                           221                1,369
Prepaid expenses and other current assets (Note 5)                                             1,962                1,548
Net assets of discontinued operations (Note 3)                                                     -                4,591
                                                                                             -------              -------
Total current assets                                                                          18,425               25,423


EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 6)                                      1,961                2,841
INTANGIBLE ASSETS, net (Notes 2, 4 and 7)                                                     12,252               20,666
NOTE RECEIVABLE FROM STOCKHOLDER, less allowance of $2,500
in 2001 and 2000 (Note 16)                                                                       300                  408
SECURITY DEPOSITS AND OTHER ASSETS                                                             1,928                  402
DEFERRED INCOME TAXES (Notes 2 and 11)                                                           615                   -
NET ASSETS OF DISCONTINUED OPERATIONS (Note 3)                                                     -                8,045
                                                                                             -------              -------
            Total assets                                                                     $35,481              $57,785
                                                                                             =======              =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings (Note 9)                                                                     $-             $11,169
Current maturities of long-term debt (Note 9)                                                   2,362               5,752
Accounts payable                                                                                3,790               4,316
Accrued expenses and other current liabilities (Note 8)                                         7,350               7,616
                                                                                              -------             -------
Total current liabilities                                                                      13,502              28,853

LONG-TERM DEBT, net of current maturities (Note 9)                                             18,233              17,765

DEFERRED INCOME TAXES (Notes 2 and 11)                                                              -               1,159

OTHER LONG-TERM LIABILITIES                                                                       131                 124

            Total liabilities                                                                  31,866              47,901
                                                                                              -------             -------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)                                                     -                  -
                                                                                              -------             -------

STOCKHOLDERS' EQUITY (Notes 13, 14 and 15):

Preferred stock, $.001 par value; 2,000,000 shares authorized; no
shares issued and outstanding                                                                       -                  -
Common stock, $.001 par value; 30,000,000 shares authorized,
7,688,027 shares issued in 2001 and 2000                                                            8                   8
Additional paid-in capital                                                                     12,883              12,883
Treasury stock, 29,367 shares at cost                                                            (162)              (162)
Accumulated deficit                                                                            (9,114)            (2,845)
                                                                                              -------             -------

Total stockholders' equity                                                                      3,615               9,884
                                                                                              -------             -------
             Total liabilities and stockholders' equity                                       $35,481             $57,785
                                                                                              =======             =======


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           CD&L, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                   For the Years Ended December 31,
                                                                 -----------------------------------
                                                                   2001          2000        1999
                                                                 ---------    ---------    ---------
Revenue (Note 2)                                                  $160,544     $170,079     $158,380

Cost of revenue                                                    127,840      135,616      123,205
                                                                 ---------    ---------    ---------

         Gross profit                                               32,704       34,463       35,175

Selling, general and administrative expenses                        26,881       33,978       27,123

Goodwill impairment                                                  3,349           --           --

Depreciation and amortization                                        2,476        3,355        3,672
                                                                 ---------    ---------    ---------

         Operating (loss) income                                        (2)      (2,870)       4,380

Other expense
         Interest expense                                            2,897        3,060        2,731
         Other expense, net (Notes 4 and 16)                         2,185        2,438           80
                                                                 ---------    ---------    ---------

                                                                     5,082        5,498        2,811
                                                                 ---------    ---------    ---------

(Loss) income from continuing operations before
         (benefit) provision for income taxes                       (5,084)      (8,368)       1,569
(Benefit) provision for income taxes
         (Notes 2 and 11)                                           (1,120)      (2,139)         619
                                                                 ---------    ---------    ---------

(Loss) income from continuing operations                            (3,964)      (6,229)         950
                                                                 ---------    ---------    ---------

Discontinued operations (Note 3)
         Income from discontinued operations, net of provision
         for income taxes of $0, $796 and $1,276, respectively          --        1,388        1,961

         Provision for loss on disposal of assets, net of
         benefit for income taxes of $900, $125 and $0,
         respectively                                               (2,305)      (2,807)          --
                                                                 ---------    ---------    ---------

Net (loss) income from discontinued operations                      (2,305)      (1,419)       1,961
                                                                 ---------    ---------    ---------

         Net (loss) income                                         ($6,269)     ($7,648)      $2,911
                                                                 =========    =========    =========

Basic (loss) income per share:
         Continuing operations                                       ($.52)       ($.84)        $.13
         Discontinued operations                                     ($.30)       ($.19)        $.27
                                                                 ---------    ---------    ---------

         Net (loss) income per share                                 ($.82)      ($1.03)        $.40
                                                                 =========    =========    =========

Diluted (loss) income per share:
         Continuing operations                                       ($.52)       ($.84)        $.12
         Discontinued operations                                     ($.30)       ($.19)        $.25
                                                                 ---------    ---------    ---------

         Net (loss) income per share                                 ($.82)      ($1.03)        $.37
                                                                 =========    =========    =========

Basic weighted average common
         shares outstanding                                          7,659        7,430        7,214
                                                                 =========    =========    =========

Diluted weighted average common
         shares outstanding                                          7,659        7,430        7,868
                                                                 =========    =========    =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CD&L, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                        (in thousands, except share data)

                                                                                  (Accumulated
                                        Common Stock       Additional                Deficit)     Total
                                   ---------------------    Paid-in     Treasury     Retained   Stockholders'
                                     Shares     Amount      Capital      Stock       Earnings     Equity
                                   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE AT
        DECEMBER 31, 1998          6,843,702           7       9,670        (162)       1,892       11,407
Discount for warrants issued in
connection with private
placement                                 --          --       1,265          --           --        1,265
Shares issued in connection with
Employee Stock Purchase
Plans                                 73,172          --         251          --           --          251
Shares issued in connection with
executive compensation                47,051          --         150          --           --          150
Shares issued in connection with
acquisitions of businesses           389,533          --       1,385          --           --        1,385
Net income                                --          --          --          --        2,911        2,911
                                   ---------   ---------   ---------   ---------    ---------    ---------

BALANCE AT
        DECEMBER 31, 1999          7,353,458           7      12,721        (162)       4,803       17,369
Shares issued in connection with
Employee Stock Purchase
Plan                                 305,202           1         162          --           --          163
Net loss                                  --          --          --          --       (7,648)      (7,648)
                                   ---------   ---------   ---------   ---------    ---------    ---------

BALANCE AT
        DECEMBER 31, 2000          7,658,660           8      12,883        (162)      (2,845)       9,884
Net loss                                  --          --          --          --       (6,269)      (6,269)
                                   ---------   ---------   ---------   ---------    ---------    ---------

BALANCE AT
        DECEMBER 31, 2001          7,658,660          $8     $12,883       ($162)     ($9,114)      $3,615
                                   =========   =========   =========   =========    =========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CD&L, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     For The Years Ended December 31,
                                                                                     --------------------------------
                                                                                   2001              2000            1999
                                                                                   ----              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                 ($6,269)          ($7,648)          $2,911
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations -
Gain on disposal of equipment and leasehold improvements                              (26)             (116)             (36)
Income from discontinued operations                                                     -            (1,388)          (1,961)
Loss on sale of subsidiary                                                          2,283                 -                -
Loss on disposal of assets of discontinued operations                               2,305             2,807                -
Goodwill impairment                                                                 3,349                 -                -
Depreciation and amortization                                                       2,476             3,355            3,672
Provision for doubtful note receivable                                                  -             2,500                -
Provision for doubtful accounts                                                       (69)            1,995              522
Deferred income tax (benefit) provision                                              (626)             (959)             488
Changes in operating assets and liabilities
(Increase) decrease in -
           Accounts receivable                                                      1,381            (2,073)          (1,852)
           Prepaid expenses and other current assets                                 (535)            1,089           (1,927)
           Note receivable from stockholder, security deposits and other assets       159              (250)            (149)
           Increase (decrease) in -
           Accounts payable, accrued expenses and other current liabilities          (493)            1,438              115
           Other long-term liabilities                                                  7                 4              (77)
                                                                                  -------           -------          -------

                 Net cash provided by operating activities of continuing
                     operations                                                     3,942               754            1,706
                                                                                  -------           -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment and leasehold improvements                                    (333)             (859)            (746)
Proceeds from sales of equipment and leasehold improvements                           222               213              433
Proceeds from sales of businesses, net                                             12,531                 -                -
Purchases of businesses, net of cash acquired                                           -                 -           (3,360)
                                                                                  -------           -------          -------

                 Net cash provided by (used in) investing activities of
                     continuing operations                                         12,420              (646)          (3,673)
                                                                                  -------           -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term (repayments) borrowings, net                                           (11,169)            3,981           (6,389)
Proceeds from long-term debt                                                            -                 -           15,000
Repayments of long-term debt                                                       (3,008)           (2,821)          (3,487)
Issuance of debt in connection with acquisition of assets included in
discontinued operations (retained by continuing operations)                             -                 -            2,170
Issuance of common stock                                                                -               163              401
Deferred financing costs                                                                -                 -           (1,171)
                                                                                  -------           -------          -------

                  Net cash (used in) provided by financing activities of
                      continuing operations                                       (14,177)            1,323            6,524
                                                                                  -------           -------          -------

CASH USED IN DISCONTINUED OPERATIONS                                               (1,339)           (1,438)          (4,514)
                                                                                  -------           -------          -------

                 Net increase (decrease) in cash and cash equivalents                 846                (7)              43
CASH AND CASH EQUIVALENTS, beginning of year                                          319               326              283
                                                                                  -------           -------          -------

CASH AND CASH EQUIVALENTS, end of year                                             $1,165              $319             $326
                                                                                  =======           =======          =======


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

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:


                                                   2001                 2000                  1999
                                                   ----                 ----                  ----
Basic weighted average common
shares outstanding                             7,658,660             7,430,175            7,214,426
Effect of dilutive securities:
Stock options and warrants                             -                    -               648,952
Employee stock purchase plan                           -                    -                 4,450
                                               ---------             ---------            ---------

Diluted weighted average common
shares outstanding                             7,658,660             7,430,175            7,867,828
                                               =========             =========            =========


The following common stock equivalents were excluded from the computation of diluted Earnings Per Share because the exercise or conversion price was greater than the average market price of common shares -


                                                   2001                2000                    1999
                                                   ----                ----                    ----
Stock options                                  1,917,202            1,982,534               522,546
Subordinated convertible debentures                9,863              109,098               145,750
Seller financed convertible notes                524,961              593,333               593,333
                                               =========            =========               =======

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

Adoption of SFAS 142 will increase earnings by approximately $675,000 for the year ended December 31, 2002. Amortization of goodwill and other intangibles was $929,000, $1,113,000 and $1,120,000 for the years ended December 31, 2001, 2000 and 1999, respectively. (See Note 7).

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

Results from the discontinued air delivery business were as follows (in thousands) -



                                                     For the Year            For the Year         For the Year
December 31,                                         Ended December 31,      Ended December 31,   Ended December 31,
                                                          2001                    2000                   1999
                                                          ----                    ----                   ----
Revenue                                                $-                        $61,037             $66,184
                                                       ==                        =======             =======

Income from discontinued
operations, net of provision for income
taxes of $0, $796 and $1,276, respectively
                                                       $-                         $1,388              $1,961
                                                       ==                         ======              ======

Provision for loss on disposal of assets, net
of benefit for income taxes of $900, $125
and $0, respectively                                  ($2,305)                  ($2,807)                  $-
                                                      ========                  ========                  ==


The income from discontinued operations includes allocated interest of $0, $642,000 and $460,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Such interest was allocated based upon the proportion of net assets employed in the discontinued operations to the total net assets of the Company.

The net assets of discontinued operations are comprised of the following (in thousands) -

                                  December 31,
                                      2000

Current assets                                                         $11,172
Current liabilities                                                     (6,581)
                                                                        -------

Net current assets                                                       4,591
                                                                         -----

Equipment and leasehold improvements, net                                2,243
Intangible assets, net                                                   5,264
Other non-current assets, net                                              538
                                                                           ---

Net non-current assets                                                   8,045
                                                                         -----

Net assets of discontinued operations                                  $12,636
                                                                       =======

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

(5) PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following (in thousands) -

                                                    December 31,
                                                    ------------

                                           2001                      2000
                                           ----                      ----

Other receivables                          $205                       $150
Prepaid insurance                           207                        152
Prepaid rent                                 -                          21
Prepaid income taxes                      1,297                      1,025
Other                                       253                        200
                                            ---                        ---

                                         $1,962                     $1,548
                                         ======                     ======

(6) EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following (in thousands) -

                                                                                     December 31,
                                                                                     ------------

                                                          Useful Lives             2001               2000
                                                          ------------             ----               ----
Transportation and warehouse equipment                     3-7 years             $5,222             $7,652
Office equipment                                           3-7 years              1,648              4,540
Other equipment                                            5-7 years                219                800
Leasehold improvements                                    Lease period              678              1,025
                                                          ------------           ------            -------

                                                                                  7,767             14,017
Less - accumulated depreciation and amortization                                 (5,806)           (11,176)
                                                                                 -------           --------

                                                                                 $1,961             $2,841
                                                                                 ======            ========

During 2001, the Company performed a comprehensive review of all fully depreciated and amortized assets to determine if they were still in use. As a result of this review, approximately $5,500,000 of fully depreciated and amortized assets was written off.

Leased equipment under capitalized leases (included above) consists of the following (in thousands) -


                                                          December 31,
                                                          ------------
                                                      2001             2000
                                                      ----             ----

Equipment                                            $3,565           $2,872
Less - accumulated depreciation                      (2,989)          (2,554)
                                                     ------           ------

                                                       $576             $318
                                                     ======           ======

The Company incurred capital lease obligations of $693 and $0 in 2001 and 2000 for vehicles and warehouse equipment.

(7) INTANGIBLE ASSETS:

Intangible assets (see Note 4) consist of the following (in thousands) -

                                                                              December 31,
                                                                              ------------
                                                     Useful Lives          2001              2000
                                                     ------------          ----              ----
Goodwill                                            25 - 40 years        $17,176           $22,080
Non-compete agreements                               3 - 5 years             250               250
Customer lists                                       3 - 5 years               -                53
Deferred financing costs and other                   3 - 7 years           1,283             1,313
                                                     -----------           -----             -----

                                                                          18,709            23,696
Less - accumulated amortization and impairment                            (6,457)           (3,030)
                                                                          -------          -------

                                                                         $12,252           $20,666
                                                                         =======           =======

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

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following (in thousands) -


                                                         December 31,
                                                         ------------
                                                      2001             2000
                                                      ----             ----

Payroll and related expenses                        $2,725            $2,500
Third party delivery costs                           2,904             2,241
Insurance                                              210               767
Professional fees                                      206               427
Interest                                                36               310
Rent                                                   148                82
Legal judgments and settlements (See Note 12)          575               455
Other                                                  546               834
                                                    ------            ------

                                                    $7,350            $7,616
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

Long-term debt consists of the following (in thousands) -

                                                                                                      December 31,
                                                                                                      ------------
                                                                                                   2001            2000
                                                                                                   ----            ----

Senior Subordinated Notes, net of unamortized discount of $738 and $919,
respectively.                                                                                   $13,012          $14,081
10.0% Subordinated Convertible Debentures.      (a)                                                   -              150
Capital lease obligations due through October 2004 with interest at rates ranging
from 5.7% to 8.0% and secured by the related property.                                              609              385
Seller-financed debt on acquisitions, payable in monthly installments through June
2007.         Interest is payable at rates ranging between 7.0% and 11.0%.    (b)
                                                                                                  6,777            8,220
Various equipment and vehicle notes payable to banks and finance companies due through July 2002 with interest ranging from 8.0% to 15.3% and secured by
various assets of certain subsidiaries.                                                               5               83
Debt due to former owners with weekly and quarterly principal and interest payments
through May 2001 together with interest at rates ranging from 8% to 10%.                              -               10

Debt due in settlement of certain litigation against the Company and certain affiliates with principal and interest payments of $30,000 due monthly and the
entire balance of principal, plus all accrued interest, due on July 1, 2002.                        192              588
                                                                                                    ---              ---

                                                                                                 20,595           23,517
Less - Current maturities                                                                        (2,362)         (5,752)
                                                                                                 -------         -------

                                                                                                $18,233          $17,765
                                                                                                =======          =======


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

The aggregate annual principal maturities of debt (excluding capital lease obligations) as of December 31, 2001 are as follows (in thousands) -

2002                                                                   $2,049
2003                                                                    1,292
2004                                                                    1,640
2005                                                                      983
2006                                                                   13,316
Thereafter                                                                706
                                                                          ---

Total                                                                 $19,986
                                                                      =======

The Company leases certain transportation and warehouse equipment under capital lease agreements that expire at various dates. At December 31, 2001, minimum annual payments under capital leases, including interest, are as follows (in thousands) -

2002                                                                     $349
2003                                                                      309
2004                                                                        3

Total minimum payments                                                    661
Less - Amounts representing interest                                      (52)
                                                                         ----

Net minimum payments                                                      609
Less - Current portion of obligations under capital leases               (313)
                                                                        -----

Long-term portion of obligations under capital leases                    $296
                                                                         ====

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

                        2001                 2000               1999
                        ----                 ----               ----

Federal-
Current                ($401)               ($988)              ($37)
Deferred                (535)                (962)               666
State                   (184)                (189)               (10)
                        -----                -----               ----

                     ($1,120)             ($2,139)              $619
                     ========             ========              ====

The components of deferred income tax assets and liabilities, are as follows (in thousands) -


                                                                                                 December 31,
                                                                                                 ------------
                                                                                            2001                2000
                                                                                            ----                ----
         Deferred income tax assets -
           Current -
              Allowance for doubtful accounts                                               $630               $1,785
              Basis differential of items included in discontinued
                 operations resulting in current deferred tax asset
                 (retained by continuing operations)                                           -                  269
              Reserves and other, net                                                        591                  520
                                                                                             ---                  ---

                   Total current deferred income tax assets                                1,221                2,574
           Non-current -
              Accumulated depreciation and amortization                                      909                    -
                                                                                             ---                    -

                   Total non-current deferred income tax assets                              909                    -
                                                                                             ---                    -

         Valuation Allowance                                                              (1,000)              (1,000)
                                                                                          -------              -------

                    Net total deferred income tax assets                                  $1,130               $1,574
                                                                                          ======               ======

         Deferred income tax liabilities -
           Current -
              Reserves and other, net                                                         $-                $(146)
              Basis differential of items included in discontinued
                 operations resulting in current deferred tax liability
                 (retained by continuing operations)                                           -                  (59)
                                                                                               -                  ----

                   Total current deferred income tax liabilities                               -                 (205)
                                                                                               -                 -----

           Non-current -
              Accumulated depreciation and amortization                                        -                 (190)
              Cash to accrual differences                                                      -                  (72)
              Basis differential of items included in discontinued
                 operations resulting in non-current deferred tax liability
                 (retained by continuing operations)                                           -                    -
                Other                                                                       (294)                (897)
                                                                                            -----                -----

                   Total non-current deferred income tax liabilities                        (294)              (1,159)
                                                                                            -----              -------

                   Total deferred income tax liabilities                                   ($294)             ($1,364)
                                                                                           ------             --------

                  Net deferred tax asset                                                    $836                 $210
                                                                                            ====                 ====

The differences in Federal income taxes provided and the amounts determined by applying the Federal statutory tax rate (34%) to (loss) income from continuing operations before income taxes for the years ended December 31, 2001, 2000 and 1999, result from the following (in thousands) -

                                                       2001       2000       1999
                                                      -------    -------    -------
Tax at statutory rate                                 ($1,728)   ($2,845)      $533
Add (deduct) the effect of-
State income taxes, net of Federal benefit               (129)      (126)        (7)
Reserve on deferred tax asset                               -        850          -
Capital loss on sale of subsidiary (no tax benefit)       776          -          -
Nondeductible expenses and other, net                     (39)       (18)        93

(Benefit) provision for income taxes                  ($1,120)   ($2,139)      $619
                                                      =======    =======    =======


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

Information regarding the Company's stock option plans is summarized below:

                                                                 Weighted
                                             Number               Average
                                               of                Exercise
                                             Shares                Price
                                             ------                -----

Shares under option:
Outstanding at December 31, 1998           1,154,315               $6.34

Granted                                      381,229               $3.15
Exercised                                          -                  -
Canceled                                     (75,225)              $8.92
                                             --------              -----

Outstanding at December 31, 1999           1,460,319               $5.33

Granted                                    1,522,500               $1.91
Exercised                                          -                  -
Canceled                                    (559,134)              $2.76
                                            ---------              -----

Outstanding at December 31, 2000           2,423,685               $3.77

Granted                                       55,000               $0.56
Exercised                                          -                  -
Canceled                                    (534,969)              $4.79
                                            ---------              -----

Outstanding at December 31, 2001           1,943,716               $3.25
                                           =========               =====

Options exercisable at:
December 31, 1999                          1,099,297               $6.08
                                           =========               =====

December 31, 2000                          1,611,928               $4.57
                                           =========               =====

December 31, 2001                          1,685,372               $3.41
                                           =========               =====

At December 31, 2001, options available for grant under the Employee Stock Compensation Plans and the Director Plan total 1,778,784 and 2,500, respectively.

The following summarizes information about option groups outstanding and exercisable at December 31, 2001:

                                         Outstanding Options                                   Exercisable Options
                                         -------------------                                   -------------------
                             Number                                                         Number
                           Outstanding            Weighted            Weighted           Exercisable             Weighted
Range of                      as of                Average            Average               as of                Average
Exercise                  December 31,            Remaining           Exercise           December 31,            Exercise
Prices                       2001                   Life               Price                2001                   Price
------                       ----                   ----               -----                ----                   -----
$0.450 -
        $1.438                  70,000               9.09                $0.65               70,000                $0.65
$1.813 -
        $1.813                 650,000               8.45                $1.81              500,000                $1.81
$2.000 -
        $2.625                 584,085               6.77                $2.33              540,085                $2.36
$2.688 -
        $4.875                 423,138               6.58                $3.59              358,794                $3.67
$6.000 -
        $13.000                216,493               4.62               $10.20              216,493               $10.20
                               -------               ----               ------              -------               ------

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

                                            2001                 2000                1999
                                            ----                 ----                ----
Weighted average fair value                $0.53                $1.83                $2.33
Risk-free interest rate                    4.80%                6.50%                6.00%
Volatility factor                           141%                 140%                  76%
Expected life                             7 years              7 years              7 years
Dividend yield                             None                  None                 None
                                           ----                  ----                 ----


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net (loss) income and (loss) income per share were as follows (in thousands, except per share data):

                                                                          2001                 2000                1999
                                                                          ----                 ----                ----
Loss) income from continuing operations - as
reported                                                              ($3,964)              ($6,229)               $950
Net (loss) income from discontinued operations -
as reported                                                            (2,305)               (1,419)              1,961
                                                                       -------               -------              -----

Net (loss) income - as reported                                       ($6,269)              ($7,648)             $2,911
                                                                      ========              ========             ======

(Loss) income from continuing operations - pro
forma                                                                 ($4,088)              ($7,356)               $533
Net (loss) income from discontinued operations -
pro forma                                                              (2,305)               (1,419)              1,961
                                                                       -------               -------              -----

Net (loss) income - pro forma                                         ($6,393)              ($8,775)             $2,494
                                                                      ========              ========             ======

Basic (loss) income per share:
Continuing operations - as reported                                     ($.52)                ($.84)               $.13
Discontinued operations - as reported                                   ($.30)                ($.19)               $.27
                                                                        ------                ------               ----

Net (loss) income per share - as reported                               ($.82)               ($1.03)               $.40
                                                                        ======               =======               ====

Continuing operations - pro forma                                       ($.53)                ($.99)               $.07
Discontinued operations - pro forma                                     ($.30)                ($.19)               $.27
                                                                        ------                ------               ----

Net (loss) income per share - pro forma                                 ($.83)               ($1.18)               $.34
                                                                        ======               =======               ====

Diluted (loss) income per share:
Continuing operations - as reported                                     ($.52)                ($.84)               $.12
Discontinued operations - as reported                                   ($.30)                ($.19)               $.25
                                                                        ------                ------               ----

Net (loss) income per share - as reported                               ($.82)               ($1.03)               $.37
                                                                        ======               =======               ====

Continuing operations - pro forma                                       ($.53)                ($.99)               $.07
Discontinued operations - pro forma                                     ($.30)                ($.19)               $.25
                                                                        ------                ------               ----

Net (loss) income per share - pro forma                                 ($.83)               ($1.18)               $.32
                                                                        ======               =======               ====

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

(17) SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (net refund received) for interest and income taxes for the years ended December 31, 2001, 2000 and 1999 was as follows (in thousands) -

                          2001                 2000              1999
                          ----                 ----              ----

Interest                 $3,171               $2,969           $2,666
Income taxes            ($1,132)                 $33           $2,752
                        --------                 ---           ------


Supplemental schedule of non-cash financing activities for the years ended December 31, 2001, 2000 and 1999 was as follows (in thousands) -

                                                                             2001                  2000            1999
                                                                             ----                  ----            ----
Capital lease obligations incurred                                           $693                   $-             $564
Seller financed debt related to purchase of businesses                          -                    -            4,752
Debt and capital leases assumed in connection with
acquisitions                                                                    -                    -              787
Issuance of common stock in connection with acquisitions
of businesses                                                                   -                    -            1,385
Issuance of warrants in connection with private
placement                                                                       -                    -            1,265
Reduction of purchase price for businesses
previously acquired, net                                                      559                  600              497

(18) QUARTERLY FINANCIAL DATA (UNAUDITED):

Unaudited quarterly financial data for the years ended December 31, 2001 and 2000 was as follows (in thousands, except per share amounts) -


                                                                               Quarter Ended
                                                                               -------------

                                                       March 31,           June 30,         September 30,       December  31,
                                                       ---------           --------         -------------       -------------
Year ended December 31, 2001:
Revenue                                                 $40,037           $39,797             $40,566             $40,144
Gross Profit                                              8,584             8,561               8,287               7,272
(Loss) Income From Continuing Operations                    (12)           (2,058)                114              (2,008)
Net (Loss) Income                                           (12)           (2,058)                114              (4,313)
Basic (Loss) Income Per Share                              (.00)             (.27)                .01                (.56)
Diluted (Loss) Income Per Share                            (.00)             (.27)                .01                (.56)
Basic Weighted Average Common Shares
Outstanding                                               7,659             7,659               7,659               7,659
Diluted Weighted Average Common Shares
Outstanding                                               7,659             7,659               8,164               7,659

Year ended December 31, 2000:
Revenue                                                 $42,903           $41,878             $43,040             $42,258
Gross Profit                                              8,722             9,167               9,175               7,399
Loss From Continuing Operations                          (1,354)             (212)               (400)             (4,263)
Net (Loss) Income                                        (1,110)              128                 116              (6,782)
Basic (Loss) Income Per Share                              (.15)              .02                 .02                (.89)
Diluted (Loss) Income Per Share                            (.15)              .02                 .01                (.89)
Basic Weighted Average Common Shares
Outstanding                                               7,353             7,353               7,353               7,659
Diluted Weighted Average Common Shares
Outstanding                                               7,353             7,915               8,034               7,659


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Set forth below are the names and ages (as of February 1, 2002) of each of the directors and executive officers, the other positions and offices presently held by each such person within the Company, the period during which each such person has served on the Board of Directors of the Company, and the principal occupations and employment of each such person during the past five years. In each instance in which dates are not provided in connection with a director's business experience, such director has held the position indicated for at least the past five years.

         William T. Brannan, 53, has served as the President and Chief Operating Officer of CD&L since November 1994. From January 1991 until October 1994, Mr. Brannan served as President, Americas Region - US Operations, for TNT Express Worldwide, a major European-based overnight express delivery company. Mr. Brannan has 25 years of experience in the transportation and logistics industry.

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

         Thomas E. Durkin III, 48, Director since 1999. Mr. Durkin was appointed as Vice President of Corporate Development, General Counsel and Secretary of Capital Environmental Resource, Inc. in October 2001. He is also a partner to Durkin & Durkin, a New Jersey based law firm, with whom Mr. Durkin practiced as a partner from September 1978 until September 1997. Mr. Durkin served as a consultant to Waste Management Inc., a multibillion dollar publicly held international solid waste management company from January 2000 to September 2001. From October 1997 through December 1999, Mr. Durkin served as area Vice President of Business Development of Waste Management Inc. In addition Mr. Durkin has served as a partner of two privately held real estate brokerage companies. Mr. Durkin graduated from Fordham University in 1975 and graduated Cum Laude from Seton Hall University School of Law in 1978.

         Jon F. Hanson, 65, Director since 1997. Mr. Hanson has served as the President and Chairman of Hampshire Management Company, a real estate investment firm since December 1976. From April 1991 to the present, Mr. Hanson has served as a director to the Prudential Insurance Company of America. In addition, Mr. Hanson currently serves as a director with the United Water Resources and the Orange and Rockland Utilities from April 1985 and September 1995, respectively.

         Marilu Marshall, 56, Director since 1997. Vice President Human Resources - North America for Estee Lauder Co. Inc. since October 1998. From November 1987 until September 1998, Ms. Marshall served as Senior Vice-President and General Counsel for Cunard Line Limited. Prior thereto, from July 1984 to September 1987 Ms. Marshall served as the Vice-President and General Counsel of GNOC, Corp., t/a Golden Nugget Hotel & Casino.

         Matthew Morahan, 52, Director since 2000. Mr. Morahan has been a private investor since 1997. From 1994 until 1997, Mr. Morahan served as Executive Vice President of the Macro Hedge Fund of Summit Capitol Advisors LLC. Prior thereto, Mr. Morahan served as Managing Director of the High Yield Department of Paine Webber Group from 1991 to 1994. From 1976 to 1990, he served as Partner and Managing Director of Wertheim & Co. Mr. Morahan served as Vice President of the Corporate Bond Department for Hornblower & Weeks, Hemphill, Noyes & Co. from 1971 to 1976.

         John A. Simourian, 66, Director since 1999. Mr. Simourian has served as Chairman of the Board and Chief Executive Officer of Lily Transportation Corp. ("Lily"), a privately held truck leasing and dedicated logistics company, since 1958 when Mr. Simourian founded Lily. Lily currently employs approximately 750 employees and leases and or operates 4,000 vehicles out of 27 locations from New England to North Carolina. Mr. Simourian attended Harvard University where he received his undergraduate degree in 1957 and his graduate degree from the Harvard Business School in 1961. In 1982 Mr. Simourian was elected to the Harvard University Hall of Fame. Mr. Simourian also served in the United States Navy from 1957 to 1959.

         Albert W. Van Ness, Jr., 59, has served as the Chairman of the Board, Chief Executive Officer and Director of CD&L since February 1997. He was formerly the President and Chief Operating Officer of Club Quarters, LLC, a privately held hotel management company and remains a member partner. In the early nineties, Mr. Van Ness served as Director of Managing People & Productivity, a senior management consulting firm. During most of the eighties, Mr. Van Ness held various executive positions with Cunard Line Limited, a passenger ship and luxury hotel company, including Executive Vice President and Chief Operating Officer of the Cunard Leisure Division and Managing Director and President of the Hotels and Resorts Division. Earlier in his career Mr. Van Ness served as the President of Seatrain Intermodal Services, Inc., a cargo shipping company. Mr. Van Ness held various management positions at the start of his professional life with Ford Motor Company, Citibank and Hertz. Mr. Van Ness majored in Sociology and Economics and received a B.A. and M.A. degree and completed his coursework towards his doctorate in Economics. He attended Duke University, Northern State University, South Dakota State University and Syracuse University. Mr. Van Ness has belonged to the New York Athletic Club, the Yale Club, the Chemists' Club and Knollwood Country Club.

         John S. Wehrle, 49, Director since 1997. Managing Director of Gryphon Holdings, L.P. since January 1999. From August 1997 to December 1998, Mr. Wehrle served as President and CEO of Heartland Capital Partners, L.P. Prior thereto, Mr. Wehrle served as Vice President and Head of Mergers & Acquisitions for A.G. Edwards & Sons, Inc. from July 1994 to July 1997. From 1989 to 1994 Mr. Wehrle served as Vice President-Financial Planning for The Dyson-Kissner-Moran Corporation where he was a key participant in acquisitions and corporate development. He also served as Managing Director of Chase Manhattan Bank, N.A. for three years from August 1986 to October 1989 where he was engaged in the execution of Leveraged Acquisitions. From 1976 to 1986 Mr. Wehrle held various positions with both Price Waterhouse and Touche Ross & Co. in both New York and London.

         Russell J. Reardon, 52, has served as Vice President - Chief Financial Officer since November 1999. Mr. Reardon previously had been Vice President - Treasurer of CD&L since January 1999. Prior thereto, from September 1998 until January 1999 Mr. Reardon was Chief Financial Officer, Secretary and Vice President - Finance of Able Energy, Inc. a regional home heating oil supplier. From April 1996 until June 1998 Mr. Reardon was Chief Financial Officer, Secretary and Vice President - Finance of Logimetrics, Inc. a manufacturer of broad-band wireless communication devices.

         Jeremy Weinstein, 39, has served as Vice President - Controller since November 1999. Prior to his appointment, Mr. Weinstein served as the Company's Northeast Region Controller since March 1997 and before that was controller of the Company's Manhattan operation.

         Anthony Guzzo, 29, was appointed Vice President - Treasurer in March 2002. Prior to his appointment, Mr. Guzzo served as the Company's Assistant Treasurer from January 2001 to February 2002. Mr. Guzzo previously had been the Company's Director of Financial Reporting since June 2000 and before that was a manager in the Consumer Products and Services Division of Arthur Andersen LLP.

         Mark Carlesimo, 48, has served as Vice President - General Counsel and Secretary of CD&L since September 1997. From July 1983 until September 1997, Mr. Carlesimo served as Vice President of Legal Affairs of Cunard Line Limited. Earlier in his career, Mr. Carlesimo served as Staff Counsel to Seatrain Lines, Inc., a cargo shipping company and was engaged in the private practice of law. He majored in economics at Fordham University and received his law degree from Fordham University School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission and to provide the Company with initial reports of ownership, reports of changes in ownership and annual reports of ownership of Common Stock and other equity securities of the Company. A Form 4 for reporting certain stock purchases in August 2001 for Mr. Matthew Morahan was filed late in September 2001. Based solely upon a review of such reports furnished to the Company by its directors and executive officers, the Company believes that all other Section 16(a) reporting requirements were timely fulfilled during 2001.

Item 11. Executive Compensation

         The following table summarizes certain information relating to compensation for services rendered during the years ended December 31, 1999, 2000 and 2001 to each person serving as the Chief Executive Officer of the Company and each of the Company's four other most highly paid executive officers whose compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                                                                      Long-Term
                                                                                    Compensation
                                          Annual Compensation                            (1)
                                          -------------------                  -----------------------
                                                                                       Awards
                                                                               -----------------------
                                                                   Other                    Securities
                                                                   Annual      Restricted   Underlying
                                                                  Compen-        Stock       Options/     All Other
         Name and                      Salary        Bonus         sation        Awards        SARs      Compensation
    Principal Position       Year        ($)          ($)          ($)(2)         ($)           (3)          ($)
    ------------------       ----        ---          ---          ------         ---           ---          ---
Albert W. Van Ness, Jr.     2001      288,119       173,625          -             -           25,000         -
   Chairman and Chief       2000      280,198        75,000(4)       -             -           25,000         -
   Executive Officer        1999      150,000        75,000          -        150,000(5)       67,229         -

William T. Brannan          2001      276,764        39,375          -             -             -            -
   President and Chief      2000      241,760        10,000          -             -          150,000         -
   Operating Officer        1999      224,658        48,621          -             -           40,000         -

Michael Brooks              2001      218,461        32,500          -             -             -            -
   Group Operations         2000      193,454        10,380          -             -          150,000         -
   President                1999      175,005        30,438          -             -           28,000         -

Russell Reardon             2001      185,385        37,500          -             -             -            -
   Chief Financial Officer  2000      167,231         5,975          -             -          150,000         -
                            1999      120,085        15,675          -             -           27,500         -

Jeremy Weinstein            2001      160,250        28,900          -             -             -            -
   Corporate Controller     2000      149,369        19,392          -             -             -            -
                            1999      145,692        36,970          -             -             -            -


-----------------

(1) The Company did not grant any stock appreciation rights or make any long-term incentive plan pay-out during the years ended December 31, 1999, 2000 and 2001.
(2) Excludes certain personal benefits, the total value of which was less than the lesser of either $50,000 or 10% of the total annual salary and bonus for each of the executives.
(3) Comprised solely of incentive or non-qualified stock options. See "Stock Option Plans - Employee Stock Compensation Program and Year 2000 Stock Incentive Plan."
(4) Additional bonus earned for extension of his employment agreement.
(5) The restricted stock award of 47,051 shares of the Company's Common stock was made on April 9, 1999 under the Company's Employee Stock Compensation Program and is not subject to forfeiture.

Employment Agreements; Covenants-Not-To-Compete

         Effective as of January 5, 2000, Mr. Van Ness entered into an employment agreement with the Company (the "2000 Agreement") commencing upon termination of the employment agreement with the Company entered into on January 4, 1999. In January 2001, certain terms of the 2000 Agreement were modified by an Amendatory Agreement which was further orally modified in June 2001 to provide for an annual salary of $300,000 per year for the duration of the 2000 Agreement with the right to receive an annual bonus equal to up to 100% of Mr. Van Ness' then-current base salary based upon the Company attaining certain targets. For the period January 1, 2001 to present, Mr. Van Ness has continued to serve as the Company's Chairman of the Board and Chief Executive Officer. Mr. Van Ness and the Company are currently negotiating an extension of the 2000 Agreement at a reduced salary.

         The employment agreement provides that, in the event of a termination of employment by the Company for any reason other than "cause" or "disability" (as defined in the 2000 Agreement) or by Mr. Van Ness as a result of a material breach by the Company, then Mr. Van Ness will be entitled to receive for the remainder of the term all base salary due, all annual bonuses and all other benefits and prerequisites. In the event that Mr. Van Ness' employment terminates within 360 days of a "change in control" (as defined in the 2000 Agreement), Mr. Van Ness will be entitled to receive two times the sum of his then-current base salary and the highest annual bonus earned by him during his employment with the Company (subject to certain limitations under the Internal Revenue Code). Mr. Van Ness' employment agreement is subject to certain non-competition, non-solicitation and anti-raiding provisions.

         Effective as of May 1, 2000 Messrs. Brannan, Brooks and Reardon entered into five year employment agreements with the Company. Salaries for those individuals under the agreement in 2001 were, respectively, $300,000, $240,000 and $200,000.

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

Stock Option Plans

         The following table summarizes certain information relating to the grant of stock options to purchase Common Stock to each of the executives named in the Summary Compensation Table above.


                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)
                                             Individual Grants
------------------------------------------------------------------------------------------------------------------
                             Number of         % of Total
                            Securities        Options/SARs
                            Underlying         Granted to       Exercise or                        Grant Date
                           Options/SARs       Employees in      Base Price       Expiration          Present
         Name               Granted(#)         Fiscal Year        ($/sh)            Date           Value $(2)
------------------------ ------------------ ------------------ -------------- ----------------- ------------------
Albert W. Van Ness, Jr.       25,000             100%              $0.625         1/5/2011           14,792
William T. Brannan              --                --               --                --                --
Michael Brooks                  --                --               --                --                --
Russell Reardon                 --                --               --                --                --
Jeremy Weinstein                --                --               --                --                --

-------------
(1) The Company did not grant any stock appreciation rights in 2001.
(2) The present value of the options granted was determined using the Black-Scholes pricing model and based on the following assumptions: the risk free interest rate was 4.8%, the expected term of the option was 7 years, the volatility factor was 141% and the dividend yield was 0.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES(1)

                                                                                                      Value of
                                                                        Number of Securities         Unexercised
                                                                       Underlying Unexercised       In-The-Money
                                                                            Options/SARs            Options/SARs
                                 Shares                                    at FY-End (#)          at FY-End ($)(3)
                                Acquired               Value          -----------------------     ----------------
                              On Exercise             Realized              Exercisable/             Exerisable/
          Name                   (#)(2)                ($)(2)              Unexercisable            Unexercisable
          ----                   ------                ------              -------------            -------------
Albert W. Van Ness, Jr.            --                    --                  647,814/0                  - / -
William T. Brannan                 --                    --                196,166/65,000               - / -
Michael Brooks                     --                    --                139,461/64,000               - / -
Russell Reardon                    --                    --                115,000/62,500               - / -
Jeremy Weinstein                   --                    --                32,756/10,000                - / -

-------------

(1) No stock appreciation rights have been granted by the Company.
(2) No options were exercised in 2001.
(3) As of December 31, 2001, the fair market value of a share of Common Stock (presumed to equal the closing sale price as reported on the American Stock Exchange) was $0.35.

Compensation of Directors

         Directors who are employees of the Company do not receive additional compensation for serving as directors. Effective in 1997, each director who is not an employee of the Company received an annual retainer of $16,000 ($18,000 for any committee chairperson). The total directors fees earned by non-employee directors in 2001 was $100,000. Directors of the Company are reimbursed for out-of-pocket expenses incurred in their capacity as directors of the Company. Non-employee directors also receive stock options under the Company's 1995 Stock Option Plan. The Company granted quarterly options of 1,250 shares at fair market value to each of the non-employee directors.

Compensation Committee Interlocks and Insider Participation

         The Company's Compensation Committee is comprised currently of Ms. Marilu Marshall, Chair, Mr. Thomas E. Durkin III, Mr. Matthew J. Morahan, and Mr. John S. Wehrle. None of the Committee's members have been an officer or employee of the Company. At present, no executive officer of the Company and no member of its Compensation Committee is a director or compensation committee member of any other business entity which has an executive officer that sits on the Company's Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Based upon information available to the Company, the following stockholders beneficially owned more than 5% of the Common Stock as of April 9, 2002.

                 NAME AND ADDRESS                     NUMBER OF SHARES                   PERCENT OF
               OF BENEFICIAL OWNER                   BENEFICIALLY OWNED                    CLASS
       Albert W. Van Ness, Jr.                           808,974(1)                         9.7%
       80 Wesley Street
       South Hackensack, New Jersey 07606

       Thomas LoPresti                                   638,708(2)                         8.3%
       24-30 Skillman Avenue
       Long Island City, New York 11101

       William T. Beaury                                 638,708(2)                         8.3%
       3 Fairway Court
       Upper Bronxville, New York 11771

       Michael Brooks                                    398,416(3)                         5.1%
       80 Wesley Street
       South Hackensack, New Jersey 07606

--------------------
(1) Includes 672,814 shares of Common Stock issuable upon the exercise of options pursuant to the Employee Stock Compensation Program which are exercisable within 60 days of April 9, 2002.
(2) Includes 638,708 shares of Common Stock held by a company which is jointly owned by Mr. Beaury and Mr. LoPresti, each of whom may be deemed to be the beneficial owner of all of such shares.
(3) Includes 146,461 shares of Common Stock issuable upon the exercise of options pursuant to the Employee Stock Compensation Program which are exercisable within 60 days of April 9, 2002.

Security Ownership of Management

         The following table sets forth information as of April 9, 2002 with respect to beneficial ownership of the Common Stock by (i) each director, (ii) each executive named in the Summary Compensation Table (the "Named Executives") and (iii) all executive officers and directors as a group. Unless otherwise indicated, the address of each such person is c/o CD&L, Inc., 80 Wesley Street, South Hackensack, New Jersey 07606. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.


                                    Amount of Beneficial Ownership (1)
                                    ----------------------------------

                                                          Shares
                                                         Issuable
                                                       Upon Exercise
                                                         of Stock               Total             Percentage
          Name                     Shares             of Options (1)            Shares              Owned
          ----                     ------             --------------            ------              -----
Albert W. Van Ness, Jr.         136,160                    672,814            808,974                  9.7%
William T. Brannan              113,796                    203,666            317,462                  4.0
Michael Brooks                  251,955(2)                 146,461            398,416                  5.1
Thomas E. Durkin III               -                        15,000             15,000                  *
John F. Hanson                   59,000(3)                  23,750             82,750                  1.1
Marilu Marshall                    -                        23,750             23,750                  *
Matthew J. Morahan              222,008                     10,000            232,008                  3.0
John A. Simourian                  -                        15,000             15,000                  *
John S. Wehrle                     -                        22,500             22,500                  *
Russell Reardon                  74,238                    115,000            189,238                  2.4
Jeremy Weinstein                 61,488                     35,256             96,744                  1.3
All executive officers
   and directors as a
   group (13 persons)           918,645                  1,318,822          2,237,467                 24.9%

------------
*   Less than 1%
(1) Includes options granted pursuant to the Employee Stock Compensation Program and the Director Plan, which are exercisable within 60 days of April 9, 2002.
(2) Includes 3,500 shares held by Mr. Brooks' wife.
(3) Represents 59,000 shares held by Ledgewood Employees Retirement Plan of which Mr. Hanson is a beneficiary.

Item 13. Certain Relationship and Related Transactions

Mr. Brooks and members of his immediate family own various real estate partnerships which lease properties to Silver Star, a subsidiary of the Company for use as terminals in Miami, Florida, Atlanta and Valdosta, Georgia and Dayton, Ohio. In 2001, Silver Star paid approximately $137,000 in rent for these properties. As of January 1, 2002, the Company is obligated to pay rentals of approximately $58,000 for these properties, which the Company believes to be the fair market rental value of the properties.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

See Item 8. Financial Statements and Supplementary Data.

(a)(2) Financial Statement Schedules

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

                          CD&L, INC. AND SUBSIDIARIES:

Schedule II - Valuation and Qualifying Accounts -
              For the years ended December 31, 2001, 2000 and 1999         S-1

All other schedules called for by Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(a)(3) Exhibits

The Exhibits listed in (b) below are filed herewith.

(b) Exhibits

Exhibit Number                                                 Description
--------------------- -----------------------------------------------------------------------------------------------
3.1                   Second  Restated  Certificate  of  Incorporation  of CD&L,  Inc.  (filed as Exhibit 3.1 to the
                      Company's  Registration  Statement on Form S-1 (File No. 33-97008) and incorporated  herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
3.2                   Certificate of Amendment of Second Amended and Restated  Certificate of Incorporation of CD&L,
                      Inc.  (filed as Exhibit 3ci) to the  Company's  Form 10-Q for the quarter  ended June 30, 2000 and incorporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
3.3                   Amended and Restated  By-laws of CD&L, Inc.  amended through November 6, 1997 and incorporated herein by reference.
--------------------- -----------------------------------------------------------------------------------------------
4.1                   Form of certificate  evidencing  ownership of Common Stock of CD&L, Inc. (filed as Exhibit 4.1 to the  Company's  Registration  Statement on Form S-1 (File No.  33-97008)  and  incorporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------

--------------------- -----------------------------------------------------------------------------------------------
4.2                   Instruments  defining  the  rights of  holders  of the  Company's  long-term  debt (not  filed pursuant to  Regulation  S-K Item  601(b)(4)(iii);  to be  furnished  to the  Commission  upon request).
--------------------- -----------------------------------------------------------------------------------------------
4.3                   CD&L, Inc.  Shareholder  Protection  Rights  Agreement  (filed as Exhibit 4.1 to the Company's
                      Form 8-K dated December 27, 1999 and incorporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.1                  CD&L,  Inc.  Employee  Stock  Compensation  Program  (filed as Exhibit  10.1 to the  Company's
                      Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.2                  CD&L,  Inc. 1995 Stock Option Plan for Independent  Directors as amended and restated  through
                      March 31, 1999 (filed as Exhibit A to the  Company's  1999 Proxy  Statement  and  incorporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.3                  CD&L,  Inc. year 2000 Stock  Incentive  Plan (filed as Exhibit A to the  Company's  2000 Proxy
                      Statement and incporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.4                  Loan and Security Agreement, dated July 14, 1997 by and between First Union Commercial
                      Corporation and CD&L, Inc. and Subsidiaries (filed as Exhibit 10.1 to the Company's
                      Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and incorporated herein by reference)(hereinafter "First Union Credit Agreement").
--------------------- -----------------------------------------------------------------------------------------------
10.5                  Amendment dated March 30, 2001 to First Union Credit  Agreement  (filed as Exhibit 10.5 to the
                      Company's  Annual  Report on Form 10-K for the year ended  December 31, 2000 and  incorporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.6                  Amendment dated as of March 31, 2002 to First Union Credit Agreement.
--------------------- -----------------------------------------------------------------------------------------------
10.7                  Senior Subordinated Loan Agreement dated as of January 29, 1999 with Paribas Capital Funding,
                      LLC, Exeter Venture Lenders, L.P. and Exeter Capital Partners IV, L.P. (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K/A filed on July 23, 1999 and incorporated herein by reference)(hereinafter "Parabas Agreement").
--------------------- -----------------------------------------------------------------------------------------------
10.8                  Warrant  Agreement dated as of January 29, 1999 with Paribas Capital  Funding,  Exeter Venture
                      Lenders,  L.P. and Exeter  Capital  Partners IV, L.P.  (filed as Exhibit 99.4 to the Company's
                      Current Report on Form 8-K/A filed on July 23, 1999 and incorporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.9                  Amendment  dated March 30, 2001 to Paribas  Agreement  (filed as Exhibit 10.8 to the Company's
                      Annual  Report on Form 10-K for the year ended  December 31, 2000 and  incorporated  herein by reference).
--------------------- -----------------------------------------------------------------------------------------------

--------------------- -----------------------------------------------------------------------------------------------
10.10                 Amendment dated April 12, 2002 to Paribas Agreement.
--------------------- -----------------------------------------------------------------------------------------------
10.11                 Form of Employment  Agreement,  dated as of May 1, 2000,  with William T. Brannan  (Employment agreements  of Michael  Brooks and Russell J. Reardon are in the same  form)(filed  as Exhibit
                      10.9 to the  Company's  Annual  Report on From 10-K for the year ended  December  31, 2000 and incorporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.12                 Amendment  to Albert W. Van Ness,  Jr.  Employment  Agreement  dated  March 15, 2001 (filed as
                      Exhibit  10.18 to the  Company's  Annual  Report on Form 10-K for the year ended  December 31,
                      2000 and incorporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.13                 Employee Stock Purchase  Program (filed as Exhibit B to the Company's 2000 Proxy Statement and incorporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.14                 Asset Purchase  Agreement by and among Sureway  Worldwide LLC, Global Delivery  Systems,  LLC,
                      Sureway  Air Traffic  Corporation  and CD&L,  Inc.  (filed as Exhibit  10.16 to the  Company's
                      Annual  Report on Form 10-K for the year ended  December 31, 2000 and  incorporated  herein by reference) (hereinafter "Sureway Agreement").
--------------------- -----------------------------------------------------------------------------------------------
10.15                 $2,500,000 Subordinated Note in favor of CD&L, Inc. issued pursuant to Sureway Agreement by the purchaser, Sureway Worldwide, LLC (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.16                 Stock Purchase  Agreement dated June 14, 2001 by and among Executive  Express,  Inc.,  Charles
                      Walch,  National Express Company,  Inc. and CD&L, Inc. (filed as Exhibit 10.1 to the Company's
                      Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and  incorporated  herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.17                 Promissory  Note in the sum of  $1,650,000  of  Executive  Express,  Inc.  dated June 14, 2006
                      (filed as Exhibit 10.2 to the  Company's  Quarterly  Report on Form 10-Q for the quarter ended
                      June 30, 2001 and incorporated by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.18                 Amendment  Number 2 dated June 6, 2001 to the Employment  Agreement  dated June 5, 2000 by and between  the  Company  and Albert W. Van Ness,  Jr.  (filed as Exhibit  10.6 to the  Company's
                      Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and  incorporated  herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
11.1                  Statement Regarding Computation of Net (Loss) Income Per Share.
--------------------- -----------------------------------------------------------------------------------------------
21.1                  List of subsidiaries of CD&L, Inc.
--------------------- -----------------------------------------------------------------------------------------------
23.1                  Consent of Independent Public Accountants
--------------------- -----------------------------------------------------------------------------------------------

--------------------- -----------------------------------------------------------------------------------------------
25.1                  Power of Attorney
--------------------- -----------------------------------------------------------------------------------------------
99.1                  Letter from Registrant to the Securities and Exchange  Commission  relating to Arthur Andersen
                      LLP
--------------------- -----------------------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to its Annual Report on Form 10-K for the year ended December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              CD&L, INC.



                                              By: /s/ Russell J. Reardon
                                                  --------------------------
                                                  Russell J. Reardon
Dated:  April 30, 2002                            Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



             Signature                                     Title                                   Date
             ---------                                     -----                                   ----
/s/ Albert W. Van Ness, Jr.          Chairman  of the Board,  Chief  Executive  Officer        April 30, 2002
------------------------------       (Principal Executive Officer) and Director
Albert W. Van Ness, Jr.

        *                            President, Chief Operating Officer and Director           April 30, 2002
------------------------------
William T. Brannan

        *                            Vice   President,    Chief    Financial    Officer        April 30, 2002
------------------------------       (Principal Financial and Accounting Officer)
Russell J. Reardon

        *                            Group Operations President and  Director                  April 30, 2002
------------------------------
Michael Brooks

        *                            Director                                                  April 30, 2002
------------------------------
Thomas E. Durkin

        *                            Director                                                  April 30, 2002
------------------------------
Jon F. Hanson

        *                            Director                                                  April 30, 2002
------------------------------
Marilu Marshall



        *                            Director                                                  April 30, 2002
------------------------------
Matthew Morahan

        *                            Director                                                  April 30, 2002
------------------------------
John Simourian

        *                            Executive  Vice  President  and  Chief   Financial        April 30, 2002
------------------------------       Officer
John S. Wehrle


*By:  /s/ Albert W. Van Ness, Jr.
     ----------------------------
        Albert W. Van Ness, Jr.
        Attorney-in-Fact

                                   Schedule II

                           CD&L, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                            Write-offs                          -------------
                                         Balance            Charged       ---------------                          Balance
                                            at             to Costs           (Net of                               at End
                                        Beginning             And                                                     of
          Description                   of Period          Expenses          Recoveries)         Other (a)          Period
          -----------                   ---------          --------          -----------         ---------          ------
For the year ended
December 31, 2001 -
Allowance for doubtful
accounts                                $1,840              ($69)             ($720)             ($100)             $951
                                        ======              =====             ======             ======             ====

Allowance for doubtful
note receivable                         $2,500                 -                -                   -              $2,500
                                        ======                 =                =                   =              ======

For the year ended
December 31, 2000 -
Allowance for doubtful
accounts                                $1,195             $1,995            ($1,350)               -              $1,840
                                        ======             ======            ========               =              ======

Allowance for doubtful
note receivable                          $-                $2,500               -                   -              $2,500
                                         ==                ======               =                   =              ======

For the year ended
December 31, 1999 -
Allowance for doubtful
accounts                                $1,153              $522              ($480)                -              $1,195
                                        ======              ====              ======                =              ======


(a) Represents allowance for doubtful accounts of company disposed of.

The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                INDEX TO EXHIBITS

Exhibits                                                                                                 Page
10.6              Amendment dated as of March 31, 2002 to First Union Credit Agreement                     2

10.10             Amendment dated April 12, 2002 to Paribas Agreement                                     12

11.1              Statement Regarding Computation of Net (Loss) Income Per Share                          24

21.1              List of Subsidiaries of CD&L, Inc.                                                      25

23.1              Consent of Independent Public Accountants                                               26

25.1              Power of Attorney                                                                       27

99.1              Letter from Registrant to the Securities and Exchange Commission
                  relating to Arthur Andersen LLP                                                         28
