Form 10-Q
period 2002-03-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 2002-05-15
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from_______________to____________


Commission File Number:    0-26954


                                   CD&L, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                      22-3350958
          --------                                      ----------
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)



80 Wesley Street                                              07606
South Hackensack, New Jersey                               (Zip Code)
(Address of principal executive offices)

              (201) 487-7740
(Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No___

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of May 10, 2002 was 7,658,660.

                                   CD&L, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX


                                                                                               Page
                                                                                               ----
Part I - Financial Information (unaudited)

         Item 1 - Financial Statements

              CD&L, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of March 31, 2002 and
                           December 31, 2001                                                       3
                  Condensed Consolidated Statements of Operations for the Three
                           Months Ended March 31, 2002 and 2001                                    4
                  Condensed Consolidated Statements of Cash Flows for the Three
                           Months Ended March 31, 2002 and 2001                                    5
                  Notes to Condensed Consolidated Financial Statements                             6

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                               of Operations                                                       9

Part II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K                                                12

Signature                                                                                         13


                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)


                                                                            March 31,     December 31,
                                                                              2002           2001
                                                                            ---------      --------
                                                                           (Unaudited)     (Note 1)
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ............................................     $  1,344      $  1,165
  Accounts receivable, net .............................................       13,704        15,077
  Prepaid expenses and other current assets ............................        2,369         2,183
                                                                             --------      --------
    Total current assets ...............................................       17,417        18,425

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net ..............................        1,662         1,961
INTANGIBLE ASSETS, net .................................................       12,204        12,252
NOTE RECEIVABLE FROM STOCKHOLDER, net ..................................          300           300
OTHER ASSETS ...........................................................        2,588         2,543
                                                                             --------      --------
    Total assets .......................................................     $ 34,171      $ 35,481
                                                                             ========      ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings ................................................           $-            $-
  Current maturities of long-term debt .................................        1,977         2,362
  Accounts payable and accrued liabilities .............................       10,385        11,140
                                                                             --------      --------
    Total current liabilities ..........................................       12,362        13,502

LONG-TERM DEBT .........................................................       17,910        18,233
OTHER LONG-TERM LIABILITIES ............................................          278           131
                                                                             --------      --------
    Total liabilities ..................................................       30,550        31,866
                                                                             --------      --------

COMMITMENTS AND CONTINGENCIES ..........................................            -             -

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding ........................            -             -
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 7,688,027 issued at March 31, 2002 and December
   31, 2001  ...........................................................            8             8
 Additional paid-in capital ............................................       12,883        12,883
 Treasury stock, 29,367 shares at cost .................................         (162)         (162)
 Accumulated deficit ...................................................       (9,108)       (9,114)
                                                                             --------      --------
    Total stockholders' equity .........................................        3,621         3,615
                                                                             --------      --------
    Total liabilities and stockholders' equity .........................     $ 34,171      $ 35,481
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

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                           For the Three Months Ended
                                                                                     March 31,
                                                                           --------------------------
                                                                              2002           2001
                                                                           --------        ---------
Revenue ............................................................       $ 38,549        $ 40,037

Cost of revenue ....................................................         30,621          31,453
                                                                           --------        --------

  Gross profit .....................................................          7,928           8,584

Selling, general, and administrative expenses ......................          6,954           7,203
Depreciation and amortization ......................................            343             717
                                                                           --------        --------

  Operating income .................................................            631             664

Other expense (income):
  Interest expense .................................................            671             729
  Other income, net ................................................            (50)            (45)
                                                                           --------        --------

Income (loss) before provision (benefit) for income taxes ..........             10             (20)

Provision (benefit) for income taxes ...............................              4              (8)

                                                                           --------        --------
  Net income (loss) ................................................       $      6        ($    12)
                                                                           ========        ========

Net income (loss) per share:
  Basic ............................................................       $    .00        ($   .00)
                                                                           ========        ========
  Diluted ..........................................................       $    .00        ($   .00)
                                                                           ========        ========

Basic weighted average common shares outstanding ...................          7,659           7,659
                                                                           ========        ========

Diluted weighted average common shares outstanding .................          8,167           7,659
                                                                           ========        ========



     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                             -----------------------
                                                                                2002         2001
                                                                             ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ......................................................     $      6      ($    12)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
    Gain on disposal of equipment and leasehold improvements ...........          (21)          (35)
    Depreciation and amortization ......................................          343           717
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net .......................................        1,373         3,185
        Prepaid expenses and other current assets ......................         (186)         (222)
        Other assets ...................................................          (41)           17
      Increase (decrease) in -
        Accounts payable and accrued liabilities .......................         (755)       (1,039)
        Other long-term liabilities ....................................          147            (9)
                                                                             --------      --------
          Net cash provided by operating activities ....................          866         2,602
                                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements ...........           46           159
  Proceeds from sale of business .......................................            -        11,425
  Additions to equipment and leasehold improvements ....................          (25)         (107)
                                                                             --------      --------
          Net cash provided by investing activities ....................           21        11,477
                                                                             --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term repayments, net ...........................................            -       (11,169)
  Repayments of long-term debt .........................................         (708)         (315)
                                                                             --------      --------
          Net cash used in financing activities ........................         (708)      (11,484)
                                                                             --------      --------

CASH USED IN DISCONTINUED OPERATIONS ...................................            -          (309)
                                                                             --------      --------

          Net increase in cash and cash equivalents ....................          179         2,286

CASH AND CASH EQUIVALENTS, beginning of period .........................        1,165           319
                                                                             --------      --------

CASH AND CASH EQUIVALENTS, end of period ...............................     $  1,344      $  2,605
                                                                             ========      ========


    See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2001.

    Recently, the Company renegotiated certain covenants and terms of its revolving credit facility, senior subordinated notes and seller notes. This is further discussed in Notes 2 and 3. The Company's amended revolving credit facility with First Union Commercial Corporation ("First Union") expires on January 31, 2003. The Company has received a commitment letter from a financial institution for a senior secured credit facility that would replace the First Union facility. The Company is in the process of negotiating a definitive agreement for same. There can be no assurances that the Company will reach a definitive agreement with the new lender, nor that the Company will be able to meet its financial plan and projections, upon which the debt covenants of any new facility will be based.

(2) SHORT-TERM BORROWINGS:

    On March 31, 2002 CD&L and First Union modified an agreement entered into in July 1997, establishing a revolving credit facility (the "First Union Agreement"). The amendment extended the agreement until January 31, 2003, increased the standby letter of credit fee and reset the financial ratios and covenants that the Company must achieve throughout the term of the First Union Agreement. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment and leasehold improvements and general intangibles of the Company and its subsidiaries. During the three months ended March 31, 2002, the maximum borrowings outstanding under the First Union Agreement were approximately $168,000 and the outstanding borrowings as of March 31, 2002 were $0. As of March 31, 2002, the Company had borrowing ability of $980,000 under the First Union Agreement, after adjusting for restrictions related to outstanding Standby Letters of Credit of $6,470,230 and minimum availability requirements. Under the terms of the First Union Agreement, the Company is required to maintain certain financial ratios and comply with other financial conditions. At March 31, 2002 the Company was in compliance with all loan covenants of the First Union Agreement, as amended.

    The Company has received a commitment letter from a financial institution for a senior secured credit facility that would replace the First Union facility. The Company is in the process of negotiating a definitive agreement for same. There can be no assurances that the Company will reach a definitive agreement with the new lender, nor that the Company will be able to meet its financial plan and projections, upon which the debt covenants of any new facility will be based.

(3) LONG-TERM DEBT:

    On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12% per annum and are subordinate to all senior debt including the Company's credit facility with First Union. Under the terms of the Senior Notes, as amended, the Company is required to maintain certain financial ratios and comply with other financial conditions for which the Company was in compliance as of March 31, 2002. The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants as a credit to additional paid-in-capital and a debt discount on the Senior Notes.

    Effective as of April 12, 2002, CD&L and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999. The Senior Note Agreement, as amended, increases the interest rate on the notes to 15% beginning April 1, 2002. The interest rate is reduced to 12% retroactively to April 1, 2002 contingent upon the Company meeting certain debt restructuring goals. Payments totaling $750,000 are required to be repaid in 2002. Furthermore, as noted above, in order for the Company to achieve a retroactive interest rate reduction, it will be required to restructure its senior secured debt. This would require the Company to pay an additional $1,750,000 in 2002 to the Senior Note holders and an additional $750,000 in each of 2003, 2004 and 2005 in order to meet the restructuring goals. As the Company has not yet achieved the debt restructuring discussed in Note 2, the accompanying financial statements reflect the principal payment requirements under the current agreement.

(4) INTANGIBLE ASSETS:

    Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), substantially all of the Company's intangible assets will no longer be amortized and the Company is required to perform an annual impairment test for goodwill and intangible assets. SFAS 142 requires the Company to compare the fair value of the business unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the business unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the business unit is less than the carrying value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for goodwill and intangible assets are determined based on discounted cash flows and appraised values. Pursuant to SFAS 142, intangible assets must be periodically tested for impairment and the new standard provides six months to complete the impairment review. The Company will complete such review during the quarter ended June 30, 2002. Adoption of SFAS 142 increased earnings by approximately $177,000 for the three months ended March 31, 2002.

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

    At March 31, 2002 and December 31, 2001 the Company had a receivable due from Mr. Brana totaling $2,800,000. As of December 31, 2000, considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the promissory note, the Company recorded a $2,500,000 reserve against the receivable. Recently, Mr. Brana has disputed his obligation to satisfy the amounts when they are due.

(6) LITIGATION:

    The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $575,000 as of March 31, 2002 and December 31, 2001. Management believes that none of these actions will have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

    The following common stock equivalents were excluded from the computation of diluted earnings per share because the exercise or conversion price was greater than the average market price of common shares:

                                                    Three Months Ended
                                                         March 31,
                                              -----------------------------
         (000s)                                  2002               2001
                                              ----------         ----------
         Stock options                          1,940              2,218
         Subordinated
                 convertible debentures             -                 16
         Seller financed
                convertible notes                 508                593

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

    Disclosure Regarding Forward-Looking Statements

    The Company is provided a "safe harbor" for forward-looking statements contained in this report by the Private Securities Litigation Reform Act of 1995. The Company may discuss forward-looking information in this report such as its expectations for future business development, cost reduction programs, revenue growth and fuel, insurance and labor cost controls, as well as its liquidity and capital needs and its future prospects. These forward-looking statements involve certain risks and uncertainties that may cause the actual events or results to differ materially from those indicated by such forward-looking statements. Potential risks and uncertainties include, without limitation, the risk that the Company will be unable to continue growing revenue internally, or that the Company will be unable to price its services so as to increase its profit margins, or that the Company's cost reduction programs will fail to prevent further erosion of its profit margins, or that the Company will be unable to reduce its fuel, insurance and labor costs, or that the Company will be unable to achieve the other cost savings or additional profits for forward quarters contemplated by the Company's business management strategy, or that the Company will be unable to continue to meet its financial covenants under existing credit lines or otherwise have adequate cash flow from operations or credit facilities to support its operations and revenue growth, or that the slowing economy will reduce demand for the Company's services or other risks specified in the Company's 2001 Report on Form 10-K and other SEC filings.

    RESULTS OF OPERATIONS

    Income and Expense as a Percentage of Revenue

                                                 For the Three Months Ended
                                                          March 31,
                                               --------------------------------
                                                    2002              2001
                                               ---------------    -------------

         Revenue                                    100.0%             100.0%

         Gross profit                                20.5%              21.5%

         Selling, general, and
            administrative expenses                  18.0%              18.0%
         Depreciation and amortization                0.9%               1.8%

         Operating income                             1.6%               1.7%

         Interest expense                             1.7%               1.8%

         Net income (loss)                            0.0%              (0.0%)

    Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

    Revenue for the three months ended March 31, 2002 decreased by $1.5 million, or 3.7%, to $38.5 million from $40.0 million for the three months ended March 31, 2001. The decrease included approximately $2.5 million in revenue lost due to the sale of the Company's Mid-West Region operations on June 14, 2001. After adjusting for the sale, revenue increased by approximately $1.0 million due to the start-up of several distribution contracts during 2001.

    Cost of revenue decreased by $0.9 million, or 2.6%, to $30.6 million for the three months ended March 31, 2002 from $31.5 million for the three months ended March 31, 2001. Cost of revenue for the three months ended March 31, 2002 represents 79.5% of revenues as compared to 78.5% for the same period in 2001. The decrease in cost of revenue included approximately $2.0 million in cost of revenue eliminated due to the sale of the Company's Mid-West Region operations on June 14, 2001. After adjusting for the sale, cost of revenue increased by approximately $1.1 million due primarily to an increase in labor costs as compared to the same period in 2001. The increased labor costs in the Company's New York City operations, as a percentage of revenue, were partially attributable to the economic decline that occurred in New York City as a result of the September 11, 2001 events.

    Selling, general and administrative expenses ("SG&A") decreased by $0.2 million, or 3.5%, to $7.0 million for the three months ended March 31, 2002 from $7.2 million for the same period in 2001. Stated as a percentage of revenue, SG&A was flat at 18.0% for the three months ended March 31, 2002 and 2001. SG&A in 2001 included approximately $0.4 million in SG&A eliminated due to the sale of the Company's Mid-West Region operations on June 14, 2001. After adjusting for the sale, SG&A increased by approximately $0.2 million due primarily to increased insurance costs, partially offset by reductions in professional and consulting fees.

    Depreciation and amortization decreased by $0.4 million, or 52.2%, to $0.3 million for the three months ended March 31, 2002 from $0.7 million for the same period in 2001. Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), substantially all of the Company's intangible assets will no longer be amortized and the Company is required to perform an annual impairment test for goodwill and intangible assets. SFAS 142 requires the Company to compare the fair value of the business unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the business unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the business unit is less than the carrying value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for goodwill and intangible assets are determined based on discounted cash flows and appraised values. Pursuant to SFAS 142, intangible assets must be periodically tested for impairment and the new standard provides six months to complete the impairment review. The Company will complete such review during the quarter ended June 30, 2002. Adoption of SFAS 142 increased earnings by approximately $177,000 for the three months ended March 31, 2002.

    As a result of the factors discussed above, operating income decreased slightly for the three months ended March 31, 2002 as compared to the same period in 2001.

    Net income (loss) improved slightly for the three months ended March 31, 2002 as compared to the same period in 2001. This was primarily due to the factors discussed above and similar interest expense and other income for the three months ended March 31, 2002 as compared to the same period in 2001.

    Liquidity and Capital Resources

    The Company's working capital increased by $132,000 from $4,923,000 as of December 31, 2001 to $5,055,000 as of March 31, 2002. The increase is a result of cash generated from operations partially offset by payments of long-term debt. Cash and cash equivalents increased $179,000 to $1,344,000 as of March 31, 2002. Cash of $866,000 was provided from operations and $21,000 was provided by investing activities, while $708,000 was used by net financing activities to pay down debt. Capital expenditures amounted to $25,000 and $107,000 for the three months ended March 31, 2002 and 2001, respectively. These expenditures primarily upgraded and expanded computer system capability and expanded and improved Company facilities in the ordinary course of business.

    During the three months ended March 31, 2002, the maximum borrowings outstanding under the Company's revolving credit facility were approximately $168,000 and the outstanding borrowings as of March 31, 2002 were $0. The Company also had $13,500,000 in principal outstanding under its Senior Notes ($12,807,000 net of unamortized discount). The Company also had $498,000 of capital lease obligations and various equipment notes, $102,000 of debt related to litigation settlements and $6,480,000 of seller financed debt. As of March 31, 2002, the Company had borrowing ability of $980,000 under the revolving credit facility, after adjusting for restrictions related to outstanding Standby Letters of Credit of $6,470,230 and minimum availability requirements.

    Management believes that cash flows from operations and its borrowing capacity (see Notes 2 and 3 of the accompanying financial statements) are sufficient to support the Company's operations and general business and capital liquidity requirements for the foreseeable future.

    Inflation

    While inflation has not had a material impact on the Company's results of operations for the periods presented herein, fluctuations in fuel prices and labor costs can and do affect the Company's operating costs.

    Quantitative and Qualitative Disclosures About Market Risk

    CD&L is exposed to the effect of changing interest rates. At March 31, 2002, the Company's debt consisted of approximately $19,887,000 of fixed rate debt with a weighted average interest rate of 11.5% and $0 of variable rate debt with a weighted average interest rate of 5.0%. The amount of variable rate debt fluctuates during the year based upon CD&L's cash requirements. If interest rates on variable rate debt were to increase by 50 basis points (one-tenth of the rate at March 31, 2002), the Company's results of operations and cash flows for the three month period ended March 31, 2002 would not be impacted as there were minimal amounts of variable rate debt outstanding during the period.

                           Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibit

                     No exhibits will be filed with this Form 10-Q.

         (b)  Reports on Form 8-K
                     No reports on Form 8-K were filed in the first quarter of 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 15, 2002                          CD&L, INC.




                                             By: \s\ Russell J. Reardon
                                                 ------------------------------
                                                 Russell J. Reardon
                                                 Vice President and
                                                 Chief Financial Officer