Form 10-Q
period 2002-06-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 2002-08-14
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q


(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
               For the quarterly period ended June 30, 2002 or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of August 9, 2002 was 7,658,660.

                                   CD&L, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                              Page

Part I - Financial Information

         Item 1 - Financial Statements

              CD&L, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited)
                           and December 31, 2001                                                 3
                  Condensed Consolidated Statements of Operations for the Three and Six
                           Months Ended June 30, 2002 and 2001 (unaudited)                       4
                  Condensed Consolidated Statements of Cash Flows for the Six
                           Months Ended June 30, 2002 and 2001 (unaudited)                       5
                  Notes to Condensed Consolidated Financial Statements                           6

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                               of Operations                                                    10

Part II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K                                              15

Signature                                                                                       16

                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                      June 30,        December 31,
                                                                        2002               2001
                                                                  ---------------    --------------
                                                                     (Unaudited)         (Note 1)

                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $2,560            $1,165
  Accounts receivable, net                                                 14,334            15,077
  Prepaid expenses and other current assets                                 2,339             2,183
                                                                  ---------------    --------------
    Total current assets                                                   19,233            18,425

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                   1,655             1,961
INTANGIBLE ASSETS, net                                                     12,306            12,252
NOTE RECEIVABLE FROM STOCKHOLDER, net                                         300               300
OTHER ASSETS                                                                2,484             2,543
                                                                  ---------------    --------------
    Total assets                                                          $35,978           $35,481
                                                                  ===============    ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                        $-                $-
  Current maturities of long-term debt                                      3,124             2,362
  Accounts payable, accrued liabilities and bank overdrafts
                                                                           12,436            11,140
                                                                  ---------------    --------------
    Total current liabilities                                              15,560            13,502

LONG-TERM DEBT                                                             16,080            18,233
OTHER LONG-TERM LIABILITIES                                                   277               131
                                                                  ---------------   ---------------
    Total liabilities                                                      31,917            31,866
                                                                  ---------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                                 -                 -
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 7,688,027 shares issued at June 30, 2002 and
   December 31, 2001                                                            8                 8
 Additional paid-in capital                                                12,883            12,883
 Treasury stock, 29,367 shares at cost                                       (162)             (162)
 Accumulated deficit                                                       (8,668)           (9,114)
                                                                  ---------------    --------------
    Total stockholders' equity                                              4,061             3,615
                                                                  ---------------    --------------
    Total liabilities and stockholders' equity                            $35,978           $35,481
                                                                  ===============    ==============

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    For the Three Months Ended               For the Six Months
                                                             June 30,                               Ended
                                                                                                  June 30,
                                                  --------------------------------     -------------------------------
                                                       2002              2001             2002              2001
                                                  ---------------    -------------     ------------    ---------------

     Revenue                                         $38,885            $39,797           $77,434         $79,834

     Cost of revenue                                  30,653             31,236            61,274          62,689
                                                  ---------------    -------------     ------------    ---------------

       Gross profit                                    8,232              8,561            16,160          17,145

     Selling, general and
        administrative expenses                        6,395              6,771            13,349          13,974
     Depreciation and amortization                       345                671               688           1,388
                                                  ---------------    -------------     ------------    ---------------

       Operating income                                1,492              1,119             2,123           1,783

     Other expense (income):
       Interest expense                                  660                741             1,331           1,470
       Other expense, net                                 99              2,285                49           2,240
                                                  ---------------    -------------     ------------    ---------------

     Income (loss) before provision for income
       taxes                                             733             (1,907)              743          (1,927)

     Provision for income taxes                          293                151               297             143

                                                  ---------------    -------------     ------------    ---------------
     Net income (loss)                                  $440            $(2,058)             $446         $(2,070)
                                                  ===============    =============     ============    ===============

     Net income (loss) per share:
       Basic                                            $.06              $(.27)             $.06           $(.27)
       Diluted                                           .05               (.27)              .05            (.27)

     Basic weighted average common
        shares outstanding                             7,659              7,659             7,659           7,659
                                                  ===============    =============     ============    ===============
     Diluted weighted average common
        shares outstanding                             8,169              7,659             8,168           7,659
                                                  ===============    =============     ============    ===============


     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       For the Six Months
                                                                                           Ended June 30,
                                                                                ---------------------------------
                                                                                     2002               2001
                                                                                --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $446             $(2,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
    Gain on disposal of equipment and leasehold improvements                          (35)                (33)
    Loss on sale of subsidiary                                                          -               2,283
    Depreciation and amortization                                                     688               1,388
    Changes in operating assets and liabilities:
      (Increase) decrease in -
        Accounts receivable, net                                                      743               1,788
        Prepaid expenses and other current assets                                    (156)               (264)
        Other assets                                                                   66                   3
      Increase (decrease) in -
        Accounts payable, accrued liabilities and bank overdrafts                   1,296              (1,007)
        Other long-term liabilities                                                   146                  (4)
                                                                                --------------      -------------
          Net cash provided by operating activities                                 3,194               2,084
                                                                                --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                           82                 187
  Proceeds from sale of businesses, net                                                 -              12,306
  Additions to equipment and leasehold improvements                                  (340)               (151)
                                                                                --------------      -------------
          Net cash (used in) provided by investing activities                        (258)             12,342
                                                                                --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term (repayments) borrowings, net                                               -             (11,169)
  Repayments of long-term debt                                                     (1,391)             (1,859)
  Deferred financing costs                                                           (150)                  -
                                                                                --------------      -------------
          Net cash used in financing activities                                    (1,541)            (13,028)
                                                                                --------------      -------------

  CASH USED IN DISCONTINUED OPERATIONS                                                  -              (1,425)
                                                                                --------------      -------------
          Net increase (decrease) in cash and cash equivalents                      1,395                 (27)

CASH AND CASH EQUIVALENTS, beginning of period                                      1,165                 319
                                                                                --------------      -------------

CASH AND CASH EQUIVALENTS, end of period                                           $2,560                $292
                                                                                ==============      ==============

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2001.

(2)      SHORT-TERM BORROWINGS:

         As of June 27, 2002 CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment and leasehold improvements and general intangibles of the Company and its subsidiaries. During the three months ended June 30, 2002, there were no borrowings under the First Union Commercial Corporation revolving credit facility and the outstanding borrowings as of June 30, 2002 were $0. As of June 30, 2002, the Company had borrowing availability of $2,239,000 under the Fleet Facility, after adjusting for restrictions related to outstanding Standby Letters of Credit of $7,000,000 and minimum availability requirements. Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. At June 30, 2002 the Company was in compliance with all loan covenants of the Fleet Facility.

 (3)     LONG-TERM DEBT:

         On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company is required to maintain certain financial ratios and comply with other financial conditions for which the Company was in compliance as of June 30, 2002. The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $1,265,000 as a credit to additional paid-in-capital and a debt discount on the Senior Notes.

         Effective as of June 28, 2002, CD&L and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999. The Senior Note Agreement, as amended, provides for interest on the notes to be incurred prospectively at 12% and an immediate repayment of $1,250,000 in principal. The June 28, 2002 amendment also requires scheduled repayments of $250,000 at the end of each calendar quarter beginning in the first quarter of 2003 and ending in the fourth quarter of 2005. Such payments increase to $312,500 if CD&L meets certain availability benchmarks under the Fleet Facility, as defined. The interest rate on the $3,000,000 of the notes scheduled to be repaid would be reduced to 10% on a prospective basis if CD&L makes a voluntary principal repayment of $750,000 at any time prior to maturity. The accompanying financial statements include the $1,250,000 payment in current maturities of long-term debt as this payment was made on July 2, 2002.

 (4)     INTANGIBLE ASSETS:

         On June 30, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued. SFAS 142 eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives. The statement requires that by June 30, 2002, a company must establish its fair value benchmarks in order to test for impairment. The Company adopted SFAS 142 effective January 1, 2002. Such adoption did not result in an impairment of goodwill, based on a fair value based test; however, changes in the facts and circumstances relating to the Company's goodwill and other intangible assets could result in an impairment of intangible assets in the future. Adoption of SFAS 142 increased pretax earnings by approximately $353,000 for the six months ended June 30, 2002 due to the cessation of goodwill amortization.

(5)      NOTE RECEIVABLE FROM STOCKHOLDER:

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana, an employee of the Company, and certain other parties in the United States District Court for the Southern District of New York. Under the terms of its acquisition of Securities, the Company had certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in such amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has agreed to repay the Company on December 1, 2002, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. Mr. Brana delivered 357,301 shares of CD&L common stock to the Company. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made by Securities on October 16, 2000, $325,000 plus interest at a rate of 10.5% per annum was paid in monthly installments ending July 1, 2001 and $325,000 plus interest at a rate of 12.0% per annum is due in monthly installments ending July 1, 2002. All such amounts were paid when due.

         At June 30, 2002 and December 31, 2001 the Company had a receivable due from Mr. Brana totaling $2,800,000. As of December 31, 2000, considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the promissory note, the Company recorded a $2,500,000 reserve against the receivable. Mr. Brana has disputed his obligation to satisfy the amounts when they are due.

(6)      LITIGATION:

         The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $575,000 as of June 30, 2002 and December 31, 2001. Management believes that none of these actions will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(7)      INCOME (LOSS) PER SHARE:

         Basic income (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. Because of the Company's net loss for the three and six months ended June 30, 2001, equivalent shares represented by 12,429 Stock Options and 505,668 Warrants would be anti-dilutive and therefore are not included in the loss per share calculations for the three and six months ended June 30, 2001.

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:


                                                      Three Months Ended                   Six Months Ended
                                                            June 30,                           June 30,
                                                 --------------------------------    --------------------------------
         (000s)                                       2002              2001              2002             2001
                                                 ---------------    -------------     -------------    --------------

         Basic weighted average
          common shares outstanding                     7,659              7,659             7,659            7,659
         Effect of dilutive securities:
             Stock options                                  5                  -                 4                -
             Warrants                                     505                  -               505                -
                                                 ---------------    -------------     -------------    --------------
         Diluted weighted average
           common shares
           outstanding                                  8,169              7,659             8,168            7,659
                                                 ===============    =============     =============    ==============

         The following common stock equivalents were excluded from the computation of diluted earnings per share because the exercise or conversion price was greater than the average market price of common shares:

                                                      Three Months Ended                    Six Months Ended
                                                            June 30,                           June 30,
                                                  --------------------------------    --------------------------------
         (000s)                                       2002              2001              2002             2001
                                                 ---------------    -------------     -------------    --------------

         Stock options                                  1,908             1,616              1,907            1,583
         Subordinated
                 convertible debentures                     -                16                  -               16
         Seller financed
                convertible notes                         491               593                491              593

(8)      NEW ACCOUNTING PRONOUNCEMENTS:

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. SFAS 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this new principle did not have a material impact on the Company's financial condition or results of operations.

         In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The Company has chosen to adopt the provisions of SFAS 145 beginning with the current quarter ended June 30, 2002.

         In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of SFAS 146 is required with the beginning of fiscal year 2003. The Company has not yet completed the evaluation of the impact of adopting SFAS 146.

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

         Critical Accounting Policies

         The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to accounts and notes receivable, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

         Allowance for Doubtful Accounts
                  The Company maintains allowances for doubtful accounts and notes receivable for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.

         Insurance Reserves
                  The Company maintains certain insurance risk through insurance policies with a $250,000 deductible for workmens' compensation and automobile liability ($350,000 beginning July 1, 2002) and a $150,000 deductible for employee health medical costs ($125,000 prior to March 1, 2002). The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occured in the normal course of business. These reserves are established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, with consideration of incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts.

         Income Taxes
                  The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations.

         Results of Operations

         Income and Expense as a Percentage of Revenue

                                                      For the Three Months                 For the Six Months
                                                               Ended                              Ended
                                                              June 30,                           June 30,
                                                  --------------------------------     -----------------------------
                                                       2002              2001             2002             2001
                                                  ---------------    -------------     ------------    -------------

         Revenue                                       100.0%            100.0%            100.0%           100.0%

         Gross profit                                   21.2%             21.5%             20.8%            21.5%

         Selling, general and
            administrative expenses                     16.5%             17.0%             17.2%            17.6%
         Depreciation and amortization                   0.9%              1.7%              0.9%             1.7%

         Operating income                                3.8%              2.8%              2.7%             2.2%

         Interest expense                                1.7%              1.9%              1.7%             1.8%

         Other expense, net                              0.3%              5.7%              0.1%             2.8%

         Net income (loss)                               1.1%             (5.2)%             0.6%            (2.6)%

         Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

         Revenue for the six months ended June 30, 2002 decreased by $2.4 million, or 3.0%, to $77.4 million from $79.8 million for the six months ended June 30, 2001. The decrease included approximately $4.6 million in revenue lost due to the sale of the Company's Mid-West Region operations on June 14, 2001. After adjusting for the sale, revenue increased by approximately $2.2 million due to the start-up of several new distribution contracts.

         Cost of revenue decreased by $1.4 million, or 2.2%, to $61.3 million for the six months ended June 30, 2002 from $62.7 million for the six months ended June 30, 2001. Cost of revenue for the six months ended June 30, 2002 represents 79.2% of revenues as compared to 78.5% for the same period in 2001. The decrease in cost of revenue included approximately $3.6 million in cost of revenue eliminated due to the sale of the Company's Mid-West Region operations on June 14, 2001. After adjusting for the sale, cost of revenue increased by approximately $2.2 million due primarily to an increase in labor costs as compared to the same period in 2001. The increased labor costs in the Company's New York City operations, as a percentage of revenue, were partially attributable to the economic decline that occurred in New York City as a result of the September 11, 2001 events.

         Selling, general and administrative expenses ("SG&A") decreased by $0.7 million, or 5.0%, to $13.3 million for the six months ended June 30, 2002 from $14.0 million for the same period in 2001. Stated as a percentage of revenue, SG&A decreased to 17.2% for the six months ended June 30, 2002 as compared to 17.6% for the same period in 2001. SG&A in 2001 included approximately $0.6 million in SG&A eliminated due to the sale of the Company's Mid-West Region operations on June 14, 2001. After adjusting for the sale, SG&A decreased by approximately $0.1 million due primarily to insurance recoveries and reductions in professional and consulting fees, partially offset by increased insurance costs.

         Depreciation and amortization decreased by $0.7 million, or 50.0%, to $0.7 million for the six months ended June 30, 2002 from $1.4 million for the same period in 2001. On June 30, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued. SFAS 142 eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives. The statement requires that by June 30, 2002, a company must establish its fair value benchmarks in order to test for impairment. The Company adopted SFAS 142 effective January 1, 2002. Such adoption did not result in an impairment of goodwill, based on a fair value based test; however, changes in the facts and circumstances relating to the Company's goodwill and other intangible assets could result in an impairment of intangible assets in the future. Adoption of SFAS 142 increased pretax earnings by approximately $353,000 for the six months ended June 30, 2002 due to the cessation of goodwill amortization.

         As a result of the factors discussed above, operating income increased by $0.3 million for the six months ended June 30, 2002 as compared to the same period in 2001.

         Other expense, net decreased by $2.2 million, to $0.05 million, primarily as a result of the loss recorded on the sale of the Company's Mid-West Region business in 2001. On June 14, 2001, the Company consummated a transaction providing for the sale of all the outstanding stock in National Express, Inc. As a result of the transaction, the Company recorded a $2.3 million loss on the sale. During the same period in 2002, the Company recorded approximately $0.1 million of costs associated with early extinguishment of its borrowing facility with First Union Commercial Corporation. This was offset by gains recorded on the disposition of certain equipment.

         Net income (loss) improved by $2.5 million to net income of $0.4 million for the six months ended June 30, 2002 as compared to a loss of ($2.1) million for the same period in 2001. This was primarily due to the factors discussed above.

         Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

         Revenue for the three months ended June 30, 2002 decreased by $0.9 million, or 2.3%, to $38.9 million from $39.8 million for the three months ended June 30, 2001. The decrease included approximately $2.1 million in revenue lost due to the sale of the Company's Mid-West Region operations on June 14, 2001. After adjusting for the sale, revenue increased by approximately $1.2 million due to the start-up of several new distribution contracts.

         Cost of revenue decreased by $0.5 million, or 1.6%, to $30.7 million for the three months ended June 30, 2002 from $31.2 million for the three months ended June 30, 2001. Cost of revenue for the three months ended June 30, 2002 represents 78.8% of revenues as compared to 78.5% for the same period in 2001. The decrease in cost of revenue included approximately $1.6 million in cost of revenue eliminated due to the sale of the Company's Mid-West Region operations on June 14, 2001. After adjusting for the sale, cost of revenue increased by approximately $1.1 million due primarily to an increase in labor costs as compared to the same period in 2001. The increased labor costs in the Company's New York City operations, as a percentage of revenue, were partially attributable to the economic decline that occurred in New York City as a result of the September 11, 2001 events.

         SG&A decreased by $0.4 million, or 5.9%, to $6.4 million for the three months ended June 30, 2002 from $6.8 million for the same period in 2001. Stated as a percentage of revenue, SG&A decreased to 16.5% for the three months ended June 30, 2002 as compared to 17.0% for the same period in 2001. SG&A in 2001 included approximately $0.2 million in SG&A eliminated due to the sale of the Company's Mid-West Region operations on June 14, 2001. After adjusting for the sale, SG&A decreased by approximately $0.2 million due primarily to insurance recoveries, partially offset by increased insurance costs.

         Depreciation and amortization decreased by $0.4 million, or 57.1%, to $0.3 million for the three months ended June 30, 2002 from $0.7 million for the same period in 2001. On June 30, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued. SFAS 142 eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives. The statement requires that by June 30, 2002, a company must establish its fair value benchmarks in order to test for impairment. The Company adopted SFAS 142 effective January 1, 2002. Such adoption did not result in an impairment of goodwill, based on a fair value based test; however, changes in the facts and circumstances relating to the Company's goodwill and other intangible assets could result in an impairment of intangible assets in the future. Adoption of SFAS 142 increased pretax earnings by approximately $176,000 for the three months ended June 30, 2002 due to the cessation of goodwill amortization.

         As a result of the factors discussed above, operating income increased by $0.4 million for the three months ended June 30, 2002 as compared to the same period in 2001.

         Other expense, net decreased by $2.2 million, to $0.1 million, primarily as a result of the loss recorded on the sale of the Company's Mid-West Region business in 2001. On June 14, 2001, the Company consummated a transaction providing for the sale of all the outstanding stock in National Express, Inc. As a result of the transaction, the Company recorded a $2.3 million loss on the sale. During the same period in 2002, the Company recorded approximately $0.1 million of costs associated with early extinguishment of its borrowing facility with First Union Commercial Corporation. This was offset by gains recorded on the disposition of certain equipment.

         Net income (loss) improved by $2.5 million to net income of $0.4 million for the three months ended June 30, 2002 as compared to a loss of ($2.1) million for the same period in 2001. This was primarily due to the factors discussed above.

         Liquidity and Capital Resources

         The Company's working capital decreased by $1,250,000 from $4,923,000 as of December 31, 2001 to $3,673,000 as of June 30, 2002. The decrease is a result of increased current maturities of long-term debt under amended credit agreements, partially offset by cash generated by operations. Cash and cash equivalents increased $1,395,000 to $2,560,000 as of June 30, 2002. Cash of $3,194,000 was provided from operations, while $258,000 was used by net investing activities and $1,541,000 was used by net financing activities to pay down debt. Capital expenditures amounted to $340,000 and $151,000 for the six months ended June 30, 2002 and 2001, respectively.

         As of June 27, 2002 CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment and leasehold improvements and general intangibles of the Company and its subsidiaries. During the three months ended June 30, 2002, there were no borrowings under the First Union Commercial Corporation revolving credit facility and the outstanding borrowings as of June 30, 2002 were $0. As of June 30, 2002, the Company had borrowing availability of $2,239,000 under the Fleet Facility, after adjusting for restrictions related to outstanding Standby Letters of Credit of $7,000,000 and minimum availability requirements. Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. At June 30, 2002 the Company was in compliance with all loan covenants of the Fleet Facility.

         On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company is required to maintain certain financial ratios and comply with other financial conditions for which the Company was in compliance as of June 30, 2002. The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $1,265,000 as a credit to additional paid-in-capital and a debt discount on the Senior Notes.

         Effective as of June 28, 2002, CD&L and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999. The Senior Note Agreement, as amended, provides for interest on the notes to be incurred prospectively at 12% and an immediate repayment of $1,250,000 in principal. The June 28, 2002 amendment also requires scheduled repayments of $250,000 at the end of each calendar quarter beginning in the first quarter of 2003 and ending in the fourth quarter of 2005. Such payments increase to $312,500 if CD&L meets certain availability benchmarks under the Fleet Facility, as defined. The interest rate on the $3,000,000 of the notes scheduled to be repaid would be reduced to 10% on a prospective basis if CD&L makes a voluntary principal repayment of $750,000 at any time prior to maturity. The accompanying financial statements include the $1,250,000 payment in current maturities of long-term debt as this payment was made on July 2, 2002.

         During the three months ended June 30, 2002, the maximum borrowings outstanding under the Company's revolving credit facility were $0 and the outstanding borrowings as of June 30, 2002 were $0. The Company also had $13,250,000 in principal outstanding under its Senior Notes ($12,602,000 net of unamortized discount). The Company also had $428,000 of capital lease obligations and various equipment notes, $12,000 of debt related to litigation settlements and $6,162,000 of seller financed debt. As of June 30, 2002, the Company had borrowing ability of $2,239,000 under the revolving credit facility, after adjusting for restrictions related to outstanding Standby Letters of Credit of $7,000,000 and minimum availability requirements.

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

         Quantitative and Qualitative Disclosures About Market Risk

         CD&L is exposed to the effect of changing interest rates. At June 30, 2002, the Company's debt consisted of approximately $19,204,000 of fixed rate debt with a weighted average interest rate of 11.5% and $0 of variable rate debt with a weighted average interest rate of 5.0%. The amount of variable rate debt fluctuates during the year based upon CD&L's cash requirements. If interest rates on variable rate debt were to increase by 50 basis points (one-tenth of the rate at June 30, 2002), the Company's results of operations and cash flows for the six month period ended June 30, 2002 would not be impacted as there were minimal amounts of variable rate debt outstanding during the period.

                           Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Loan and Security Agreement dated June 27, 2002 by and among CD&L, Inc. (and subsidiaries) and Summit Business Capital Corp., doing business as Fleet Capital - Business Finance Division (for electronic submission only)

                  10.2 Eighth Amendment and Consent dated June 28, 2002 to the Senior Subordinated Loan Agreement dated January 29, 1999 (for electronic submission only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the second quarter of 2002. The following current reports on Form 8-K were filed during the third quarter of 2002.

                  (i) Report on Form 8-K filed on August 9, 2002 concerning the Company's dismissal of Arthur Andersen LLP and engagement of Deloitte & Touche LLP as the Company's independent public accountants.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated: August 14, 2002                       CD&L, INC.




                                                By:  \s\ Russell J. Reardon
                                                     -----------------------
                                                       Russell J. Reardon
                                                       Vice President and
                                                       Chief Financial Officer