Form 10-Q
period 2002-09-30
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 2002-11-19
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2002 or

[] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of November 8, 2002 was 7,658,660.

                                   CD&L, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                                                          Page
                                                                                                          ----
Part I - Financial Information

         Item 1 - Financial Statements

              CD&L, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited)
                           and December 31, 2001                                                            3
                  Condensed Consolidated Statements of Operations for the Three and Nine
                           Months Ended September 30, 2002 and 2001 (unaudited)                             4
                  Condensed Consolidated Statements of Cash Flows for the Nine
                           Months Ended September 30, 2002 and 2001 (unaudited)                             5
                  Notes to Condensed Consolidated Financial Statements                                      6

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                                                   11

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                               17

         Item 4 - Controls and Procedures                                                                  17

Part II - Other Information

         Item 4 - Submission of Matters to a Vote of Security Holders                                      18

         Item 6 - Exhibits and Reports on Form 8-K                                                         18

Signature                                                                                                  19

Certifications                                                                                             20

                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                    September 30,       December 31, 2001
                                                                        2002
                                                                  ------------------    ------------------
                                                                     (Unaudited)            (Note 1)
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $1,749               $1,165
  Accounts receivable, net                                                 14,626               15,077
  Prepaid expenses and other current assets                                 1,995                2,183
                                                                  ------------------    ------------------
    Total current assets                                                   18,370               18,425

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                   1,462                1,961
GOODWILL, net                                                              11,531               11,531
INTANGIBLE ASSETS, net                                                        718                  721
NOTE RECEIVABLE FROM STOCKHOLDER, net                                         300                  300
OTHER ASSETS                                                                2,487                2,543
                                                                  ------------------    ------------------
    Total assets                                                          $34,868              $35,481
                                                                  ==================    ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                      $589                   $-
  Current maturities of long-term debt                                      3,061                2,362
  Accounts payable, accrued liabilities and bank overdrafts
                                                                           11,849               11,140
                                                                  ------------------    ------------------
    Total current liabilities                                              15,499               13,502

LONG-TERM DEBT                                                             14,655               18,233
OTHER LONG-TERM LIABILITIES                                                   272                  131
                                                                  ------------------    ------------------
    Total liabilities                                                      30,426               31,866
                                                                  ------------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                                 -                    -
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 7,688,027 shares issued at September 30, 2002
   and December 31, 2001                                                        8                    8
 Additional paid-in capital                                                12,883               12,883
 Treasury stock, 29,367 shares at cost                                       (162)                (162)
 Accumulated deficit                                                       (8,287)              (9,114)
                                                                  ------------------    ------------------
    Total stockholders' equity                                              4,442                3,615
                                                                  ------------------    ------------------
    Total liabilities and stockholders' equity                            $34,868              $35,481
                                                                  ==================    ==================


     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                    For the Three Months Ended              For the Nine Months
                                                           September 30,                           Ended
                                                                                               September 30,
                                                  --------------------------------    --------------------------------
                                                       2002              2001             2002              2001
                                                  ---------------    -------------    -------------    ---------------
     Revenue                                         $38,921            $40,566         $116,355         $120,400

     Cost of revenue                                  31,240             32,279           92,514           94,968
                                                  ---------------    -------------    -------------    ---------------

       Gross profit                                    7,681              8,287           23,841           25,432
                                                  ---------------    -------------    -------------    ---------------

     Costs and Expenses:
     Selling, general and
        administrative expenses                        6,136              6,860           19,485           20,834

     Depreciation and amortization                       348                565            1,036            1,953

     Other (income) expense, net                         (49)               (36)               -            2,204

     Interest expense                                    610                709            1,941            2,179
                                                  ---------------    -------------    -------------    ---------------

     Total Costs and Expenses                          7,045              8,098           22,462           27,170
                                                  ---------------    -------------    -------------    ---------------

     Income (loss) before provision for income
       taxes                                             636                189            1,379           (1,738)

     Provision for income taxes                          255                 75              552              218
                                                  ---------------    -------------    -------------    ---------------
     Net income (loss)                                  $381               $114             $827          $(1,956)
                                                  ===============    =============    =============    ===============

     Net income (loss) per share:
       Basic                                            $.05               $.01             $.11            $(.26)
                                                  ===============    =============    =============    ===============
       Diluted                                          $.05               $.01             $.10            $(.26)
                                                  ===============    =============    =============    ===============

     Basic weighted average common
        shares outstanding                             7,659              7,659            7,659            7,659
                                                  ===============    =============    =============    ===============
     Diluted weighted average common
        shares outstanding                             8,166              8,164            8,167            7,659
                                                  ===============    =============    =============    ===============


     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                      For the Nine Months
                                                                              ------------------------------------
                                                                                      Ended September 30,
                                                                                     2002               2001
                                                                              ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $827             $(1,956)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
    Gain on disposal of equipment and leasehold improvements                          (53)                (37)
    Loss on sale of subsidiary                                                          -               2,283
    Depreciation and amortization                                                   1,036               1,953
    Changes in operating assets and liabilities:
      (Increase) decrease in -
        Accounts receivable, net                                                      451                (112)
        Prepaid expenses and other current assets                                     188               1,070
        Other assets                                                                   67                 (65)
      Increase (decrease) in -
        Accounts payable, accrued liabilities and bank overdrafts                     709                (932)
        Other long-term liabilities                                                   141                  (3)
                                                                              ---------------      ---------------
          Net cash provided by operating activities                                 3,366               2,201
                                                                              ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                          136                 205
  Proceeds from sale of businesses, net                                                 -              12,306
  Additions to equipment and leasehold improvements                                  (470)               (185)
                                                                              ---------------      ---------------
          Net cash (used in) provided by investing activities                        (334)             12,326
                                                                              ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                                             589             (10,868)
  Repayments of long-term debt                                                     (2,887)             (2,359)
  Deferred financing costs                                                           (150)                  -
                                                                              ---------------      ---------------
          Net cash used in financing activities                                    (2,448)            (13,227)
                                                                              ---------------      ---------------

  CASH USED IN DISCONTINUED OPERATIONS                                                  -              (1,425)
                                                                              ---------------      ---------------

          Net increase (decrease) in cash and cash equivalents                        584                (125)

CASH AND CASH EQUIVALENTS, beginning of period                                      1,165                 319
                                                                              ---------------      ---------------
CASH AND CASH EQUIVALENTS, end of period                                           $1,749                $194
                                                                              ===============      ===============


     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2001.

(2)      SHORT-TERM BORROWINGS:

         As of June 27, 2002 CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment and leasehold improvements and general intangibles of the Company and its subsidiaries. During the nine months ended September 30, 2002, the maximum borrowings outstanding under the Fleet Facility (prior to June 27, 2002, the First Union revolving credit facility) were approximately $1,826,000 and the outstanding borrowings as of September 30, 2002 were approximately $589,000. As of September 30, 2002, the Company had borrowing availability of $1,970,000 under the Fleet Facility, after adjusting for restrictions related to outstanding Standby Letters of Credit of $7,000,000 and minimum availability requirements. Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. At September 30, 2002 the Company was in compliance with all loan covenants of the Fleet Facility.

 (3)     LONG-TERM DEBT:

         On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company is required to maintain certain financial ratios and comply with other financial conditions for which the Company was in compliance as of September 30, 2002. The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $1,265,000 as a credit to additional paid-in-capital and a debt discount on the Senior Notes.

         Effective as of June 28, 2002, CD&L and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999. The Senior Note Agreement, as amended, provides for scheduled repayments of $250,000 at the end of each calendar quarter beginning in the first quarter of 2003 and ending in the fourth quarter of 2005. Such payments increase to $312,500 if CD&L meets certain availability benchmarks under the Fleet Facility, as defined. The interest rate on the $3,000,000 of the notes scheduled to be repaid would be reduced to 10% on a prospective basis if CD&L makes a voluntary principal repayment of $750,000 at any time prior to maturity.

         A subordinated note with a remaining principal balance of $1,049,000 issued to The Trustee created under Paragraph Third of the Last Will and Testament of Charles Gold ("Goldwings") in connection with the Company's purchase of the assets and stock of that business in 1999 had a payment due on September 15, 2002 that has not yet been made. The Company is currently in negotiations regarding payments due under this note, but no agreement has been reached. As a result, the Company has classified all amounts due under this note as of September 30, 2002 to current maturities of long-term debt in the accompanying financial statements.

 (4)     GOODWILL AND INTANGIBLE ASSETS:

         On June 30, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued. SFAS 142 eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives. The statement requires that by June 30, 2002, a company must establish its fair value benchmarks in order to test for impairment. The Company adopted SFAS 142 effective January 1, 2002. For purposes of performing the fair-value based test of goodwill, the Company has determined that it has one reporting unit. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company completed the first step of the goodwill impairment test by comparing the fair value of its single reporting unit to its carrying amount, including goodwill. Fair value was determined by two methods:

         1. Present value of future estimated cash flows, including a determination of a terminal value.

         2. Market capitalization utilizing quoted market prices of the Company's common stock.

         The adoption of SFAS 142 did not result in an impairment of goodwill. However, changes in business conditions could result in an impairment in the future. Examples of such changes include, but are not limited to, bankruptcy or loss of a significant customer, a significant adverse change in regulatory factors, a loss of key personnel, increased levels of competition from companies with greater financial resources than the Company and margin erosion caused by our inability to increase prices to our customers at the same rate that our costs increase.

         Intangible assets consist of the following:

                                                                                 As of September 30, 2002
                                                                       ---------------------------------------------
                                                                                                    Accumulated
                (000s)                                                        Cost                  Amortization
                                                                       --------------------      -------------------
                Non-compete agreements                                         $250                      $250
                Deferred financing costs                                      1,338                       621
                Other                                                            58                        57
                                                                       --------------------      -------------------

                                                                             $1,646                      $928
                                                                       ====================      ===================

         Amortization expense for the three and nine months ended September 30, 2002 was approximately $57,000 and $153,000, respectively.

         Estimated amortization expense for the years ended December 31,

         (000s)
         2003                                                    $224
         2004                                                     224
         2005                                                     199
         2006                                                      14

         As a result of adopting SFAS 142 on January 1, 2002, the Company discontinued the amortization of goodwill. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect is as follows:

                                                                             Three Months Ended September 30,
                                                                       ---------------------------------------------
                (000s, except per share amounts)                              2002                      2001
                                                                       --------------------      -------------------
                Reported net income                                            $381                      $114
                Goodwill amortization, net of tax                                 -                       116
                                                                       --------------------      -------------------
                Adjusted net income                                            $381                      $230
                                                                       ====================      ===================

                Adjusted net income per share - basic                          $.05                      $.03
                                                                       ====================      ===================
                Adjusted net income per share - diluted                        $.05                      $.03
                                                                       ====================      ===================

                                                                             Nine Months Ended September 30,
                                                                       ---------------------------------------------
                (000s, except per share amounts)                              2002                      2001
                                                                       --------------------      -------------------
                Reported net income                                            $827                   $(1,956)
                Goodwill amortization, net of tax                                 -                       357
                                                                       --------------------      -------------------
                Adjusted net income                                            $827                   $(1,599)
                                                                       ====================      ===================

                Adjusted net income per share - basic                          $.11                     $(.21)
                                                                       ====================      ===================
                Adjusted net income per share - diluted                        $.10                     $(.21)
                                                                       ====================      ===================


(5)      NOTE RECEIVABLE FROM STOCKHOLDER:

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana, an employee of the Company, and certain other parties in the United States District Court for the Southern District of New York. Under the terms of its acquisition of Securities, the Company had certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a Settlement Agreement and executed a Promissory Note in such amount as may be due for any defense costs or award arising out of this suit. Mr. Brana delivered 357,301 shares of CD&L common stock to the Company, which is being held as partial collateral. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made by Securities on October 16, 2000, $325,000 plus interest at a rate of 10.5% per annum was paid in monthly installments ending July 1, 2001 and $325,000 plus interest at a rate of 12.0% per annum was paid in monthly installments ending July 1, 2002. All such amounts were paid when due.

         As a result of the foregoing settlement, at September 30, 2002 and December 31, 2001 the Company had a receivable due from Mr. Brana totaling $2,800,000. As of December 31, 2000, considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the promissory note, the Company recorded a $2,500,000 reserve against the receivable. Mr. Brana has disputed his obligation to satisfy the amounts when they are due.

(6)      LITIGATION:

         The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $325,000 and $575,000 as of September 30, 2002 and December 31, 2001, respectively. Management believes that none of these actions will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(7)      INCOME (LOSS) PER SHARE:

         Basic income (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. Because of the Company's net loss for the nine months ended September 30, 2001, equivalent shares represented by 3,942 Stock Options and 505,449 Warrants would be anti-dilutive and therefore are not included in the loss per share calculations for the nine months ended September 30, 2001.

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                      Three Months Ended                   Nine Months Ended
                                                             September 30,                      September 30,
                                                 --------------------------------     -------------------------------
         (000s)                                       2002              2001              2002             2001
                                                 ---------------    -------------     -------------    --------------
         Basic weighted average
          common shares outstanding                     7,659              7,659             7,659            7,659
         Effect of dilutive securities:
             Stock options                                  2                  -                 3                -
             Warrants                                     505                505               505                -
                                                 ---------------    -------------     -------------    --------------
         Diluted weighted average
           common shares
           outstanding                                  8,166              8,164             8,167            7,659
                                                 ===============    =============     =============    ==============


         The following common stock equivalents were excluded from the computation of diluted earnings per share because the exercise or conversion price was greater than the average market price of common shares:


                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                       September 30,
                                                 ---------------------------------    -------------------------------
         (000s)                                       2002              2001              2002             2001
                                                 ---------------    --------------    -------------    --------------
         Stock options                                  1,931             1,877              1,913            1,822
         Subordinated
                 convertible debentures                     -                 7                  -               12
         Seller financed
                convertible notes                         475               553                475              553


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

         In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The Company has adopted the provisions of SFAS 145 beginning with the quarter ended June 30, 2002.

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

         Disclosure Regarding Forward-Looking Statements

         The Company is provided a "safe harbor" for forward-looking statements contained in this report by the Private Securities Litigation Reform Act of 1995. The Company may discuss forward-looking information in this report such as its expectations for future business development, cost reduction programs, revenue growth and fuel, insurance and labor cost controls, as well as its liquidity and capital needs and its future prospects. These forward-looking statements involve certain risks and uncertainties that may cause the actual events or results to differ materially from those indicated by such forward-looking statements. Potential risks and uncertainties include, without limitation, the risk that the Company will be unable to price its services so as to increase its profit margins, or that the Company's cost reduction programs will fail to prevent further erosion of its profit margins, or that the Company will be unable to continue growing revenue internally, or that the Company will be unable to reduce its fuel, insurance and labor costs, or that the Company will be unable to achieve the other cost savings or additional profits for forward quarters contemplated by the Company's business management strategy, or that the Company will be unable to continue to meet its financial covenants under existing credit lines or otherwise have adequate cash flow from operations or credit facilities to support its operations and revenue growth, or that the slowing economy will reduce demand for the Company's services or other risks specified in the Company's 2001 Report on Form 10-K and other SEC filings.

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

         Goodwill

                  The value of the Company's goodwill is significant relative to total assets and stockholders' equity. The Company reviews goodwill for impairment on at least an annual basis using several fair-value based tests, which include, among others, a discounted cash flow and terminal value computation. The discounted cash flow and terminal value computation is based on management's estimates of future operations. Changes in business conditions could materially impact management's estimates of future operations and this could result in an impairment of goodwill. Such impairment, if any, could have a significant impact on the Company's operations and financial condition. Examples of changes in business conditions include, but are not limited to, bankruptcy or loss of a significant customer, a significant adverse change in regulatory factors, a loss of key personnel, increased levels of competition from companies with greater financial resources than the Company and margin erosion caused by our inability to increase prices to our customers at the same rate that our costs increase.

         Insurance Reserves

                  The Company maintains certain insurance risk through insurance policies with a $350,000 deductible for workmens' compensation and automobile liability ($250,000 prior to July 1, 2002) and a $150,000 deductible for employee health medical costs ($125,000 prior to March 1, 2002). The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, with consideration of incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts.

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

         Results of Operations

         Income and Expense as a Percentage of Revenue

                                                       For the Three Months                  For the Nine Months
                                                               Ended                               Ended
                                                           September 30,                       September 30,
                                                  --------------------------------     -----------------------------
                                                       2002              2001             2002             2001
                                                  ---------------    -------------     ------------    -------------
         Revenue                                       100.0%            100.0%            100.0%           100.0%

         Gross profit                                   19.7%             20.4%             20.5%            21.1%

         Selling, general and
            administrative expenses                     15.7%             16.9%             16.7%            17.3%

         Depreciation and amortization                   0.9%              1.4%              0.9%             1.6%

         Other (income) expense, net                    (0.1)%            (0.1)%             0.0%             1.8%

         Interest expense                                1.6%              1.7%              1.7%             1.8%

         Income (loss) before provision for
           income taxes                                  1.6%              0.5%              1.2%            (1.4)%

         Net income (loss)                               1.0%              0.3%              0.7%            (1.6)%


         Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

         Revenue for the nine months ended September 30, 2002 decreased by $4.0 million, or 3.4%, to $116.4 million from $120.4 million for the nine months ended September 30, 2001. The decrease included approximately $4.6 million in revenue lost due to the sale of the Company's Mid-West Region operations on June 14, 2001. After adjusting for the sale, revenue increased by approximately $0.6 million due to the start-up of several new distribution contracts.

         Cost of revenue decreased by $2.5 million, or 2.6%, to $92.5 million for the nine months ended September 30, 2002 from $95.0 million for the nine months ended September 30, 2001. Cost of revenue for the nine months ended September 30, 2002 represents 79.5% of revenues as compared to 78.9% for the same period in 2001. The decrease in cost of revenue included approximately $3.6 million in cost of revenue eliminated due to the sale of the Company's Mid-West Region operations on June 14, 2001. After adjusting for the sale, cost of revenue increased by approximately $1.1 million due primarily to an increase in labor costs as compared to the same period in 2001. The increased labor costs, as a percentage of revenue, were partially attributable to the economic decline that occurred in the northeastern United States as a result of the September 11, 2001 events.

         Selling, general and administrative expenses ("SG&A") decreased by $1.3 million, or 6.5%, to $19.5 million for the nine months ended September 30, 2002 from $20.8 million for the same period in 2001. Stated as a percentage of revenue, SG&A decreased to 16.7% for the nine months ended September 30, 2002 as compared to 17.3% for the same period in 2001. SG&A in 2001 included approximately $0.6 million in SG&A eliminated due to the sale of the Company's Mid-West Region operations on June 14, 2001. After adjusting for the sale, SG&A decreased by approximately $0.7 million due primarily to decreased provisions for doubtful accounts and reductions in professional and consulting fees, partially offset by increased insurance costs.

         Depreciation and amortization decreased by $1.0 million, or 47.0%, to $1.0 million for the nine months ended September 30, 2002 from $2.0 million for the same period in 2001. On June 30, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued. SFAS 142 eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives. The statement requires that by June 30, 2002, a company must establish its fair value benchmarks in order to test for impairment. The Company adopted SFAS 142 effective January 1, 2002. For purposes of performing the fair-value based test of goodwill, the Company has determined that it has one reporting unit. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company completed the first step of the goodwill impairment test by comparing the fair value of its single reporting unit to its carrying amount, including goodwill. Fair value was determined by two methods:

                  1. Present value of future estimated cash flows, including a determination of a terminal value.

                  2. Market capitalization utilizing quoted market prices of the Company's common stock.

         The adoption of SFAS 142 did not result in an impairment of goodwill. However, changes in business conditions could result in an impairment in the future. Examples of such changes include, but are not limited to, bankruptcy or loss of a significant customer, a significant adverse change in regulatory factors, a loss of key personnel, increased levels of competition from companies with greater financial resources than the Company and margin erosion caused by our inability to increase prices to our customers at the same rate that our costs increase. Adoption of SFAS 142 increased pretax earnings by approximately $523,000 for the nine months ended September 30, 2002 due to the cessation of goodwill amortization.

         Other expense, net decreased by $2.2 million, primarily as a result of the loss recorded on the sale of the Company's Mid-West Region business in 2001. On June 14, 2001, the Company consummated a transaction providing for the sale of all the outstanding stock in National Express, Inc. As a result of the transaction, the Company recorded a $2.3 million loss on the sale. During the same period in 2002, the Company recorded approximately $0.1 million of costs associated with early extinguishment of its borrowing facility with First Union Commercial Corporation. This was offset by gains recorded on the disposition of certain equipment.

         As a result of the factors discussed above, income (loss) before provision for income taxes increased by $3.1 million for the nine months ended September 30, 2002 as compared to the same period in 2001.

         Net income (loss) improved by $2.8 million to net income of $0.8 million for the nine months ended September 30, 2002 as compared to a loss of ($2.0) million for the same period in 2001. This was primarily due to the factors discussed above.

         Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

         Revenue for the three months ended September 30, 2002 decreased by $1.7 million, or 4.1%, to $38.9 million from $40.6 million for the three months ended September 30, 2001. The decrease is due primarily to the rate reductions provided to customers to extend existing contracts.

         Cost of revenue decreased by $1.1 million, or 3.2%, to $31.2 million for the three months ended September 30, 2002 from $32.3 million for the three months ended September 30, 2001. Cost of revenue for the three months ended September 30, 2002 represents 80.3% of revenues as compared to 79.6% for the same period in 2001. The decrease in cost of revenue is due primarily to the decrease in revenue, however the increase in cost of revenue as a percentage of revenue is due primarily to an increase in labor costs as compared to the same period in 2001. The increased labor costs, as a percentage of revenue, were partially attributable to the continuing economic pressures in the northeastern United States as a result of the September 11, 2001 events.

         SG&A decreased by $0.8 million, or 10.6%, to $6.1 million for the three months ended September 30, 2002 from $6.9 million for the same period in 2001. Stated as a percentage of revenue, SG&A decreased to 15.7% for the three months ended September 30, 2002 as compared to 16.9% for the same period in 2001. The decrease in SG&A is due primarily to decreased bonuses earned and decreased provisions for doubtful accounts, partially offset by increased insurance costs.

         Depreciation and amortization decreased by $0.3 million, or 38.4%, to $0.3 million for the three months ended September 30, 2002 from $0.6 million for the same period in 2001. On June 30, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued. SFAS 142 eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives. The statement requires that by June 30, 2002, a company must establish its fair value benchmarks in order to test for impairment. The Company adopted SFAS 142 effective January 1, 2002. For purposes of performing the fair-value based test of goodwill, the Company has determined that it has one reporting unit. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company completed the first step of the goodwill impairment test by comparing the fair value of its single reporting unit to its carrying amount, including goodwill. Fair value was determined by two methods:

                  1. Present value of future estimated cash flows, including a determination of a terminal value.

                  2. Market capitalization utilizing quoted market prices of the Company's common stock.

         The adoption of SFAS 142 did not result in an impairment of goodwill. However, changes in business conditions could result in an impairment in the future. Examples of such changes include, but are not limited to, bankruptcy or loss of a significant customer, a significant adverse change in regulatory factors, a loss of key personnel, increased levels of competition from companies with greater financial resources than the Company and margin erosion caused by our inability to increase prices to our customers at the same rate that our costs increase. Adoption of SFAS 142 increased pretax earnings by approximately $170,000 for the three months ended September 30, 2002 due to the cessation of goodwill amortization.

         As a result of the factors discussed above, income (loss) before provision for income taxes increased by $0.4 million for the three months ended September 30, 2002 as compared to the same period in 2001.

         Net income (loss) improved by $0.3 million to net income of $0.4 million for the three months ended September 30, 2002 as compared to net income of $0.1 million for the same period in 2001. This was primarily due to the factors discussed above.

         Liquidity and Capital Resources

         The Company's working capital decreased by $2,052,000 from $4,923,000 as of December 31, 2001 to $2,871,000 as of September 30, 2002. The decrease is a result of increased current maturities of long-term debt due to the classification in current maturities of long-term debt of a subordinated note of approximately $1,049,000. Cash and cash equivalents increased by $584,000 to $1,749,000 as of September 30, 2002. Cash of $3,366,000 was provided from operations, while $334,000 was used by net investing activities and $2,448,000 was used by net financing activities to pay down debt. Capital expenditures amounted to $470,000 and $185,000 for the nine months ended September 30, 2002 and 2001, respectively.

         As of June 27, 2002 CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment and leasehold improvements and general intangibles of the Company and its subsidiaries. During the nine months ended September 30, 2002, the maximum borrowings outstanding under the Fleet Facility (prior to June 27, 2002, the First Union revolving credit facility) were approximately $1,826,000 and the outstanding borrowings as of September 30, 2002 were approximately $589,000. As of September 30, 2002, the Company had borrowing availability of $1,970,000 under the Fleet Facility, after adjusting for restrictions related to outstanding Standby Letters of Credit of $7,000,000 and minimum availability requirements. Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. At September 30, 2002 the Company was in compliance with all loan covenants of the Fleet Facility.

         On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company is required to maintain certain financial ratios and comply with other financial conditions for which the Company was in compliance as of September 30, 2002. The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $1,265,000 as a credit to additional paid-in-capital and a debt discount on the Senior Notes.

         Effective as of June 28, 2002, CD&L and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999. The Senior Note Agreement, as amended, provides for scheduled repayments of $250,000 at the end of each calendar quarter beginning in the first quarter of 2003 and ending in the fourth quarter of 2005. Such payments increase to $312,500 if CD&L meets certain availability benchmarks under the Fleet Facility, as defined. The interest rate on the $3,000,000 of the notes scheduled to be repaid would be reduced to 10% on a prospective basis if CD&L makes a voluntary principal repayment of $750,000 at any time prior to maturity.

         A subordinated note with a remaining principal balance of $1,049,000 issued to The Trustee created under Paragraph Third of the Last Will and Testament of Charles Gold ("Goldwings") in connection with the Company's purchase of the assets and stock of that business in 1999 had a payment due on September 15, 2002 that has not yet been made. The Company is currently in negotiations regarding payments due under this note, but no agreement has been reached. As a result, the Company has classified all amounts due under this note as of September 30, 2002 to current maturities of long-term debt in the accompanying financial statements.

         During the nine months ended September 30, 2002, the maximum borrowings outstanding under the Fleet Facility (prior to June 27, 2002, the First Union revolving credit facility) were approximately $1,826,000 and the outstanding borrowings as of September 30, 2002 were approximately $589,000. The Company also had $12,000,000 in principal outstanding under its Senior Notes ($11,398,000 net of unamortized discount). The Company also had $382,000 of capital lease obligations and various equipment notes and $5,936,000 of seller financed debt. As of September 30, 2002, the Company had borrowing ability of $1,970,000 under the revolving credit facility, after adjusting for restrictions related to outstanding Standby Letters of Credit of $7,000,000 and minimum availability requirements.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         CD&L is exposed to the effect of changing interest rates. At September 30, 2002, the Company's debt consisted of approximately $17,716,000 of fixed rate debt with a weighted average interest rate of 11.5% and $589,000 of variable rate debt with a weighted average interest rate of 5.0%. The amount of variable rate debt fluctuates during the year based upon CD&L's cash requirements. If interest rates on variable rate debt were to increase by 50 basis points (one-tenth of the rate at September 30, 2002), the Company's results of operations and cash flows for the nine month period ended September 30, 2002 would not be significantly impacted as there were minimal amounts of variable rate debt outstanding during the period.

Item 4 - Controls and Procedures

         During the quarter ended September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchanges Act of 1934) are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of completion of their evaluation.

                           Part II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders.

         On October 30, 2002, the Company held its annual meeting of stockholders. The following sets forth a brief description of each matter which was acted upon, as well as the votes cast for, against or withheld for each such matter, and, where applicable, the number of abstentions and broker non-votes for each matter:

         1.   Election of Directors.

               Name of Director                   Votes For           Withheld
               ----------------                   ---------           --------

               Class I
               Albert W. Van Ness, Jr.            5,682,958            795,197
               Thomas E. Durkin III               5,903,468            574,687
               John A. Simourian                  5,903,468            574,687


         2.   Approval of the Amendment to the Year 2000 Stock Incentive Plan.

                Votes For:                               2,097,651
                Votes Against:                           1,538,014
                Abstentions:                                60,900
                Broker Non-Votes:                        2,781,590


         3. Approval of the CD&L, Inc. 2002 Stock Option Plan For Independent Directors.

                Votes For:                               2,102,801
                Votes Against:                           1,539,364
                Abstentions:                                54,400
                Broker Non-Votes:                        2,781,590

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1     Certification of Albert W. Van Ness, Jr. Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2     Certification of Russell J. Reardon Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

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



         Dated: November 19, 2002                   CD&L, INC.




                                                    By: \s\ Russell J. Reardon
                                                        ------------------------
                                                        Russell J. Reardon
                                                        Vice President and
                                                        Chief Financial Officer

                                  CERTIFICATION

I, Albert W. Van Ness, Jr., certify that:

(1)      I have reviewed this Quarterly Report on Form 10-Q of CD&L, Inc.;

(2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
         (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 19, 2002


                                                  \s\ Albert W. Van Ness, Jr.
                                                  ---------------------------
                                                  Albert W. Van Ness, Jr.
                                                  Chief Executive Officer

                                  CERTIFICATION

I, Russell J. Reardon, certify that:

(1)      I have reviewed this Quarterly Report on Form 10-Q of CD&L, Inc.;

(2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
         (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002


                                                    \s\ Russell J. Reardon
                                                    ----------------------
                                                    Russell J. Reardon
                                                    Chief Financial Officer