Form 10-K/A
period 2001-12-31
CONSOLIDATED DELIVERY & LOGISTICS INC
filed 2003-03-26
CIK 1000779

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A2
                  (Amendment No. 2, amending Item 1 of Part I
                        and Items 6, 7 and 8 of Part II)


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

In conjunction with our initial public offering in November 1995 we acquired 11 time-critical ground and air delivery businesses that operated in 52 cities across the United States. As of December 31, 2001, we had acquired 15 additional time-critical ground and air delivery businesses. On March 30, 2001, we consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc., our air delivery business. The selling price for the net assets was approximately $14,150,000 and was comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by us. The Note Receivable bears interest at the rate of 10.0% per annum, with interest only in monthly installments. The entire balance of principal, plus all accrued interest, is due and payable on March 30, 2006. As of December 31, 2001 collection of the Note Receivable, interest accrued thereon and certain other related receivables was in doubt. As such, the Company recorded a pre-tax charge of $2,500,000 in Other expense, net in the accompanying financial statements in the fourth quarter of 2001 to write-off the Note Receivable and the Company recorded a pre-tax charge of $705,000 in Discontinued Operations in the accompanying financial statements in the fourth quarter of 2001 to write-off certain other direct expenses incurred on behalf of Sureway for which collection is in doubt and to true-up certain accruals that were estimated in 2000 relative to the disposition of Sureway. Collection efforts on all amounts due will continue. Accordingly, the financial position, operating results and the provision for loss on the disposition of the Company's air delivery business have been segregated from continuing operations and reclassified as a discontinued operation in the accompanying consolidated financial statements.

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

On December 1, 2000, we made a strategic decision to dispose of our air delivery business and accordingly have restated the accompanying balance sheets, statements of operations and statements of cash flows to reflect such as discontinued operations. On March 30, 2001, we consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc., our air delivery business. The selling price for the net assets was approximately $14,150,000 and was comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by us. The Note Receivable bears interest at the rate of 10.0% per annum, with interest only in monthly installments. The entire balance of principal, plus all accrued interest, is due and payable on March 30, 2006. As of December 31, 2001 collection of the Note Receivable, interest accrued thereon and certain other related receivables was in doubt. As such, the Company recorded a pre-tax charge of $2,500,000 in Other expense, net in the accompanying financial statements in the fourth quarter of 2001 to write-off the Note Receivable and the Company recorded a pre-tax charge of $705,000 in Discontinued Operations in the accompanying financial statements in the fourth quarter of 2001 to write-off certain other direct expenses incurred on behalf of Sureway for which collection is in doubt and to true-up certain accruals that were estimated in 2000 relative to the disposition of Sureway. Collection efforts on all amounts due will continue. As a result of this transaction and the subsequent adjustments to certain receivables and other liabilities retained by us, provisions for losses on the disposition of the Company's air delivery business have been provided in Discontinued Operations in the amounts of $465,000 and $2,807,000 (net of benefit for income taxes of $240,000 and $125,000, respectively) for the years ended December 31, 2001 and 2000, respectively.

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

                             SELECTED FINANCIAL DATA
                    (In thousands, except per share amounts)

Statement of Operations Data:

                                                     CD&L, Inc. and Subsidiaries (2)
                                   ------------------------------------------------------------
                                                          For The Years Ended
                                                             December 31,
                                   ------------------------------------------------------------
                                    1997 (1)      1998         1999       2000          2001
                                   ---------    ---------    ---------   ---------    ---------
Revenue                            $ 116,235    $ 130,121    $ 158,380   $ 170,079    $ 160,544
Gross profit                          25,043       27,709       35,175      34,463       32,704
Selling, general and
  administrative expenses             21,855       22,121       27,123      33,978       26,881
Goodwill impairment                     --           --           --          --          3,349
Other (income) expense, net             (975)          48           80       2,438        4,685
Income (loss) from
  continuing operations                  909        1,075          950      (6,229)      (5,804)
Net income (loss)                  $     459    $   2,311    $   2,911   ($  7,648)   ($  6,269)
Basic income (loss) per
  share:
  -Continuing operations           $     .14    $     .16    $     .13   ($    .84)   ($    .76)
  -Net income (loss)               $     .07    $     .35    $     .40   ($   1.03)   ($    .82)
                                   =========    =========    =========   =========    =========
Diluted income (loss) per share:
  -Continuing operations           $     .14    $     .16    $     .12   ($    .84)   ($    .76)
  -Net income (loss)               $     .07    $     .34    $     .37   ($   1.03)   ($    .82)
                                   =========    =========    =========   =========    =========

Balance Sheet Data:

                                                   CD&L, Inc. and Subsidiaries (1 & 2)
                                   ------------------------------------------------------------
                                                               December 31,
                                   ------------------------------------------------------------
                                      1997         1998         1999        2000         2001
                                   ---------    ---------    ---------   ---------    ---------
Working capital (deficit)          $   2,519    ($  4,196)   $   5,989   ($  3,430)   $   4,923
Equipment and leasehold
   improvements, net                   4,531        5,299        4,321       2,841        1,961
Total assets                          29,773       46,890       62,513      57,785       35,481
Long-term debt, net of
current  maturities                    1,721        6,137       22,858      17,765       18,233
Stockholders' equity               $   8,614    $  11,407    $  17,369   $   9,884    $   3,615



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

Discontinued Operations

On December 1, 2000, we made a strategic decision to dispose of our air delivery business and accordingly have restated the accompanying balance sheets, statements of operations and statements of cash flows to reflect such as discontinued operations. On March 30, 2001, we consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc. ("Sureway"), our air delivery business. The selling price for the net assets was approximately $14,150,000 and was comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by us. The Note Receivable bears interest at the rate of 10.0% per annum, with interest only in monthly installments. The entire balance of principal, plus all accrued interest, is due and payable on March 30, 2006. As of December 31, 2001 collection of the Note Receivable, interest accrued thereon and certain other related receivables was in doubt. As such, the Company recorded a pre-tax charge of $2,500,000 in Other expense, net in the accompanying financial statements in the fourth quarter of 2001 to write-off the Note Receivable and the Company recorded a pre-tax charge of $705,000 in Discontinued Operations in the accompanying financial statements in the fourth quarter of 2001 to write-off certain other direct expenses incurred on behalf of Sureway for which collection is in doubt and to true-up certain accruals that were estimated in 2000 relative to the disposition of Sureway. Collection efforts on all amounts due will continue. As a result of this transaction and the subsequent adjustments to certain receivables and other liabilities retained by us, provisions for losses on the disposition of the Company's air delivery business have been provided in Discontinued Operations in the amounts of $465,000 and $2,807,000 (net of benefit for income taxes of $240,000 and $125,000, respectively) for the years ended December 31, 2001 and 2000, respectively.

The Company reported net losses of $465,000 and $1,419,000 from discontinued operations for the years ended December 31, 2001 and 2000, respectively (including provisions for losses on the disposition of the assets of Company's air delivery business, net of tax of $465,000 and $2,807,000, respectively) and $1,961,000 income from discontinued operations, net of tax for the year ended December 31, 1999.

Results of Operations 2001 Compared with 2000

The following discussion compares the year ended December 31, 2001 and the year ended December 31, 2000, for continuing operations.

Income and Expense as a Percentage of Revenue


                                                   For the Years Ended
                                                       December 31,
                                               -----------------------------
                                                  2001             2000
                                               ---------       ------------

         Revenue                               100.0%           100.0%

         Gross profit                           20.4%            20.3%

         Selling, general and
            administrative expenses             16.8%            20.0%
         Goodwill Impairment                     2.1%             0.0%
         Depreciation and amortization           1.5%             2.0%
         Other expense, net                      2.9%             1.4%
         Interest expense                        1.8%             1.8%

         Loss from continuing operations       (3.6)%           (3.7)%



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

Other expense increased by $2,247,000, to $4,685,000 in 2001 from $2,438,000 in
2000. The 2001 expense is primarily due to two transactions. As of December 31, 2001, the Company wrote-off the Note Receivable received on March 30, 2001 in the transaction to dispose of certain assets and liabilities of Sureway, as collection of the Note Receivable, interest accrued thereon and certain other related receivables was in doubt. The Company also recorded a $2,283,000 loss on the sale of all of the outstanding stock in National Express, Inc. on June 14, 2001. The selling price of the stock was approximately $2,530,000 and was comprised of $880,000 in cash and a subordinated promissory note (the "Promissory Note") for $1,650,000. The Promissory Note bears interest at the rate of 7.0% per annum. The Promissory Note is payable in seventeen equal quarterly installments beginning March 14, 2002 and continuing through March 14, 2006 and a final balloon payment of approximately $1,100,000 on June 14, 2006. The 2000 loss is primarily as a result of recording a reserve related to a note receivable from a stockholder related to the Company's funding of litigation defense and settlement expenses in connection with the action filed by Liberty Mutual Insurance Company against Securities Courier Corporation ("Securities"), a subsidiary of the Company, and Mr. Vincent Brana, an employee of the Company. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a settlement agreement and executed a Promissory Note due and payable on December 1, 2002. Mr. Brana has delivered 357,301 shares of CD&L common stock to the Company as collateral for the note. Considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the note when due, the Company recorded a $2,500,000 reserve against the note receivable.

Interest expense decreased by $163,000 from $3,060,000 in 2000 to $2,897,000 in 2001. The decrease is primarily attributable to decreased borrowings on the Company's revolving line of credit as a result of the sales of Sureway and the Mid-West Region operations, partially offset by an increase in the interest rates paid on the seller-financed debt from acquisitions.

Benefit for income taxes decreased by $359,000 from a benefit for income taxes of $2,139,000 in 2000 to a benefit for income taxes of $1,780,000 in 2001. The decrease was caused by the decrease in pre-tax loss in 2001 and the recording of a non-deductible $2,283,000 loss on the sale of the stock of National Express, Inc., the Company's Mid-West Region subsidiary, on June 14, 2001, partially offset by the recording in 2000 of a $1,000,000 valuation allowance against the deferred tax assets recorded by the Company.


Results of Operations 2000 Compared with 1999

The following discussion compares the year ended December 31, 2000 and the year ended December 31, 1999, for continuing operations.

Income and Expense as a Percentage of Revenue


                                                 For the Years Ended
                                                      December 31,
                                              -----------------------------
                                                 2000             1999
                                              ------------     ------------

         Revenue                                   100.0%           100.0%

         Gross profit                               20.3%            22.2%

         Selling, general and
            administrative expenses                 20.0%            17.1%
         Depreciation and amortization               2.0%             2.3%
         Other expense, net                          1.4%             0.0%
         Interest expense                            1.8%             1.7%

         (Loss) income from continuing
           operations                               (3.7)%            0.6%

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

Consolidated Statements of Operations For The Years Ended December 31, 2001, 2000 and 1999............................29

Consolidated Statements of Changes in Stockholders' Equity For The Years Ended December 31, 2001, 2000 and 1999.......30

Consolidated Statements of Cash Flows For The Years Ended December 31, 2001, 2000 and 1999............................31

Notes to Consolidated Financial Statements............................................................................32

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated February 26, 2002 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Form 10-K filed on April 16, 2002, and has not been reissued by Arthur Andersen LLP since that date. Such audit report was issued prior to the changes in the consolidated financial statements disclosed in Footnote 19. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.


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

ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 26, 2002
(except with respect to the matters discussed in Note 9, as to which the date is April 15, 2002)

                           CD&L, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                       ASSETS
                                                                                                     December 31,
                                                                                                     ------------
                                                                                                2001                2000
                                                                                                ----                ----
CURRENT ASSETS:
Cash and cash equivalents (Note 2)                                                            $1,165                 $319
Accounts receivable, less allowance for doubtful accounts of $951
and $1,840 in 2001 and 2000, respectively (Note 9)                                            15,077               17,596
Deferred income taxes (Notes 2 and 11)                                                           221                1,369
Prepaid expenses and other current assets (Note 5)                                             1,962                1,548
Net assets of discontinued operations (Note 3)                                                     -                4,591
                                                                                             -------              -------
Total current assets                                                                          18,425               25,423


EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 6)                                      1,961                2,841
INTANGIBLE ASSETS, net (Notes 2, 4 and 7)                                                     12,252               20,666
NOTE RECEIVABLE FROM STOCKHOLDER, less allowance of $2,500
in 2001 and 2000 (Note 16)                                                                       300                  408
SECURITY DEPOSITS AND OTHER ASSETS                                                             1,928                  402
DEFERRED INCOME TAXES (Notes 2 and 11)                                                           615                   -
NET ASSETS OF DISCONTINUED OPERATIONS (Note 3)                                                     -                8,045
                                                                                             -------              -------
            Total assets                                                                     $35,481              $57,785
                                                                                             =======              =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings (Note 9)                                                                     $-             $11,169
Current maturities of long-term debt (Note 9)                                                   2,362               5,752
Accounts payable                                                                                3,790               4,316
Accrued expenses and other current liabilities (Note 8)                                         7,350               7,616
                                                                                              -------             -------
Total current liabilities                                                                      13,502              28,853

LONG-TERM DEBT, net of current maturities (Note 9)                                             18,233              17,765

DEFERRED INCOME TAXES (Notes 2 and 11)                                                              -               1,159

OTHER LONG-TERM LIABILITIES                                                                       131                 124
                                                                                              -------             -------

            Total liabilities                                                                  31,866              47,901
                                                                                              -------             -------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)                                                     -                  -
                                                                                              -------             -------

STOCKHOLDERS' EQUITY (Notes 13, 14 and 15):

Preferred stock, $.001 par value; 2,000,000 shares authorized; no
shares issued and outstanding                                                                       -                  -
Common stock, $.001 par value; 30,000,000 shares authorized,
7,688,027 shares issued in 2001 and 2000                                                            8                   8
Additional paid-in capital                                                                     12,883              12,883
Treasury stock, 29,367 shares at cost                                                            (162)              (162)
Accumulated deficit                                                                            (9,114)            (2,845)
                                                                                              -------             -------

Total stockholders' equity                                                                      3,615               9,884
                                                                                              -------             -------
             Total liabilities and stockholders' equity                                       $35,481             $57,785
                                                                                              =======             =======


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          CD&L, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                             As Restated (Note 19)

                                                             For the Years Ended December 31,
                                                            ------------------------------------
                                                               2001          2000          1999
                                                            ---------     ---------     ---------
Revenue (Note 2)                                            $ 160,544     $ 170,079     $ 158,380
Cost of revenue                                               127,840       135,616       123,205
                                                            ---------     ---------     ---------

  Gross profit                                                 32,704        34,463        35,175
                                                            ---------     ---------     ---------

Costs and Expenses:
Selling, general and administrative expenses                   26,881        33,978        27,123
Goodwill impairment                                             3,349          --            --
Depreciation and amortization                                   2,476         3,355         3,672
Other expense, net (Notes 3,4 and 16)                           4,685         2,438            80
Interest expense                                                2,897         3,060         2,731
                                                            ---------     ---------     ---------

Total Costs and Expenses                                       40,288        42,831        33,606
                                                            ---------     ---------     ---------

(Loss) income from continuing operations before
  (benefit) provision for income taxes                         (7,584)       (8,368)        1,569
(Benefit) provision for income taxes
 (Notes 2 and 11)                                              (1,780)       (2,139)          619
                                                            ---------     ---------     ---------

(Loss) income from continuing operations                       (5,804)       (6,229)          950
                                                            ---------     ---------     ---------

Discontinued operations (Note 3)
  Income from discontinued operations, net of provision
  for income taxes of  $0, $796 and $1,276, respectively
                                                                 --           1,388         1,961
  Provision for loss on disposal of assets, net of
  benefit for income taxes of $240, $125 and $0,
  respectively                                                   (465)       (2,807)         --
                                                            ---------     ---------     ---------
Net (loss) income from discontinued operations                   (465)       (1,419)        1,961
                                                            ---------     ---------     ---------
   Net (loss) income                                        ($  6,269)    ($  7,648)    $   2,911
                                                            =========     =========     =========

Basic (loss) income per share:
  Continuing operations                                     ($    .76)    ($    .84)    $     .13
  Discontinued operations                                   ($    .06)    ($    .19)    $     .27
                                                            ---------     ---------     ---------
  Net (loss) income per share                               ($    .82)    ($   1.03)    $     .40
                                                            =========     =========     =========

Diluted (loss) income per share:
  Continuing operations                                     ($    .76)    ($    .84)    $     .12
  Discontinued operations                                   ($    .06)    ($    .19)    $     .25
                                                            ---------     ---------     ---------
  Net (loss) income per share                               ($    .82)    ($   1.03)    $     .37
                                                            =========     =========     =========

Basic weighted average common
  shares outstanding                                            7,659         7,430         7,214
                                                            =========     =========     =========
Diluted weighted average common
  shares outstanding                                            7,659         7,430         7,868
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

                          CD&L, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                             As Restated (Note 19)


                                                                                    For The Years Ended December 31,
                                                                                   ----------------------------------
                                                                                     2001         2000         1999
                                                                                   --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                ($ 6,269)    ($ 7,648)    $  2,911
  Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations -
  Gain on disposal of equipment and leasehold improvements                              (26)        (116)         (36)
  Income from discontinued operations                                                  --         (1,388)      (1,961)
  Loss on sale of subsidiary                                                          2,283         --           --
  Loss on disposal of assets of discontinued operations                                 465        2,807         --
  Goodwill impairment                                                                 3,349         --           --
  Depreciation and amortization                                                       2,476        3,355        3,672
  Write-off of note receivable                                                        2,500         --           --
  Provision for doubtful note receivable                                               --          2,500         --
  Provision for doubtful accounts                                                       (69)       1,995          522
  Deferred income tax (benefit) provision                                              (626)        (959)         488
  Changes in operating assets and liabilities
      (Increase) decrease in -
           Accounts receivable                                                        1,381       (2,073)      (1,852)
          Prepaid expenses and other current assets                                  (1,195)       1,089       (1,927)
           Note receivable from stockholder, security deposits and other assets         159         (250)        (149)
      Increase (decrease) in -
          Accounts payable, accrued expenses and other current liabilities             (493)       1,438          115
           Other long-term liabilities                                                    7            4          (77)
                                                                                   --------     --------     --------
             Net cash provided by operating activities of continuing
               operations                                                             3,942          754        1,706
                                                                                   --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                    (333)        (859)        (746)
   Proceeds from sales of equipment and leasehold improvements                          222          213          433
   Proceeds from sales of businesses, net                                            12,531         --           --
   Purchases of businesses, net of cash acquired                                       --           --         (3,360)
                                                                                   --------     --------     --------
             Net cash provided by (used in) investing activities of
               continuing operations                                                 12,420         (646)      (3,673)
                                                                                   --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term (repayments) borrowings, net                                           (11,169)       3,981       (6,389)
   Proceeds from long-term debt                                                        --           --         15,000
   Repayments of long-term debt                                                      (3,008)      (2,821)      (3,487)
   Issuance of debt in connection with acquisition of assets included in
    discontinued operations (retained by continuing operations)                        --           --          2,170
   Issuance of common stock                                                            --            163          401
   Deferred financing costs                                                            --           --         (1,171)
                                                                                   --------     --------     --------
             Net cash (used in) provided by financing activities of continuing
               operations                                                           (14,177)       1,323        6,524
                                                                                   --------     --------     --------

CASH USED IN DISCONTINUED OPERATIONS                                                 (1,339)      (1,438)      (4,514)
                                                                                   --------     --------     --------

             Net increase (decrease) in cash and cash equivalents                       846           (7)          43
CASH AND CASH EQUIVALENTS, beginning of year                                            319          326          283
                                                                                   --------     --------     --------
CASH AND CASH EQUIVALENTS, end of year                                             $  1,165     $    319     $    326
                                                                                   ========     ========     ========


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

(3) DISCONTINUED OPERATIONS:

On December 1, 2000, the Company made a strategic decision to dispose of its air delivery business. Subsequently, on March 30, 2001, the Company consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc. ("Sureway"), its air delivery business. The selling price for the net assets was approximately $14,150,000 and was comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by the Company. The Note Receivable bears interest at the rate of 10.0% per annum, with interest only payable in monthly installments. The entire balance of principal, plus all accrued interest, is due and payable on March 30, 2006. As of December 31, 2001 collection of the Note Receivable, interest accrued thereon and certain other related receivables was in doubt. As such, the Company recorded a pre-tax charge of $2,500,000 in Other expense, net in the accompanying financial statements in the fourth quarter of 2001 to write-off the Note Receivable and the Company recorded a pre-tax charge of $705,000 in Discontinued Operations in the accompanying financial statements in the fourth quarter of 2001 to write-off certain other direct expenses incurred on behalf of Sureway for which collection is in doubt and to true-up certain accruals that were estimated in 2000 relative to the disposition of Sureway. Collection efforts on all amounts due will continue. As a result of this transaction and the subsequent adjustments to certain receivables and other liabilities retained by us, provisions for losses on the disposition of the Company's air delivery business have been provided in Discontinued Operations in the amounts of $465,000 and $2,807,000 (net of benefit for income taxes of $240,000 and $125,000, respectively) for the years ended December 31, 2001 and 2000, respectively.

Accordingly, the financial position, operating results and the provision for loss on the disposition of the Company's air delivery business have been segregated from continuing operations and reclassified as a discontinued operation in the accompanying consolidated financial statements.

Results from the discontinued air delivery business were as follows (in thousands) -

                                                     For the Year     For the Year      For the Year
                                                         Ended           Ended            Ended
                                                     December 31,      December 31,     December 31,
                                                         2001            2000              1999
                                                       --------         --------         --------

Revenue                                                $   --           $ 61,037         $ 66,184
                                                       ========         ========         ========

Income from discontinued
   operations,  net  of  provision  for  income
   taxes of $0, $796 and $1,276, respectively
                                                       $   --           $  1,388         $  1,961
                                                       ========         ========         ========
Provision  for loss on disposal of assets,  net
   of benefit  for income  taxes of $240, $125
   and $0, respectively                                   ($465)         ($2,807)        $   --
                                                       ========         ========         ========



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

The net assets of discontinued operations are comprised of the following (in thousands) -

                                                                   December 31,
                                                                       2000
                                                                   ------------

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
                                                     ======           ======

The Company incurred capital lease obligations of $693,000 and $0 in 2001 and 2000 for vehicles and warehouse equipment.

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

                               2001            2000            1999
                            -------         -------         -------
Federal-
  Current                   ($1,061)        ($  988)        ($   37)
  Deferred                     (535)           (962)            666
State                          (184)           (189)            (10)

                            -------         -------         -------
                            ($1,780)        ($2,139)        $   619
                            =======         =======         =======

The Company has estimated Federal Net Operating Losses ("NOLs") available to offset future income of approximately $550,000 and $0 as of December 31, 2001 and 2000, respectively. Such NOLs expire in 2021. As of December 31, 2001 utilization of such NOLs was in doubt and the Company recorded a valuation allowance of $190,000 in conjunction with such NOLs.


The components of deferred income tax assets and liabilities, are as follows (in thousands) -


                                                                         December 31,
                                                                     -------------------
                                                                       2001        2000
                                                                     -------     -------
Deferred income tax assets -
  Current -
     Allowance for doubtful accounts                                 $   630     $ 1,785
     Basis differential of items included in discontinued
       operations resulting in current deferred tax asset
       (retained by continuing operations)                              --           269
     Federal NOL carryforwards                                           190        --
     Reserves and other, net                                             591         520
                                                                     -------     -------
         Total current deferred income tax assets                      1,411       2,574
  Non-current -
     Accumulated depreciation and amortization                           909        --
                                                                     -------     -------
         Total non-current deferred income tax assets                    909        --
                                                                     -------     -------
Valuation Allowance                                                   (1,190)     (1,000)
                                                                     -------     -------
          Net total deferred income tax assets                       $ 1,130     $ 1,574
                                                                     =======     =======

Deferred income tax liabilities -
  Current -
     Reserves and other, net                                         $  --       $  (146)
     Basis differential of items included in discontinued
       operations resulting in current deferred tax liability
       (retained by continuing operations)                              --           (59)
                                                                     -------     -------
         Total current deferred income tax liabilities                  --          (205)
                                                                     -------     -------
  Non-current -
     Accumulated depreciation and amortization                          --          (190)
     Cash to accrual differences                                        --           (72)
     Basis differential of items included in discontinued
       operations resulting in non-current deferred tax liability
       (retained by continuing operations)                              --          --
      Other                                                             (294)       (897)
                                                                     -------     -------
         Total non-current deferred income tax liabilities              (294)     (1,159)
                                                                     -------     -------
         Total deferred income tax liabilities                       ($  294)    ($1,364)
                                                                     -------     -------

        Net deferred tax asset                                       $   836     $   210
                                                                     =======     =======

The differences in Federal income taxes provided and the amounts determined by applying the Federal statutory tax rate (34%) to (loss) income from continuing operations before income taxes for the years ended December 31, 2001, 2000 and 1999, result from the following (in thousands) -

                                                           2001        2000        1999
                                                          -------     -------     -------
Tax at statutory rate                                     ($2,578)    ($2,845)    $   533
Add (deduct) the effect of-
  State income taxes, net of Federal benefit                 (129)       (126)         (7)
   Reserve on deferred tax asset                              190         850        --
   Capital loss on sale of subsidiary (no tax benefit)        776        --          --
  Nondeductible expenses and other, net                       (39)        (18)         93


                                                          -------     -------     -------
  (Benefit) provision for income taxes                    ($1,780)    ($2,139)    $   619
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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net (loss) income and (loss) income per share were as follows (in thousands, except per share data):

                                                      2001          2000          1999
                                                    ---------     ---------     ---------
(Loss) income from continuing operations - as
  reported                                            ($5,804)      ($6,229)         $950
Net (loss) income from discontinued operations -
as reported                                              (465)       (1,419)        1,961
                                                    ---------     ---------     ---------
Net (loss) income - as reported                       ($6,269)      ($7,648)       $2,911
                                                    =========     =========     =========
(Loss) income from continuing operations - pro
forma                                                 ($5,928)      ($7,356)         $533
Net (loss) income from discontinued operations -
pro forma                                                (465)       (1,419)        1,961
                                                    ---------     ---------     ---------
Net (loss) income - pro forma                         ($6,393)      ($8,775)       $2,494
                                                    =========     =========     =========

Basic (loss) income per share:
    Continuing operations - as reported                 ($.76)        ($.84)         $.13
    Discontinued operations - as reported               ($.06)        ($.19)         $.27
                                                    ---------     ---------     ---------
   Net (loss) income per share - as reported            ($.82)       ($1.03)         $.40
                                                    =========     =========     =========
    Continuing operations - pro forma                   ($.77)        ($.99)         $.07
    Discontinued operations - pro forma                 ($.06)        ($.19)         $.27
                                                    ---------     ---------     ---------
   Net (loss) income per share - pro forma              ($.83)       ($1.18)         $.34
                                                    =========     =========     =========
Diluted (loss) income per share:
    Continuing operations - as reported                 ($.76)        ($.84)         $.12
    Discontinued operations - as reported               ($.06)        ($.19)         $.25
                                                    ---------     ---------     ---------
   Net (loss) income per share - as reported            ($.82)       ($1.03)         $.37
                                                    =========     =========     =========
    Continuing operations - pro forma                   ($.77)        ($.99)         $.07
    Discontinued operations - pro forma                 ($.06)        ($.19)         $.25
                                                    ---------     ---------     ---------
   Net (loss) income per share - pro forma              ($.83)       ($1.18)         $.32
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

(18) QUARTERLY FINANCIAL DATA (UNAUDITED):

Unaudited quarterly financial data for the years ended December 31, 2001 and 2000 was as follows (in thousands, except per share amounts) -


                                                                 Quarter Ended
                                               -------------------------------------------------
                                               March 31,    June 30,  September 30,  December 31,
                                               --------     -------   ------------   -----------
Year ended December 31, 2001:
  Revenue                                     $ 40,037     $ 39,797     $ 40,566     $ 40,144
  Gross Profit                                   8,584        8,561        8,287        7,272
  (Loss) Income From Continuing Operations         (12)      (2,058)         114       (3,848)
  Net (Loss) Income                                (12)      (2,058)         114       (4,313)
  Basic (Loss) Income Per Share                   (.00)        (.27)         .01         (.56)
  Diluted (Loss) Income Per Share                 (.00)        (.27)         .01         (.56)
  Basic Weighted Average Common Shares
  Outstanding                                    7,659        7,659        7,659        7,659
  Diluted Weighted Average Common Shares
  Outstanding                                    7,659        7,659        8,164        7,659

Year ended December 31, 2000:
  Revenue                                     $ 42,903     $ 41,878     $ 43,040     $ 42,258
  Gross Profit                                   8,722        9,167        9,175        7,399
  Loss From Continuing Operations               (1,354)        (212)        (400)      (4,263)
  Net (Loss) Income                             (1,110)         128          116       (6,782)
  Basic (Loss) Income Per Share                   (.15)         .02          .02         (.89)
  Diluted (Loss) Income Per Share                 (.15)         .02          .01         (.89)
  Basic Weighted Average Common Shares
  Outstanding                                    7,353        7,353        7,353        7,659
  Diluted Weighted Average Common Shares
  Outstanding                                    7,353        7,915        8,034        7,659

(19)   SUBSEQUENT EVENT (UNAUDITED):

Pursuant to a letter from the Securities and Exchange Commission dated November 12, 2002 and follow-up correspondence, the Company has amended its financial statements for the year ended December 31, 2001 to reflect two requested changes. The "Operating (loss) income" subtotal on the Consolidated Statements of Operations has been eliminated and the write-off of the $2,500,000 Note Receivable from the purchasers of Sureway has been reclassified from "Discontinued Operations" to "Other expense, net." Footnotes numbered 3, 11, 13 and 18 as well as all references related to these two items have been adjusted to reflect such changes.

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

--------------------- -----------------------------------------------------------------------------------------------
10.10                 Amendment dated April 12, 2002 to Paribas Agreement.
--------------------- -----------------------------------------------------------------------------------------------
10.11                 Form of Employment  Agreement,  dated as of May 1, 2000,  with William T. Brannan  (Employment agreements  of Michael  Brooks and Russell J. Reardon are in the same  form)(filed  as Exhibit
                      10.9 to the  Company's  Annual  Report on From 10-K for the year ended  December  31, 2000 and incorporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.12                 Amendment  to Albert W. Van Ness,  Jr.  Employment  Agreement  dated  March 15, 2001 (filed as
                      Exhibit  10.18 to the  Company's  Annual  Report on Form 10-K for the year ended  December 31,
                      2000 and incorporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.13                 Employee Stock Purchase  Program (filed as Exhibit B to the Company's 2000 Proxy Statement and incorporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.14                 Asset Purchase  Agreement by and among Sureway  Worldwide LLC, Global Delivery  Systems,  LLC,
                      Sureway  Air Traffic  Corporation  and CD&L,  Inc.  (filed as Exhibit  10.16 to the  Company's
                      Annual  Report on Form 10-K for the year ended  December 31, 2000 and  incorporated  herein by reference) (hereinafter "Sureway Agreement").
--------------------- -----------------------------------------------------------------------------------------------
10.15                 $2,500,000 Subordinated Note in favor of CD&L, Inc. issued pursuant to Sureway Agreement by the purchaser, Sureway Worldwide, LLC (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.16                 Stock Purchase  Agreement dated June 14, 2001 by and among Executive  Express,  Inc.,  Charles
                      Walch,  National Express Company,  Inc. and CD&L, Inc. (filed as Exhibit 10.1 to the Company's
                      Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and  incorporated  herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.17                 Promissory  Note in the sum of  $1,650,000  of  Executive  Express,  Inc.  dated June 14, 2006
                      (filed as Exhibit 10.2 to the  Company's  Quarterly  Report on Form 10-Q for the quarter ended
                      June 30, 2001 and incorporated by reference).
--------------------- -----------------------------------------------------------------------------------------------
10.18                 Amendment  Number 2 dated June 6, 2001 to the Employment  Agreement  dated June 5, 2000 by and between  the  Company  and Albert W. Van Ness,  Jr.  (filed as Exhibit  10.6 to the  Company's
                      Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and  incorporated  herein by reference).
--------------------- -----------------------------------------------------------------------------------------------
11.1                  Statement Regarding Computation of Net (Loss) Income Per Share.
--------------------- -----------------------------------------------------------------------------------------------
21.1                  List of subsidiaries of CD&L, Inc.
--------------------- -----------------------------------------------------------------------------------------------
23.1                  Notice of Inability to Obtain Consent From Arthur Andersen LLP
--------------------- -----------------------------------------------------------------------------------------------

--------------------- -----------------------------------------------------------------------------------------------
25.1                  Power of Attorney
--------------------- -----------------------------------------------------------------------------------------------
99.1                  Letter from Registrant to the Securities and Exchange  Commission  relating to Arthur Andersen
                      LLP
--------------------- -----------------------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              CD&L, INC.



                                              By: /s/ Russell J. Reardon
                                                  --------------------------
                                                  Russell J. Reardon
Dated:  March 25, 2003                            Chief Financial Officer


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



             Signature                                     Title                                   Date
             ---------                                     -----                                   ----
/s/ Albert W. Van Ness, Jr.          Chairman  of the Board,  Chief  Executive  Officer        March 25, 2003
------------------------------       (Principal Executive Officer) and Director
Albert W. Van Ness, Jr.

        *                            President, Chief Operating Officer and Director           March 25, 2003
------------------------------
William T. Brannan

        *                            Vice   President,    Chief    Financial    Officer        March 25, 2003
------------------------------       (Principal Financial and Accounting Officer)
Russell J. Reardon

        *                            Group Operations President and  Director                  March 25, 2003
------------------------------
Michael Brooks

        *                            Director                                                  March 25, 2003
------------------------------
Thomas E. Durkin

        *                            Director                                                  March 25, 2003
------------------------------
Jon F. Hanson

        *                            Director                                                  March 25, 2003
------------------------------
Marilu Marshall



        *                            Director                                                  March 25, 2003
------------------------------
Matthew Morahan

        *                            Director                                                  March 25, 2003
------------------------------
John Simourian

        *                            Director                                                  March 25, 2003
------------------------------
John S. Wehrle


*By:  /s/ Albert W. Van Ness, Jr.
     ----------------------------
        Albert W. Van Ness, Jr.
        Attorney-in-Fact

                                   Schedule II

                           CD&L, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                         Balance            Charged                                                Balance
                                            at             to Costs          Write-offs                             at End
                                        Beginning             And             (Net of                                 of
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

The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                INDEX TO EXHIBITS

Exhibits                                                                                                 Page
10.6              Amendment dated as of March 31, 2002 to First Union Credit Agreement                     2

10.10             Amendment dated April 12, 2002 to Paribas Agreement                                     12

11.1              Statement Regarding Computation of Net (Loss) Income Per Share                          24

21.1              List of Subsidiaries of CD&L, Inc.                                                      25

23.1              Notice of Inability to Obtain Consent From Arthur Andersen LLP                          26

25.1              Power of Attorney                                                                       27

99.1              Letter from Registrant to the Securities and Exchange Commission
                  relating to Arthur Andersen LLP                                                         28
