Form 10-K
period 2002-12-31
CD&L INC
filed 2003-04-30
CIK 1000779

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether: the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes |_| No |X|

The aggregate market value of voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2002), was $3,374,888.

The number of shares of the registrant's Common Stock, $.001 par value, outstanding was 7,658,660 and the aggregate market value of voting common equity of the registrant held by non-affiliates of the registrant was $2,610,763 as of April 17, 2003.

Documents Incorporated by Reference: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                   CD&L, INC.

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                      INDEX

                                                                                                          Page(s)
                                                                                                          -------
PART I
------
    Item 1.       Business Description ...................................................................... 3
    Item 2.       Properties.................................................................................11
    Item 3.       Legal Proceedings..........................................................................12
    Item 4.       Submission of Matters to a Vote of Security Holders........................................12


PART II
-------
    Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters......................13
    Item 6.       Selected Financial Data....................................................................14
    Item 7.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.....................................................15
    Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.................................25
    Item 8.       Financial Statements and Supplementary Data................................................26
    Item 9.       Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures....................................................54


PART III
--------
    Item 10.      Directors and Executive Officers of the Company............................................55
    Item 11.      Executive Compensation.....................................................................55
    Item 12.      Security Ownership of Certain Beneficial Owners and Management ............................55
    Item 13.      Certain Relationships and Related Transactions.............................................55
    Item 14.      Controls and Procedures....................................................................55


PART IV
-------
    Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K............................56

SIGNATURES  .................................................................................................59

CERTIFICATIONS   ............................................................................................60

                                     PART I

         Statements and information presented within this Annual Report on Form 10-K for CD&L, Inc. (the "Company", "CD&L", or "we") include certain statements that may be deemed to be "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Exchange Act. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are generally intended to identify forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors (Item 1. Business Description - Risk Factors) discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by these factors.

Item 1.  Business Description

Overview

           We are one of the leading national full-service providers of customized, same-day, time-critical, delivery services to a wide range of commercial, industrial and retail customers. Our services are provided throughout the United States, but concentrated on the East Coast.

           In conjunction with our initial public offering in November 1995 we acquired 11 time-critical ground and air delivery businesses that operated in 52 cities across the United States. As of December 31, 2002, we had acquired 15 additional time-critical ground and air delivery businesses and sold the ground courier operations in the Mid-West, one of the contract logistics operations and the Company's air courier division.

           We offer the following delivery services:

              o rush delivery service, typically consisting of delivering time-sensitive packages, such as critical parts, emergency medical devices and legal and financial documents from point-to-point on an as-needed basis;


              o routed services, providing, on a recurring and often daily basis, deliveries from pharmaceutical suppliers to pharmacies, from manufacturers to retailers, and the inter-branch distribution of financial documents in a commingled system;

              o facilities management, including providing and supervising mailroom personnel, mail and package sorting, internal delivery and outside local messenger services; and


              o dedicated contract logistics, providing a comprehensive solution to major corporations that want the control, flexibility and image of an in-house fleet with all the economic benefits of outsourcing.

           At December 31, 2002 and March 31, 2003, the Company did not comply with the Minimum Earnings, Fixed Charge Coverage Ratio and Cash Flow Leverage Ratio covenants, as defined, at one or both dates. On April 23, 2003, the Company obtained waivers from its lenders for the covenant violations and renegotiated certain covenants and modified certain terms of its revolving credit facility and senior subordinated notes. (See Note 9 of Notes to Consolidated Financial Statements for additional information on the Company's debt).

Our Industry

           The same-day delivery industry is serviced by a fragmented system of thousands of companies that include only a small number of large regional or national operators. The industry has been impacted by the following:

              o Outsourcing and Vendor Consolidation. Commercial and industrial businesses, which choose same-day delivery services, sometimes prefer concentrating on their core business by outsourcing non-core activities. These businesses seek single-source solutions for their regional and national same-day delivery needs rather than utilizing a number of smaller, local delivery companies. At the same time, some larger national and international companies are looking toward decentralized distribution systems.

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

Our Services

           We provide our customers with a full range of customized, same-day, time-critical, delivery service options.

Rush. In providing rush delivery services, or services on demand, our messengers and drivers respond to customer requests for the immediate pick-up and delivery of time-sensitive packages. We generally offer one-, two- and four-hour service, on a 7-days-a-week, 24-hours-a-day basis. Our typical customers for rush service include commercial and industrial companies, health care providers and service providers such as accountants, lawyers, advertising and travel agencies and public relations firms.

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

Facilities Management. We provide complete mailroom management services, by offering customized solutions that include absorbing the entire mailroom function. This includes mail meter management, messenger delivery services, main entrance personnel and management personnel.

Dedicated Contract Logistics. We offer efficient and cost-effective dedicated delivery solutions, such as fleet replacement solutions, dedicated delivery systems and transportation systems management services. These services provide major health care providers, office product companies, retailers and financial institutions with the control, flexibility and image of an in-house fleet and with all of the economic benefits of outsourcing.

Our Internal Operations

           We operate from 57 leased facilities and 33 customer owned facilities in 21 states. The size of each facility varies, but typically includes dedicated dispatch and order entry functions as well as delivery personnel. We accomplish coordination and deployment of our delivery personnel either through communications systems linked to our computers, through pagers, mobile data units, or by radio or telephone. A dispatcher coordinates shipments for delivery within a specific time frame. We route a shipment according to its type and weight, the geographic distance between its origin and destination and the time allotted for its delivery. In the case of scheduled deliveries, we design routes to minimize the unit costs of the deliveries and to enhance route density. We continue to deploy new hardware and software systems designed to enhance the capture, routing, tracking and reporting of deliveries throughout our network. To further improve customer service, we offer customers the opportunity to access this information via the Internet.

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

Competition

           The market for our delivery services is highly competitive. We believe that the principal competitive factors in the markets in which we compete are reliability, quality, breadth of service offerings, technology and price. We compete on all of those factors. Most of our competitors in the time-critical, same-day, delivery market are privately held companies that operate in only one location or within a limited service area. Our services are available 24-hours-a-day, 7-days-a-week.

Acquisitions and Sales of Businesses

           We were formed as a Delaware corporation in June 1994. As of December 31, 2002, we had acquired 26 same-day time-critical delivery businesses, including the 11 companies that we acquired simultaneously with the commencement of our operations in November 1995. We paid approximately $67,800,000 ($29,600,000 in cash and 2,935,702 shares of our common stock) to acquire the 11 founding companies. In addition to the acquisition of those companies, we acquired certain additional assets from two companies in transactions that we accounted for as purchases. Those acquired assets were not material.

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

           In 1999, we acquired four same-day, time-critical delivery businesses that had aggregate annual revenues of approximately $24,800,000. We paid approximately $12,700,000 for the businesses consisting of a combination of cash, shares of our common stock and seller-financed debt. The acquisitions were accounted for as purchase transactions. Under the terms of the purchase agreements, additional payments of approximately $600,000 were made in 2000 and 2001 upon the accomplishment of certain financial objectives.

           On December 1, 2000, we made a strategic decision to dispose of our air delivery business. On March 30, 2001, we consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc. ("Sureway"), our air delivery business. The selling price for the net assets was approximately $14,150,000 and was comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by us. The financial position, operating results and the provision for loss on the disposition of the Company's air delivery business have been segregated from continuing operations and classified as discontinued operations in the accompanying consolidated financial statements.

           The Company reported net losses of $0, $465,000 and $1,419,000 from discontinued operations for the years ended December 31, 2002, 2001 and 2000, respectively (including provisions for losses on the disposition of the assets of the Company's air delivery business, (net of benefit for income taxes of $0, $240,000 and $125,000) of $0, $465,000 and $2,807,000, respectively).

           In February 1999, the Company became obligated for seller-financed acquisition debt of $1,650,000 related to the acquisition of Gold Wings (See
Note 4 of Notes to Consolidated Financial Statements). As of February 28, 2003, the note had a remaining principal balance of approximately $1,000,000 (the "CDL/Gold Note"). On February 28, 2003, the Company completed a series of related transactions with GMV Express, Inc. ("GMV"), Richard Gold (a principal of GMV) ("Gold") and his affiliates, and Global Delivery Systems LLC ("Global") and its subsidiary, Sureway Worldwide LLC ("Sureway Worldwide"). The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold is that the Company assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that the Company is now relieved of its $1,000,000 liability for the CDL/Gold Note and the Company has no further rights to the Note Receivable. In addition, the Company received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, the Company recorded a gain of approximately $1,000,000 in the first quarter of 2003.

            On June 14, 2001, the Company consummated a transaction providing for the sale of all the outstanding stock of National Express, Inc., the Company's ground courier operations in the Mid-West. The selling price was approximately $2,530,000 and was comprised of $880,000 in cash and a subordinated promissory note (the "Promissory Note") for $1,650,000.

           As of March 14, 2003, the Promissory Note was amended to defer the interest and principal payments due on December 14, 2002 and March 14, 2003. A new quarterly payment schedule will commence on June 14, 2003 with interest only payments at a new interest rate at 9.0% per annum. Upon the earlier of June 14, 2004 or the maker of the Promissory Note meeting certain financial benchmarks, principal payments shall resume and the interest rate will prospectively revert back to 7.0% per annum. The final balloon payment of approximately $1,100,000 plus any remaining principal or unpaid interest remains due on June 14, 2006.

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

Safety

           We seek to ensure that all of our employee drivers meet safety standards established by us and our insurance carriers as well as the U.S. DOT. In addition, where required by the DOT, state or local authorities, we require that our independent contractors meet certain specified safety standards. We review prospective drivers in an effort to ensure that they meet applicable requirements.

Employees and Independent Contractors

           As of December 31, 2002, we employed approximately 1,425 people, 782 as drivers or messengers, 470 in operations, 133 in clerical and administrative positions, 14 in sales, 19 in information technology and 7 in executive management. We are not a party to any collective bargaining agreements. We also had agreements with approximately 2,230 independent contractors as of December 31, 2002. We have not experienced any work stoppages and believe that our relationship with our employees and independent contractors is good.

Risk Factors

         You should carefully consider the following factors as well as the other information in this report before deciding to invest in shares of our common stock.

We have limited capital resources.

           The Company has an accumulated deficit of ($8,829,000) as of December 31, 2002. In addition, at December 31, 2002 and March 31, 2003, the Company did not comply with the Minimum Earnings, Fixed Charge Coverage Ratio and Cash Flow Leverage Ratio covenants, as defined, at one or both dates. On April 23, 2003, the Company obtained waivers from its lenders for the covenant violations and renegotiated certain covenants and modified certain terms of its revolving credit facility and senior subordinated notes. (See Note 9 of Notes to Consolidated Financial Statements for additional information on the Company's debt). There can be no assurances that the Company's lenders will agree to waive any future covenant violations, if any, continue to renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

           As of December 31, 2002, we had total cash on hand and borrowing ability of $3,890,000 under our revolving credit facility, after adjusting for the restrictions for outstanding letters of credit and minimum availability requirements. We believe that cash flows from operations and the Company's borrowing capacity after the debt modifications referred to below, are sufficient to support the Company's operations and general business and capital requirements for at least the next twelve months. Such conclusions are predicated upon sufficient cash flow from operations and the continued availability of a revolving credit facility. The risks associated with cash flow from operations are mitigated by the Company's low gross profit margin. Unless catastrophic, decreases in revenue should be accompanied by corresponding decreases in costs, resulting in minimal impact to liquidity.

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

           We utilize the services of approximately 260 employee drivers. From time to time some of those drivers are involved in automobile accidents. We currently carry liability insurance of $1,000,000 for each driver accident, subject to applicable deductibles (generally $350,000 per occurrence) and carry umbrella coverage up to $10,000,000 in the aggregate. However, claims against us may exceed the amounts of available insurance coverage. We also contract with approximately 2,230 independent contractor drivers. In accordance with Company policy, all independent contractor drivers are required to maintain liability coverage as well as workers' compensation or occupational accident insurance. If we were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims, or unfavorable resolutions of claims, our operating results could be materially affected.

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

         o  U.S. business activity; and

         o  the levels of unemployment.

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

           We are permitted, and in some cases obligated, to issue shares of common stock in addition to the common stock that is currently outstanding. If and when we issue these shares, the percentage of the common stock currently issued and outstanding will be diluted. The following is a summary of additional shares of common stock that we have currently reserved for issuance as of December 31, 2002:

           o 506,250 shares are issuable upon the exercise of outstanding warrants at an exercise price of $.001 per share.

           o 4,000,000 shares are issuable upon the exercise of options or other benefits under our employee stock option plan, consisting of:

             o outstanding options to purchase 1,806,153 shares at a weighted average exercise price of $3.09 per share, of which options covering 1,770,987 shares were exercisable as of December 31, 2002; and

             o 2,193,847 shares available for future awards after December 31,
               2002.

           o 200,000 shares are issuable upon the exercise of options or other benefits under our independent director stock option plan, consisting of:

             o outstanding options to purchase 127,500 shares at a weighted average exercise price of $1.85 per share, of which options covering 127,500 shares were exercisable as of December 31, 2002; and

             o 72,500 shares available for future awards after December 31,
               2002.

           o 458,083 shares are issuable upon the exercise of outstanding convertible notes at a weighted average exercise price of $6.47 per share.

Our success is dependent on the continued service of our key management personnel.

         Our future success depends, in part, on the continued service of our key management personnel. If certain employees were unable or unwilling to continue in their present positions, our business, financial condition, operating results and future prospects could be materially adversely affected.

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

     o    authorize the Board of Directors to issue preferred stock;

     o    prohibit cumulative voting in the election of directors;

     o    limit the persons who may call special meetings of stockholders;

     o    prohibit stockholder action by written consent; and

     o establish advance notice requirements for nominations for the election of the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

           In addition, we have adopted a Stockholder Protection Rights Plan in order to protect against offers to acquire us that our Board of Directors believes to be inadequate or not otherwise in our best interests. There are, however, certain possible disadvantages to having the Plan in place, which might adversely impact us. The existence of the Plan may limit our flexibility in dealing with potential acquirers in certain circumstances and may deter potential acquirers from approaching us.

Executive Management

           Albert W. Van Ness, Jr., 60, has served as the Chairman of the Board, Chief Executive Officer and Director of CD&L since January 1997. He was formerly the President and Chief Operating Officer of Club Quarters, LLC, a privately held hotel management company and remains a member partner. In the early nineties, Mr. Van Ness served as Director of Managing People & Productivity, a senior management consulting firm. During most of the eighties, Mr. Van Ness held various executive positions with Cunard Line Limited, a passenger ship and luxury hotel company, including Executive Vice President and Chief Operating Officer of the Cunard Leisure Division and Managing Director and President of the Hotels and Resorts Division. Earlier in his career Mr. Van Ness served as the President of Seatrain Intermodal Services, Inc., a cargo shipping company. Mr. Van Ness held various management positions at the start of his professional life with Ford Motor Company, Citibank and Hertz. Mr. Van Ness majored in Sociology and Economics and received a B.A. and M.A. degree and completed his coursework towards his doctorate in Economics. He attended Duke University, Northern State University, South Dakota State University and Syracuse University.

           William T. Brannan, 55, has served as President, Chief Operating Officer and Director of CD&L since November 1994. From January 1991 until October 1994, Mr. Brannan served as President, Americas Region - US Operations, for TNT Express Worldwide, a major European-based overnight express delivery company. Mr. Brannan has more than 25 years of experience in the transportation and logistics industry.

           Michael Brooks, 49, has served as Director of the Company since December 1995 and as Group Operations President since December 2000. Mr. Brooks previously had been the President of Silver Star Express, Inc., a subsidiary of the Company, since November 1995. Prior to the merger of Silver Star Express, Inc. into the Company, Mr. Brooks was President of Silver Star Express, Inc. since 1988. Mr. Brooks has more than 25 years of experience in the same-day delivery and distribution industries. In addition, Mr. Brooks is currently a Member of the Express Carriers Association and various other transportation associations.

           Russell J. Reardon, 53, has served as Vice President - Chief Financial Officer since November 1999. Mr. Reardon previously had been Vice President - Treasurer of CD&L since January 1999. Prior thereto, from September 1998 until January 1999 Mr. Reardon was Chief Financial Officer and Secretary of Able Energy, Inc. a regional energy retailer. From April 1996 until June 1998, Mr. Reardon was Chief Financial Officer and Secretary of Logimetrics, Inc. a manufacturer of broad-band wireless communication devices. He earned an accounting degree and an MBA in Finance from Fairleigh Dickinson University.

           Mark T. Carlesimo, 49, has served as Vice President - General Counsel and Secretary of CD&L since September 1997. From July 1983 until September 1997, Mr. Carlesimo served as Vice President of Legal Affairs of Cunard Line Limited. Earlier in his career, Mr. Carlesimo served as Staff Counsel to Seatrain Lines, Inc., a cargo shipping company and was engaged in the private practice of law. Mr. Carlesimo received a B.A. in Economics from Fordham University in 1975 and received his law degree from Fordham University School of Law in 1979. Mr. Carlesimo is a Member of the Bar of the states of New York and New Jersey.

           Anthony Guzzo, 30, was appointed Vice President - Controller in March 2003. Prior to his appointment, Mr. Guzzo served as the Company's Treasurer since January 2001. Mr. Guzzo previously had been the Company's Director of Financial Reporting since June 2000 and before that was a manager in the Consumer Products and Services Division of Arthur Andersen LLP.

Item 2.  Properties

           As of December 31, 2002, the Company operated from 57 leased facilities (not including 33 customer-owned facilities). These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities also contain storage and warehouse space. The table below summarizes the location of the Company's current leased facilities.

State                                               Number of Leased Facilities
-----                                               ---------------------------
New York..........................................            17
Florida...........................................             7
New Jersey........................................             5
California........................................             4
North Carolina....................................             3
Louisiana.........................................             3
Maine.............................................             2
Ohio..............................................             2
Oklahoma..........................................             2
Indiana...........................................             1
Massachusetts.....................................             1
Pennsylvania......................................             1
South Carolina....................................             1
Tennessee.........................................             1
Washington........................................             1
Arkansas..........................................             1
Connecticut.......................................             1
Georgia...........................................             1
Maryland..........................................             1
Texas.............................................             1
Vermont...........................................             1
                                                           --------
      Total                                                   57

           The Company's corporate headquarters is located at 80 Wesley Street, South Hackensack, New Jersey. The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

           As of December 31, 2002, the Company owned or leased approximately 400 vehicles of various types, which are operated by drivers employed by the Company. The Company also hires independent contractors who provide their own vehicles and are required to carry at least the minimum amount of insurance required by law.

           The Company's aggregate rental expense, primarily for facilities, was approximately $6,747,000, for the year ended December 31, 2002. See Note 12 to the Company's Consolidated Financial Statements.

Item 3.  Legal Proceedings

           In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana, an employee of the Company, and certain other parties in the United States District Court for the Southern District of New York. Under the terms of its acquisition of Securities, the Company had certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a settlement agreement and executed a promissory note (the "Brana Note") in such amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has agreed to repay the Company on December 1, 2003, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. Mr. Brana delivered 357,301 shares of CD&L common stock to the Company as collateral for the Brana Note. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made by Securities on October 16, 2000, $325,000 plus interest at a rate of 10.5% per annum was paid in monthly installments ending July 1, 2001 and the balance of $325,000 plus interest at a rate of 12.0% per annum was paid in monthly installments ending July 1, 2002.

         At December 31, 2002 and 2001, the Company had a receivable due from Mr. Brana totaling $2,800,000. As of December 31, 2002, considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the Brana Note, the Company has recorded a $2,800,000 reserve against the receivable.

         In an effort to resolve all outstanding disputes between Mr. Brana and the Company, a settlement agreement is currently being negotiated. If an agreement is reached, the Company would return to Mr. Brana the 357,301 shares of CD&L common stock held by the Company as collateral for the $2,800,000 note, and provide certain releases for claims that the Company may have against him. Mr. Brana's employment with the Company was terminated on September 1, 2002 and he has served as a paid consultant since that time.

         The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $325,000 and $575,000 as of December 31, 2002 and 2001, respectively.

         Also from time to time, federal and state authorities have sought to assert that independent contractors in the transportation industry, including those utilized by us, are employees rather than independent contractors. We believe that the independent contractors that we utilize are not employees under existing interpretations of federal and state laws. However, federal and state authorities have and may continue to challenge this position. Further, laws and regulations, including tax laws, and the interpretations of those laws and regulations, may change.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock has been trading on the American Stock Exchange under the symbol "CDV" since February 23, 1999. Prior to that date, the Company's Common Stock was included for quotation on the Nasdaq National Market under the symbol "CDLI." The following table sets forth the high and low closing sales prices for the Common Stock for 2001 and 2002.

         2001                                         Low               High
         ----                                         ---               ----
         First Quarter                               $0.37              $1.25
         Second Quarter                              $0.33              $0.62
         Third Quarter                               $0.40              $0.62
         Fourth Quarter                              $0.30              $0.49


         2002                                         Low               High
         ----                                         ---               ----
         First Quarter                               $0.38              $0.61
         Second Quarter                              $0.44              $0.70
         Third Quarter                               $0.40              $0.58
         Fourth Quarter                              $0.46              $0.62

         On April 17, 2003, the last reported sale price of the Common Stock was $0.41 per share. As of March 17, 2003, there were approximately 284 shareholders of record of Common Stock.

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

Item 6.  Selected Financial Data

           The selected consolidated financial data set forth below as of and for the year ended December 31, 2002 is derived from our consolidated financial statements audited by Deloitte & Touche LLP, independent auditors, which are included elsewhere herein. The selected consolidated financial data set forth below for the years ended December 31, 2000 and 2001 and as of December 31, 2001, which are included herein, and for the years ended December 31, 1998 and 1999 and as of December 31, 1998, 1999, and 2000, which are not included herein, are derived from our consolidated financial statements audited by Arthur Andersen LLP, independent public accountants who have ceased operations. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

                             SELECTED FINANCIAL DATA
                    (In thousands, except per share amounts)

Statement of Operations Data:
                                                                  CD&L, Inc. and Subsidiaries (1)
                                      -------------------------------------------------------------------------------------
                                                                   For The Year Ended December 31,
                                      -------------------------------------------------------------------------------------
                                         1998              1999               2000              2001               2002
                                        ------            ------             ------            ------             ------
Revenue                                $130,121          $158,380           $170,079          $160,544           $157,232
Gross profit                             27,709            35,175             34,463            32,704             30,080
Selling, general and
  administrative expenses                22,121            27,123             33,978            26,881             25,492
Goodwill impairment                           -                 -                  -             3,349                  -
Depreciation and amortization             2,589             3,672              3,355             2,476              1,173
Other expense, net                           48                80              2,438             4,685                206
Interest expense                          1,218             2,731              3,060             2,897              2,734
Income (loss) from
  continuing operations                   1,075               950             (6,229)           (5,804)               285
Discontinued operations:
  Income from discontinued
    operations, net of income
    taxes                                 1,236             1,961              1,388                 -                  -
  Provision for loss on
    disposal of assets, net
    of income taxes                           -                 -             (2,807)             (465)                 -
Net income (loss)                      $  2,311          $  2,911          ($  7,648)        ($  6,269)          $    285
Basic income (loss) per
  share:
  -Continuing operations               $    .16          $    .13          ($    .84)        ($    .76)          $    .04
  -Discontinued operations                  .19               .27               (.19)             (.06)                 -
                                       --------          --------           --------          --------           --------
  -Net income (loss)                   $    .35          $    .40          ($   1.03)        ($    .82)          $    .04
                                       ========          ========           ========          ========           ========
Diluted income (loss) per share:
  -Continuing operations               $    .16          $    .12          ($    .84)        ($    .76)          $    .03
  -Discontinued operations                  .18               .25               (.19)             (.06)                 -
                                       --------          --------           --------          --------           --------
  -Net income (loss)                   $    .34          $    .37          ($   1.03)        ($    .82)          $    .03
                                       ========          ========           ========          ========           ========
Basic weighted average shares
 outstanding                              6,662             7,214              7,430             7,659              7,659
Diluted weighted average
 shares outstanding                       6,839             7,868              7,430             7,659              8,167

Balance Sheet Data:                                               CD&L, Inc. and Subsidiaries (1)
                                      -------------------------------------------------------------------------------------
                                                                          December 31,
                                      -------------------------------------------------------------------------------------
                                         1998              1999               2000              2001               2002
                                        ------            ------             ------            ------             ------
Working capital (deficit)             ($  4,196)         $  5,989          ($  3,430)         $  4,923           $  2,869
Equipment and leasehold
   improvements, net                      5,299             4,321              2,841             1,961              1,233
Goodwill and other intangible
   assets, net                           15,931            22,375             20,666            12,252             12,192
Total assets                             46,890            62,513             57,785            35,481             33,821
Total debt                               23,141            32,353             34,686            20,595             17,483
Stockholders' equity                   $ 11,407          $ 17,369           $  9,884          $  3,615           $  3,900

(1) During 2000, the Company discontinued its air operations and subsequently disposed of them in 2001. Accordingly, the operating results and loss on disposition of the air delivery business have been classified as discontinued operations for the periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements.

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

Discontinued Operations

           On December 1, 2000, we made a strategic decision to dispose of our air delivery business and accordingly have restated the accompanying balance sheets, statements of operations and statements of cash flows to reflect such as discontinued operations. On March 30, 2001, we consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc. ("Sureway"), our air delivery business. The selling price for the net assets was approximately $14,150,000 and was comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by us. The Note Receivable originally bore interest at the rate of 10.0% per annum, with interest only payable in monthly installments. The entire balance of principal, plus all accrued interest, was due and payable on March 30, 2006. As of December 31, 2001 collection of the Note Receivable, interest accrued thereon and certain other related receivables was in doubt. Accordingly, the Company recorded a pre-tax charge of $2,500,000 (included in Other expense, net) in the fourth quarter of 2001 to write-off the Note Receivable. Additionally, the Company recorded a pre-tax charge of $705,000 (included in Discontinued Operations) in the fourth quarter of 2001 to write-off certain other direct expenses incurred on behalf of Sureway subsequent to March 30, 2001 for which collection was in doubt and to true-up certain accruals that were estimated in 2000 relative to the disposition of Sureway.

           The Company reported net losses of $0, $465,000 and $1,419,000 from discontinued operations for the years ended December 31, 2002, 2001 and 2000, respectively (including provisions for losses on the disposition of the assets of the Company's air delivery business, (net of benefit for income taxes of $0, $240,000 and $125,000) of $0, $465,000 and $2,807,000, respectively).

           In February 1999, the Company became obligated for seller-financed acquisition debt of $1,650,000 related to the acquisition of Gold Wings (See
Note 4 of Notes to Consolidated Financial Statements). As of February 28, 2003, the note had a remaining principal balance of approximately $1,000,000 (the "CDL/Gold Note"). On February 28, 2003, the Company completed a series of related transactions with GMV Express, Inc. ("GMV"), Richard Gold (a principal of GMV) ("Gold") and his affiliates, and Global Delivery Systems LLC ("Global") and its subsidiary, Sureway Worldwide LLC ("Sureway Worldwide"). The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold is that the Company assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that the Company is now relieved of its $1,000,000 liability for the CDL/Gold Note and the Company has no further rights to the Note Receivable. In addition, the Company received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, the Company recorded a gain of approximately $1,000,000 in the first quarter of 2003.

Critical Accounting Policies and Estimates

           The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts and notes receivable, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies reflect more significant judgments and estimates used in the preparation of its consolidated financial statements.

         Allowance for Doubtful Accounts
         The Company maintains allowances for doubtful accounts and notes receivable for estimated losses resulting from the inability of its customers and debtors to make payments when due or within a reasonable period of time thereafter. The Company estimates allowances for doubtful accounts and notes receivable by evaluating past due aging trends, analyzing customer payment histories and assessing market conditions relating to its customers operations and financial condition. Such allowances are developed principally for specific customers. If the financial condition of the Company's customers and debtors were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.

         Revenue Recognition
         Revenue is recognized when pervasive evidence of an arrangement exists, the price to the customer is fixed or determinable and collectibility is reasonably assured. The Company interprets the timing of revenue recognition to be when services are rendered to customers, and expenses are recognized as incurred. This policy applies to all of the Company's same-day, time-critical delivery service options, including Rush, Scheduled, Facilities Management and Dedicated Contract Logistics. Certain customers pay in advance, giving rise to deferred revenue.

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

         Insurance Reserves
         The Company maintains certain insurance risk through insurance policies with a $350,000 deductible for workers' compensation and automobile liability ($250,000 prior to July 1, 2002) and a $150,000 deductible for employee health medical costs ($125,000 prior to March 1, 2002). The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts.

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

Results of Operations 2002 Compared with 2001

           The following discussion compares the year ended December 31, 2002 and the year ended December 31, 2001, for continuing operations.

Income and Expense as a Percentage of Revenue

                                                         For the Years Ended
                                                             December 31,
                                                   -----------------------------
                                                      2002             2001
                                                   ------------     ------------

         Revenue                                     100.0%           100.0%

         Gross profit                                 19.1%            20.4%

         Selling, general and
            administrative expenses                   16.2%            16.7%
         Goodwill Impairment                           0.0%             2.1%
         Depreciation and amortization                 0.7%             1.5%
         Other expense, net                            0.1%             2.9%
         Interest expense                              1.7%             1.8%

         Income (loss) from continuing
           operations                                  0.2%           (3.6)%

           Revenue for the year ended December 31, 2002 decreased $3,312,000, or 2.1%, to $157,232,000 from $160,544,000 for the year ended December 31, 2001.
The decrease included approximately $4,500,000 in lost revenue due to the sale of the Company's Mid-West operations on June 14, 2001. All other revenue increased by $1,188,000, or 0.7%.

           Cost of revenue consists primarily of payments to employee drivers and independent contractors, agents, other direct pick-up and delivery costs and the costs of dispatching drivers and messengers. These costs decreased $688,000, or 0.5%, from $127,840,000 for 2001 to $127,152,000 in 2002. Stated as a
percentage of revenue, these costs increased to 80.9% for 2002 compared to 79.6% for 2001. Excluding the $3,592,000 reduction due to the sale of the Company's Mid-West operations, cost of revenue increased $2,904,000 or 2.3%. This reflects increased direct messenger and driver costs of $6,352,000 and higher workers' compensation and vehicle insurance of $442,000. These cost increases were partially offset by the favorable impact on vehicle lease and operating costs of $3,433,000 due to a reduction in Company owned vehicles and decreased uninsured product-related claims and other costs of $457,000.

         As a result of the above, gross profit decreased by $2,624,000, from $32,704,000 in 2001 to $30,080,000 in 2002. As a percentage of revenue, gross profit decreased to 19.1% in 2002 compared to 20.4% in 2001.

         Selling, general and administrative expense ("SG&A") includes costs incurred at the terminal level related to taking orders and administrative costs related to such functions. Also included are costs to support the Company's marketing and sales effort and the expense of maintaining information systems, human resources, financial, legal and other corporate administrative functions. SG&A decreased by $1,389,000, or 5.2%, from $26,881,000 in 2001 to $25,492,000 in 2002. As a percentage of revenue SG&A decreased to 16.2% in 2002 compared to 16.7% of revenue in 2001. Excluding the $690,000 decrease due to the sale of the Company's Mid-West operations, SG&A decreased $699,000 or 2.7%. SG&A expense was favorably impacted by reduced staffing costs of $637,000, lower facility and communication costs of $451,000, lower bad debt expense of $286,000 and $183,000 in grants received related to the events of September 11, 2001. These were partially offset by increased general insurance expenses of $464,000 and net increases of $394,000 of other expense.

           There was no goodwill impairment for 2002 compared to $3,349,000 for 2001. The charge taken in 2001 was the result of a comprehensive review of the Company's intangible assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). In 2001, as a result of recording significant losses on the dispositions of Sureway and the Mid-West operations and as a result of inadequate cash flows from certain acquired businesses due to the loss of customers, the Company determined that the carrying amount of certain assets might not be fully recoverable. The measurement of impairment losses recognized in 2001 is based on the difference between the fair values, which were calculated based upon the present value of projected future cash flows, and the carrying amounts of the assets.

         Depreciation and amortization decreased by $1,303,000, or 52.6%, from $2,476,000 for 2001 to $1,173,000 for 2002. The decrease was primarily attributable to the adoption of SFAS 142, as discussed below. In addition, other factors driving such reduction was the full depreciation of certain vehicles held under a capital lease that ended during 2001 and reduced capital expenditures in 2000, 2001 and 2002. On June 30, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued. SFAS 142 eliminates goodwill amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets must be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives are amortized over their useful lives. The statement requires that by June 30, 2002, a company must establish its fair value benchmarks in order to test for impairment. The Company adopted SFAS 142 effective January 1, 2002. For purposes of performing the fair-value based test of goodwill, the Company has determined that it has one reporting unit. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). During 2002, a transitional goodwill impairment test was performed and the Company determined that there was no impairment of goodwill. Further, as required by SFAS 142, an annual impairment test was completed at the end of fiscal 2002 and the Company determined that there was no impairment. Fair value was determined by two methods:

         1. Present value of future estimated cash flows, including a determination of a terminal value.

         2. Market capitalization utilizing quoted market prices of the Company's common stock.

         The adoption of SFAS 142 did not result in an impairment of goodwill. However, changes in business conditions could result in an impairment in the future. Such impairment, if any, could have a significant impact on the Company's operations and financial condition. Examples of changes in business conditions include, but are not limited to, bankruptcy or loss of a significant customer, a significant adverse change in regulatory factors, a loss of key personnel, increased levels of competition from companies with greater financial resources than the Company and margin erosion caused by our inability to increase prices to our customers at the same rate that our costs increase. Adoption of SFAS 142 increased pretax earnings by approximately $738,000 for the year ended December 31, 2002 due to the cessation of goodwill amortization.

         Other expense decreased by $4,479,000, to $206,000 in 2002 from $4,685,000 in 2001. The 2002 expense includes a $300,000 increase in the allowance for the shareholder note receivable. The 2001 expense is primarily due to two transactions. As of December 31, 2001, the Company wrote-off the Note Receivable received on March 30, 2001 amounting to $2,500,000 in the transaction to dispose of certain assets and liabilities of Sureway, as collection of the Note Receivable, interest accrued thereon and certain other related receivables was in doubt. The Company also recorded a $2,283,000 loss on the sale of all of the outstanding stock in National Express, Inc. (the Company's ground courier operation in the Mid-West) on June 14, 2001. The selling price of the stock was approximately $2,530,000 and was comprised of $880,000 in cash and a subordinated promissory note (the "Promissory Note") for $1,650,000. The Promissory Note originally bore interest at the rate of 7.0% per annum. The Promissory Note, as amended on March 14, 2003, allows for the deferral of the interest and principal payments due on December 14, 2002 and March 14, 2003. A new quarterly payment schedule will commence on June 14, 2003 with interest only payments at a new interest rate at 9.0% per annum. Upon the earlier of June 14, 2004 or the maker of the Promissory Note meeting certain financial benchmarks, principal payments shall resume and the interest rate will prospectively revert back to 7.0% per annum. The final balloon payment of approximately $1,100,000 plus any remaining principal or unpaid interest remains due on June 14, 2006.

           Interest expense decreased by $163,000 from $2,897,000 in 2001 to $2,734,000 in 2002. The decrease is primarily attributable to decreased debt. Total debt was $3,112,000 lower at December 31, 2002 compared to December 31, 2001. Principal payments of $1,750,000 and $1,040,000 on the senior subordinated notes and seller-financed debt, respectively, comprised the majority of the debt reduction.

           Provision for income taxes increased by $1,970,000 from a benefit for income taxes of $1,780,000 in 2001 to a provision for income taxes of $190,000 in 2002. The increase was caused by the increase in pre-tax income in 2002 compared to a loss in 2001.

Results of Operations 2001 Compared with 2000

           The following discussion compares the year ended December 31, 2001 and the year ended December 31, 2000, for continuing operations.

Income and Expense as a Percentage of Revenue

                                                        For the Years Ended
                                                           December 31,
                                                 -----------------------------
                                                    2001             2000
                                                 ------------     ------------

         Revenue                                   100.0%           100.0%

         Gross profit                               20.4%            20.3%

         Selling, general and
            administrative expenses                 16.7%            20.0%
         Goodwill Impairment                         2.1%             0.0%
         Depreciation and amortization               1.5%             2.0%
         Other expense, net                          2.9%             1.4%
         Interest expense                            1.8%             1.8%

         Loss from continuing operations            (3.6)%           (3.7)%

           Revenue for the year ended December 31, 2001 decreased $9,535,000, or 5.6%, to $160,544,000 from $170,079,000 for the year ended December 31, 2000.
The decrease included approximately $6,300,000 in lost revenue due to the sale of the Company's Mid-West operations on June 14, 2001. The balance of the decrease in revenue is due to the Company's ongoing efforts to increase its profit margins and eliminate less profitable business. As a result of a portfolio review, contracts with certain customers that had unacceptable profit margins were given notice of rate increases. If the rate increases were not accepted, the contracts were terminated. This revenue loss was partially offset by the effect of fuel surcharges and price increases implemented throughout 2000 that remained in effect for 2001.

           Cost of revenue consists primarily of payments to employee drivers and independent contractors, agents, other direct pick-up and delivery costs and the costs of dispatching drivers and messengers. These costs decreased $7,776,000, or 5.7%, from $135,616,000 for 2000 to $127,840,000 in 2001. Stated as a percentage of revenue, these costs were flat, amounting to 79.6% for 2001 and 79.7% for 2000. Excluding the $5,296,000 reduction in cost of revenue due to the sale of the Company's Mid-West operations, cost of revenue decreased $2,480,000 or 2.0%. This reflects a reduction in vehicle lease and operating costs of $3,253,000 and lower auto and workers' compensation expense of $1,085,000, partially offset by higher labor costs of $887,000 and other net cost increases of $971,000.

           As a result of the above, gross profit decreased by $1,759,000, from $34,463,000 in 2000 to $32,704,000 in 2001. As a percentage of revenue gross profit was consistent, and amounted to 20.4% in 2001 and 20.3% in 2000.

           SG&A includes costs incurred at the terminal level related to taking orders and administrative costs related to such functions. Also included are costs to support the Company's marketing and sales effort and the expense of maintaining information systems, human resources, financial, legal and other corporate administrative functions. SG&A decreased by $7,097,000, or 20.9%, from $33,978,000 in 2000 to $26,881,000 in 2001. As a percentage of revenue SG&A decreased to 16.7% in 2001 compared to 20.0% of revenue in 2000. Excluding the $1,279,000 decrease due to the sale of the Company's Mid-West operations, SG&A decreased $5,818,000 or 18.2%. SG&A expense was favorably impacted by reduced staffing costs of $1,939,000, lower bad debt expense of $1,022,000, lower professional fees of $636,000, lower legal expense of $454,000, reduced rent expense of $372,000 and all other net expense reductions of $1,395,000. The decrease in such costs is due primarily to both the Company's ongoing efforts to reduce and better control such costs and certain non-recurring items recorded during 2000, primarily the bad debt expense related to the bankruptcy of a significant customer.

           Goodwill impairment for 2001 was $3,349,000 compared to $0 for 2000. The charge taken in 2001 was the result of a comprehensive review of the Company's intangible assets under the provisions of SFAS 121. In 2001, as a result of recording significant losses on the dispositions of Sureway and the Mid-West operations and as a result of inadequate cash flows from certain acquired businesses due to the loss of customers, the Company determined that the carrying amount of certain assets might not be fully recoverable. The measurement of impairment losses recognized in 2001 is based on the difference between the fair values, which were calculated based upon the present value of projected future cash flows, and the carrying amounts of the assets.

           Depreciation and amortization decreased by $879,000, or 26.2%, from $3,355,000 for 2000 to $2,476,000 for 2001. The decrease was primarily attributable to the full depreciation of certain vehicles held under a capital lease that ended during 2000 and reduced capital expenditures in 2000 and 2001.

           Other expense increased by $2,247,000, to $4,685,000 in 2001 from $2,438,000 in 2000. The 2001 expense is primarily due to two transactions. As of December 31, 2001, the Company wrote-off the Note Receivable received on March 30, 2001 amounting to $2,500,000 in the transaction to dispose of certain assets and liabilities of Sureway, as collection of the Note Receivable, interest accrued thereon and certain other related receivables was in doubt. The Company also recorded a $2,283,000 loss on the sale of all of the outstanding stock in National Express, Inc., the Company's ground courier operation in the Mid-West, on June 14, 2001. The selling price of the stock was approximately $2,530,000 and was comprised of $880,000 in cash and a subordinated promissory note (the "Promissory Note") for $1,650,000. The Promissory Note originally bore interest at the rate of 7.0% per annum. The Promissory Note, as amended on March 14, 2003, allows for the deferral of the interest and principal payments due on December 14, 2002 and March 14, 2003. A new quarterly payment schedule will commence on June 14, 2003 with interest only payments at a new interest rate at 9.0% per annum. Upon the earlier of June 14, 2004 or the maker of the Promissory Note meeting certain financial benchmarks, principal payments shall resume and the interest rate will prospectively revert back to 7.0% per annum. The final balloon payment of approximately $1,100,000 plus any remaining principal or unpaid interest remains due on June 14, 2006. The 2000 expense is primarily as a result of recording a reserve related to a note receivable from a stockholder related to the Company's funding of litigation defense and settlement expenses in connection with the action filed by Liberty Mutual Insurance Company against Securities Courier Corporation ("Securities"), a subsidiary of the Company, and Mr. Vincent Brana, an employee of the Company. Under the terms of its acquisition of Securities, the Company has certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a settlement agreement and executed a promissory note (the "Brana Note") due and payable on December 1, 2003. Mr. Brana delivered 357,301 shares of CD&L common stock to the Company as collateral for the Brana Note. Considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the Brana Note, the Company recorded a $2,500,000 reserve against the note receivable.

           Interest expense decreased by $163,000 from $3,060,000 in 2000 to $2,897,000 in 2001. The decrease is primarily attributable to decreased borrowings on the Company's revolving line of credit as a result of the sales of Sureway and the Mid-West operations, partially offset by an increase in the interest rates paid on the seller-financed debt from acquisitions.

           Benefit for income taxes decreased by $359,000 from a benefit for income taxes of $2,139,000 in 2000 to a benefit for income taxes of $1,780,000 in 2001. The decrease was caused by the decrease in pre-tax loss in 2001 and the recording of a $2,283,000 capital loss with no related tax benefit recognized on the sale of the stock of National Express, Inc., the Company's Mid-West operations, on June 14, 2001, partially offset by the recording in 2000 of a $1,000,000 valuation allowance against the deferred tax assets recorded by the Company.

Liquidity and Capital Resources

           The following tables summarize our contractual and commercial obligations as of December 31, 2002:

                                                                           Payments Due By Period
                                                       ------------------------------------------------------------------
Contractual Obligations                                                                              2008-
(in thousands)                                          2003        2004-2005     2006-2007        Thereafter     Total
                                                        ----        ---------     ---------        ----------     -----
Long-term debt                                         $3,148         $4,193        $9,839            $   -      $17,180

Capital leases                                         $  312         $    7        $    3            $   -      $   322

Operating leases (Primarily for facilities)            $2,896         $2,837        $  931            $   -      $ 6,664


                                                               Amount of Commitment Expiration Per Period
Other Commercial Commitments                                                                         2008-
(in thousands)                                          2003        2004-2005     2006-2007        Thereafter     Total
                                                        ----        ---------     ---------        ----------     -----

Working Capital Facility
(Including Standby Letters of Credit)                  $    -        $15,000        $    -            $   -      $15,000

Standby Letters of Credit                              $    -        $ 7,000        $    -            $   -      $ 7,000


           The Company's working capital decreased by $2,054,000 from $4,923,000 as of December 31, 2001 to $2,869,000 as of December 31, 2002. The decrease is primarily a result of increased current maturities of long-term debt of $1,080,000, increased accrued expenses of $2,175,000 and reduced prepaid expenses of $1,378,000 partially offset by a $1,146,000 reduction in accounts payable and bank overdrafts.

           Cash and cash equivalents increased by $287,000 during 2002. Cash of $3,865,000 was provided from operating activities, $308,000 was used in investing activities and $3,270,000 was used in financing activities, principally to pay down debt.

           Capital expenditures amounted to $522,000, $333,000 and $859,000 for the years ended December 31, 2002, 2001 and 2000, respectively. These expenditures relate primarily to enhanced and expanded information systems capability, upgraded Company facilities in the ordinary course of business and upgrading of the Company's automotive fleet in 2000. Capital expenditures of approximately $800,000 are anticipated for the year ending December 31, 2003.

Short-term borrowings -

           At December 31, 2002 and 2001, the Company had a line of credit agreement for $15,000,000. The Company's short-term borrowings on its line of credit are as follows for the years ended December 31 (in thousands) -

                                                          2002           2001
                                                          ----           ----
     Maximum amount outstanding during the year          $1,800         $11,500
     End of year balance                                      -               -
     Average balance outstanding during the year            300           2,700
     Weighted average borrowing cost during the year       11.0%           11.0%
     Standby letters of credit, end of year balance       7,000           7,081

           As of June 27, 2002 the Company and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides the Company with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. As of December 31, 2002, the Company had borrowing availability of $2,438,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $7,000,000 and minimum availability requirements.

           Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. See "waivers and amendments" below:

 Long-Term Debt -

           On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company is required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement. See "waivers and amendments" below:

           The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire on January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $1,265,000 as a credit to additional paid-in-capital and a debt discount on the Senior Notes. The Company used the proceeds to finance acquisitions and to reduce outstanding short-term borrowings. As of August 17, 2000, November 21, 2000, March 30, 2001, May 30, 2001, August 20, 2001, November 19, 2001, April 12, 2002, June 28, 2002 and
April 23, 2003, the Company and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999. The Senior Note Agreement, as amended, provides for scheduled repayments of $250,000 at the end of each calendar quarter beginning in the first quarter of 2003 and ending in the fourth quarter of 2005. Such payments increase to $312,500 if the Company meets certain availability benchmarks under the Fleet Facility, as defined. The interest rate on the $3,000,000 of the notes scheduled to be repaid would be reduced to 10% on a prospective basis if the Company makes a voluntary principal repayment of $750,000 at any time prior to maturity.

Waivers and Amendments -

           At December 31, 2002 and March 31, 2003, the Company did not comply with the Minimum Earnings, Fixed Charge Coverage Ratio and Cash Flow Leverage Ratio covenants, as defined, at one or both dates. On April 23, 2003, the Company obtained waivers from its lenders for the covenant violations and renegotiated certain covenants and modified certain terms of its revolving credit facility and senior subordinated notes. (See Note 9 of Notes to Consolidated Financial Statements for additional information on the Company's debt).

           Long-term debt consists of the following (in thousands)  -

                                                                                              December 31,
                                                                                       --------------------------
                                                                                        2002                2001
                                                                                       ------              ------
Senior Subordinated Notes, net of unamortized discount of $557 and $738,
    respectively.                                                                     $11,443             $13,012
Capital lease obligations due through October 2004 with interest at rates
    ranging from 6.5% to 11.5% and secured by the related property.                       303                 609
Seller-financed debt on acquisitions, payable in monthly installments through
    June 2007. Interest is payable at rates ranging between 7.0% and 11.0%.(a)          5,737               6,777
Various equipment and vehicle notes payable to banks and finance companies due through July 2002 with interest ranging from 8.0% to 15.3% and secured by
    various assets of certain subsidiaries.                                                 -                   5
Debt due in settlement of certain litigation against the Company and certain affiliates with principal and interest payments of $30,000 due monthly and the entire balance of principal, plus all accrued interest, due on July 1,
    2002.                                                                                   -                 192
                                                                                      -------             -------
                                                                                       17,483              20,595
Less - Current maturities                                                              (3,442)             (2,362)
                                                                                      -------             -------
                                                                                      $14,041             $18,233
                                                                                      =======             =======

(a) In March 2001, the Company renegotiated the repayment terms of certain seller-financed debt. Upon maturity, the individual notes were converted into four year term loans with principal and interest payments due monthly. The thirty-sixth payment was to be a balloon payment of the remaining principal and interest due. In April 2002, the Company renegotiated the repayment terms of certain seller-financed debt. Effective with the July 2002 payments, the individual notes convert into five year term loans with principal and interest payments due monthly. The interest rate on seller-financed debt, as amended in 2002, is generally a floating interest rate with a floor of 7% and a ceiling of 9%. The one note not renegotiated in 2002 has a balance of $1,159,000 at December 31, 2002 and bears interest at a rate of 11.0%.

           The aggregate annual principal maturities of debt (excluding capital lease obligations) as of December 31, 2002 are as follows (in thousands) -

           2003                                                 $3,148
           2004                                                  2,432
           2005                                                  1,761
           2006                                                  9,258
           2007                                                    581
                                                               -------
             Total                                             $17,180
                                                               =======

           The Company leases certain transportation and warehouse equipment under capital lease agreements that expire at various dates. At December 31, 2002, minimum annual payments under capital leases, including interest, are as follows (in thousands) -

           2003                                                   $312
           2004                                                      5
           2005                                                      2
           2006                                                      2
           2007                                                      1
                                                                  ----
  Total minimum payments                                           322
Less - Amounts representing interest                               (19)
                                                                  ----
  Net minimum payments                                             303
Less - Current portion of obligations under capital leases        (294)
                                                                  ----
  Long-term portion of obligations under capital leases           $  9
                                                                  ====

            The Company has an accumulated deficit of ($8,829,000) as of December 31, 2002. There can be no assurances that the Company's lenders will agree to waive any future covenant violations, if any, continue to renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

           Management believes that cash flows from operations and its borrowing capacity, after the debt modifications referred to above, are sufficient to support the Company's operations and general business and capital requirements for at least the next twelve months. Such conclusions are predicated upon sufficient cash flow from operations and the continued availability of a revolving credit facility. The risks associated with cash flow from operations are mitigated by the Company's low gross profit margin. Unless catastrophic, decreases in revenue should be accompanied by corresponding decreases in costs, resulting in minimal impact to liquidity. The risks associated with the revolving credit facility are as discussed above.

Accounting Standards to be Adopted in 2003

           In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the financial position or results of operations of the Company.

           In November 2002, Interpretation No. 45 of the Financial Accounting Standards Board ("FASB"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued. FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying agreement that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying agreement that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company has evaluated the accounting provisions of the interpretations and there was no material impact on its financial condition, results of operations or cash flows for the period ended December 31, 2002.

           In January 2003, Interpretation No. 46 of the FASB, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. The Company does not believe that it has any relationships with variable interest entities that will be subject to the requirements of FIN 46.

Inflation

           While inflation has not had a material impact on the Company's results of operations for the last three years, recent fluctuations in fuel prices can and do affect the Company's operating costs.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

           The Company is exposed to the effect of changing interest rates. At December 31, 2002, the Company's debt consisted of approximately $13,462,000 (excluding unamortized discount of $557,000) of fixed rate debt with a weighted average interest rate of 13.01% and $4,578,000 of variable rate debt with a weighted average interest rate of 7.0%. The variable rate debt consists of seven seller-financed notes with an interest rate of prime plus 200 basis points with a minimum rate of 7% and maximum rate of 9%. Based on the average amounts outstanding under the variable rate debt for 2002, a 100 basis point change in interest rates would have resulted in an increase in interest expense of approximately $50,000 in 2002. Maximum borrowings of revolving line of credit debt at any quarter-end were $559,000.

Item 8.  Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  Page
                                                                                                                  ----
Independent Auditors' Report....................................................................................   27

Previously issued Report of Independent Public Accountants......................................................   29

Consolidated Balance Sheets as of December 31, 2002 and 2001....................................................   30

Consolidated Statements of Operations For The Years Ended December 31, 2002, 2001 and
    2000........................................................................................................   31

Consolidated Statements of Changes in Stockholders' Equity For The Years Ended December 31,
    2002, 2001 and 2000.........................................................................................   32

Consolidated Statements of Cash Flows For The Years Ended December 31, 2002, 2001 and
    2000........................................................................................................   33

Notes to Consolidated Financial Statements......................................................................   34

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of CD&L, Inc.:

We have audited the accompanying consolidated balance sheet of CD&L, Inc. and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002, listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The Company's consolidated financial statements and financial statement schedules as of December 31, 2001, and for each of the two years in the period then ended, before the restatement discussed in Note 18 and the inclusion of the transitional disclosures discussed in Note 2 with respect to Statement of Financial Accounting Standards ("SFAS") No.148, Accounting for Stock Based Compensation-Transitional Disclosure and Amendments of SFAS No. 123 and in Note 7 with respect to SFAS No. 142, Goodwill and other Intangible Assets to the consolidated financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and stated that such 2001 and 2000 financial statement schedules, when considered in relation to the 2001 and 2000 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated February 26, 2002 (except with respect to the matters discussed in Note 9, as to which the date is April 15, 2002).

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform SFAS No. 142.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in
Note 18, these consolidated financial statements have been restated to change the classification of the write-off of a $2,500,000 note from discontinued operations to continuing operations. We audited the adjustment that was applied to the restated amounts reflected in the 2001 financial statements. Our procedures included (1) agreeing the previously reported line items and disclosure amounts included in the 2001 consolidated financial statements to a Company analysis obtained from management (2) comparing restated amounts in the analysis to supporting documentation and (3) testing the mathematical accuracy of the analysis. In our opinion, such adjustment has been properly applied.

In addition, as described in Notes 2 and 7, the consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 have been revised to include the transitional disclosures required by SFAS No. 148 and SFAS No. 142, respectively. Our audit procedures with respect to the transitional disclosures included in Notes 2 and 7 with respect to 2001 and 2000 included (1) comparing the amount of stock-based compensation expense to the Company's underlying analysis obtained from management, (2) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing stock based compensation and amortization expense related to goodwill (including any related tax effects) recognized in those periods, to the Company's underlying analysis obtained from management, and (3) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and the related loss-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Notes 2 and 7 are appropriate.

However, we were not engaged to audit, review or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to the restatement adjustment and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP


New York, New York
April 3, 2003 (except with respect to the matters discussed in Note 9, as to which the date is April 23, 2003)

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated February 26, 2002 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Form 10-K filed on April 16, 2002, and has not been reissued by Arthur Andersen LLP since that date. Arthur Andersen reported on the 2001 consolidated financial statements prior the restatement discussed in Note 18 and the transitional disclosures discussed in Notes 2 and 7. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.


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

ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 26, 2002
(except with respect to the matters discussed in Note 9, as to which the date is April 15, 2002)

                           CD&L, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                        ASSETS
                                                                                         December 31,
                                                                                   -----------------------
                                                                                    2002            2001
                                                                                   -------         -------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                               $ 1,452         $ 1,165
  Accounts receivable, less allowance for doubtful accounts of $492
     and $951 in 2002 and 2001, respectively (Note 9)                               14,909          15,077
  Deferred income taxes (Notes 2 and 11)                                             1,535             221
  Prepaid expenses and other current assets (Note 5)                                   584           1,962
                                                                                   -------         -------
     Total current assets                                                           18,480          18,425

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 6)                            1,233           1,961
GOODWILL, net (Notes 2, 4 and 7)                                                    11,531          11,531
INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS, net (Notes 2, 4 and 7)
                                                                                       661             721
NOTE RECEIVABLE FROM STOCKHOLDER, less allowance of $2,800 and $2,500 in 2002
  and 2001, respectively (Notes 12 and 16)                                               -             300
SECURITY DEPOSITS AND OTHER ASSETS (Note 4)                                          1,878           1,928
DEFERRED INCOME TAXES (Notes 2 and 11)                                                  38             615
                                                                                   -------         -------
           Total assets                                                            $33,821         $35,481
                                                                                   =======         =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 9)                                                   $     -         $     -
  Current maturities of long-term debt (Notes 2 and 9)                               3,442           2,362
  Accounts payable and bank overdrafts ( bank overdrafts totaled $1,632 and
     $2,524 in 2002 and 2001, respectively)                                          2,644           3,790
  Accrued expenses and other current liabilities (Note 8)                            9,525           7,350
                                                                                   -------         -------
     Total current liabilities                                                      15,611          13,502
LONG-TERM DEBT, net of current maturities (Notes 2 and 9)                           14,041          18,233
OTHER LONG-TERM LIABILITIES                                                            269             131
                                                                                   -------         -------
           Total liabilities                                                        29,921          31,866
                                                                                   -------         -------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

STOCKHOLDERS' EQUITY (Notes 13, 14 and 15):
  Preferred stock, $.001 par value; 2,000,000 shares authorized; no
     shares issued and outstanding                                                       -               -
  Common stock, $.001 par value; 30,000,000 shares authorized,
     7,688,027 shares issued in 2002 and 2001                                            8               8
  Additional paid-in capital                                                        12,883          12,883
  Treasury stock, 29,367 shares at cost                                               (162)           (162)
  Accumulated deficit                                                               (8,829)         (9,114)
                                                                                   -------         -------
      Total stockholders' equity                                                     3,900           3,615
                                                                                   -------         -------
            Total liabilities and stockholders' equity                             $33,821         $35,481
                                                                                   =======         =======


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                            For the Years Ended December 31,
                                                                 --------------------------------------------------
                                                                   2002                   2001               2000
                                                                 --------               --------           --------
Revenue (Note 2)                                                 $157,232               $160,544           $170,079
Cost of revenue                                                   127,152                127,840            135,616
                                                                 --------               --------           --------
  Gross profit                                                     30,080                 32,704             34,463
                                                                 --------               --------           --------

Costs and Expenses:
Selling, general and administrative expenses                       25,492                 26,881             33,978

Goodwill impairment                                                     -                  3,349                  -

Depreciation and amortization
                                                                    1,173                  2,476              3,355
Other expense, net (Notes 3, 4, 12 and 16)                            206                  4,685              2,438
Interest expense                                                    2,734                  2,897              3,060
                                                                 --------               --------           --------
  Total Costs and Expenses                                         29,605                 40,288             42,831
                                                                 --------               --------           --------

Income (loss) from continuing operations before
  provision (benefit) for income taxes                                475                 (7,584)            (8,368)
Provision (benefit) for income taxes
 (Notes 2 and 11)                                                     190                 (1,780)            (2,139)
                                                                 --------               --------           --------
Income (loss) from continuing operations                              285                 (5,804)            (6,229)
                                                                 --------               --------           --------

Discontinued operations (Note 3)
  Income from discontinued operations, net of provision
  for income taxes of  $0, $0 and $796, respectively                    -                      -              1,388
Provision for loss on disposal of assets, net of
  benefit for income taxes of $0, $240 and $125,
  respectively                                                          -                   (465)            (2,807)
                                                                 --------               --------           --------
Loss from discontinued operations                                       -                   (465)            (1,419)
                                                                 --------               --------           --------
   Net income (loss)                                             $    285              ($  6,269)         ($  7,648)
                                                                 ========               ========           ========

Basic income (loss) per share ( Note 2):
  Continuing operations                                          $    .04              ($    .76)         ($    .84)
  Discontinued operations                                             .00                   (.06)              (.19)
                                                                 --------               --------           --------
  Net income (loss) per share                                    $    .04              ($    .82)         ($   1.03)
                                                                 ========               ========           ========

Diluted income (loss) per share ( Note 2):
  Continuing operations                                          $    .03              ($    .76)         ($    .84)
  Discontinued operations                                             .00                   (.06)              (.19)
                                                                 --------               --------           --------
  Net income (loss) per share                                    $    .03              ($    .82)         ($   1.03)
                                                                 ========               ========           ========

Basic weighted average common
  shares outstanding                                                7,659                  7,659              7,430
                                                                 ========               ========           ========
Diluted weighted average common
  shares outstanding                                                8,167                  7,659              7,430
                                                                 ========               ========           ========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           CD&L, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                        (in thousands, except share data)

                                                                                               Retained
                                             Common Stock         Additional                   Earnings           Total
                                      ---------------------------   Paid-in     Treasury     (Accumulated     Stockholders'
                                         Shares        Amount       Capital       Stock        Deficit)           Equity
                                      -------------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 1999              7,353,458        $7          $12,721      ($162)          $4,803          $17,369
Shares issued in connection with
        Employee Stock Purchase
        Plan                             305,202         1              162          -                -              163
Net loss                                       -         -                -          -           (7,648)          (7,648)
                                      -----------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 2000              7,658,660         8           12,883       (162)          (2,845)           9,884
Net loss                                       -         -                -          -           (6,269)          (6,269)
                                      -----------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 2001              7,658,660         8           12,883       (162)          (9,114)           3,615
Net income                                     -         -                -          -              285              285
                                      -----------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 2002              7,658,660        $8          $12,883      ($162)        ($8,829)          $ 3,900
                                      ===================================================================================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          For The Years Ended December 31,
                                                                                     -----------------------------------------
                                                                                      2002              2001             2000
                                                                                     ------            ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                    $285           ($6,269)         ($7,648)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations -
  Gain on disposal of equipment and leasehold improvements                             (119)              (26)            (116)
  Income from discontinued operations                                                     -                 -           (1,388)
  Loss on sale of subsidiary                                                              -             2,283                -
  Loss on disposal of assets of discontinued operations                                   -               465            2,807
  Goodwill impairment                                                                     -             3,349                -
  Depreciation and amortization                                                       1,358             2,476            3,355
  Write-off of note receivable                                                            -             2,500                -
  Provision for doubtful note receivable                                                300                 -            2,500
  Provision for doubtful accounts                                                      (165)              (69)           1,995
  Deferred income tax benefit                                                          (737)             (626)            (959)
  Changes in operating assets and liabilities
      (Increase) decrease in -
           Accounts receivable                                                          333             1,381           (2,073)
           Prepaid expenses and other current assets                                  1,378            (1,195)           1,089
           Note receivable from stockholder, security deposits and other assets          65               159             (250)
      Increase (decrease) in -
           Accounts payable, bank overdrafts, accrued expenses and other current
              liabilities                                                             1,029              (493)           1,438
           Other long-term liabilities                                                  138                 7                4
                                                                                     ------            ------           ------
                 Net cash provided by operating activities of continuing
                     operations                                                       3,865             3,942              754
                                                                                     ------            ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                    (522)             (333)            (859)
  Proceeds from sales of equipment and leasehold improvements                           214               222              213
  Proceeds from sales of businesses, net                                                  -            12,531                -
                                                                                     ------            ------           ------
                 Net cash (used in) provided by investing activities of
                     continuing operations                                             (308)           12,420             (646)
                                                                                     ------            ------           ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term (repayments) borrowings, net                                                 -           (11,169)           3,981
  Repayments of long-term debt                                                       (3,120)           (3,008)          (2,821)
  Issuance of common stock                                                                -                 -              163
  Deferred financing costs                                                             (150)                -                -
                                                                                     ------            ------           ------
                 Net cash (used in) provided by financing activities of
                     continuing operations                                           (3,270)          (14,177)           1,323
                                                                                     ------            ------           ------

CASH USED IN DISCONTINUED OPERATIONS                                                      -            (1,339)          (1,438)
                                                                                     ------            ------           ------

                 Net increase (decrease) in cash and cash equivalents                   287               846               (7)
CASH AND CASH EQUIVALENTS, beginning of year                                          1,165               319              326
                                                                                     ------            ------           ------
CASH AND CASH EQUIVALENTS, end of year                                               $1,452            $1,165           $  319
                                                                                     ======            ======           ======


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS:

CD&L, Inc. (the "Company" or "CD&L") was founded in June 1994. In November 1995, simultaneous with the closing of the Company's initial public offering (the "Offering") separate wholly owned subsidiaries of the Company merged (the "Merger") with each of eleven acquired businesses. Consideration for the acquisition of these businesses consisted of a combination of cash and common stock of the Company, par value $0.001 per share. The assets and liabilities of the acquired businesses at September 30, 1995 were recorded by the Company at their historical amounts.

The Company provides an extensive network of same-day delivery services to a wide range of commercial, industrial and retail customers. The Company's operations are currently concentrated on the East Coast, with a strategic presence on the West Coast.

The Company has an accumulated deficit of ($8,829,000) as of December 31, 2002. There can be no assurances that the Company's lenders will agree to waive any future covenant violations, if any, continue to renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation -

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates in Preparation of the Financial Statements -

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents -

CD&L considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Equipment and Leasehold Improvements -

Equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets subject to capital leases are amortized over the shorter of the terms of the leases or the estimated useful lives of the assets.

Vehicle Maintenance and Repair-

Vehicle maintenance and repair expense are expensed as incurred. Vehicle maintenance and repair expense was $528,000, $677,000 and $1,059,000 for the years ended 2002, 2001 and 2000, respectively. This expense is included as a component of Cost of Revenue on the Statement of Operations. Due to the nature of the Company's operations, the bulk of its vehicles are vans, pick-ups and passenger cars. As such, the Company does not incur significant overhaul expenses that require capitalization.

Goodwill -

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This Statement requires that goodwill no longer be amortized over its estimated useful life but tested for impairment on an annual basis. During 2002, a transitional goodwill impairment test was performed and the Company determined that there was no impairment of goodwill. Further, as required by SFAS 142, an annual impairment test was completed at the end of fiscal 2002 and the Company determined that there was no impairment.

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

Intangible Assets -

Intangible assets consist of non-compete agreements which are being amortized over a 3-5 year period.

Deferred Financing Costs -

The costs incurred to obtain financing, including all related fees, are included in intangible assets and deferred financing costs in the accompanying consolidated balance sheets and are amortized over the life of the related financing, from 3 - 7 years. Such costs are amortized over the term of the related debt agreements using the straight line method, which approximates that of the effective interest method.

Insurance -

The Company maintains certain insurance risk through insurance policies with a $350,000 deductible for workers' compensation and automobile liability ($250,000 prior to July 1, 2002) and a $150,000 deductible for employee health medical costs ($125,000 prior to March 1, 2002). The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts. The Company's estimated cumulative losses for workers' compensation and automobile liability claims for the period January 1, 1999 through December 31, 2002 amounted to $14,336,000, of which $11,949,000 has been funded to the Company's insurance carrier. The net liability of $2,387,000 is included in accrued expenses in the accompanying financial statements. Additionally, the Company has accrued $237,000 for incurred but unpaid employee health medical costs as of December 31, 2002.

A portion of the premium payments made by CD&L to its shared captive insurance company (the "Captive") includes allocated amounts to fund the losses that are in a risk-sharing layer of the Captive. If losses for a member of the Captive exhaust the funds that the member is required to pay to the Captive for a given policy year, the excess losses are shared between all other members of the Captive on a proportional basis based on member premiums. As of the end of the last full policy year, June 30, 2002, and from inception of CD&L's participation on January 1, 1999, the cumulative risk-sharing layer allocation to CD&L was approximately $265,000.

The Company also requires its independent contractors to maintain auto insurance coverage as well as workers' compensation or occupational accident insurance.

Significant Customers -

For the years ended December 31, 2002, 2001 and 2000, two customers accounted for 14.7%, 11.8% and 8.2%, respectively, of revenue. These customers accounted for 11.1% and 10.1% of gross accounts receivable as of December 31, 2002 and 2001, respectively.

Revenue Recognition -

Revenue is recognized when pervasive evidence of an arrangement exists, the price to the customer is fixed or determinable and collectibility is reasonably assured. The Company interprets the timing of revenue recognition to be when services are rendered to customers, and expenses are recognized as incurred. This policy applies to all of the Company's same-day, time-critical delivery service options, including Rush, Scheduled, Facilities Management and Dedicated Contract Logistics. Certain customers pay in advance, giving rise to deferred revenue.

Income Taxes -

CD&L accounts for income taxes utilizing the asset and liability approach. Deferred income taxes are provided for differences in the recognition of assets and liabilities for tax and financial reporting purposes. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes and various accruals and reserves being deductible for tax purposes in future periods.

Long-Lived Assets -

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which became effective for the Company in 2002, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The adoption of SFAS No. 144 did not have a material impact on the financial position or results of operations of the Company.

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

Stock Based Compensation -

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") was issued and became effective in 2002. This Statement amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. The Company has elected to continue to recognize stock-based compensation using the intrinsic value method and has incorporated the additional disclosure requirements of SFAS 148.

The Company adopted the provisions of SFAS 123 and has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income (loss) and earnings (loss) per share is required, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2002, 2001 and 2000.

                                  2002            2001          2000
                              ------------    ------------  ------------
Weighted average fair value       $0.44           $0.53         $1.83
Risk-free interest rate           4.30%           4.80%         6.50%
Volatility factor                  101%            141%          140%
Expected life                   7 years         7 years       7 years
Dividend yield                     None            None          None
                              ------------    ------------  ------------



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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and income (loss) per share were as follows (in thousands, except per share data):

                                                                     2002              2001              2000
                                                                     ----              ----              ----
Income (loss) from continuing operations - as reported               $285             ($5,804)          ($6,229)
Net loss from discontinued operations - as reported                     -                (465)           (1,419)
                                                                     ----             -------           -------
Net income (loss) - as reported                                      $285             ($6,269)          ($7,648)
                                                                     ====             =======           =======
Income (loss) from continuing operations - pro forma                 $211             ($5,928)          ($7,356)
Net loss from discontinued operations - pro forma
                                                                        -                (465)           (1,419)
                                                                     ----             -------           -------
Net income (loss) - pro forma                                        $211             ($6,393)          ($8,775)
                                                                     ====             =======           =======

Basic income (loss) per share:
    Continuing operations - as reported                              $.04               ($.76)            ($.84)
    Discontinued operations - as reported                             .00               ( .06)            ( .19)
                                                                     ----             -------           -------
   Net income (loss) per share - as reported                         $.04               ($.82)           ($1.03)
                                                                     ====             =======           =======
    Continuing operations - pro forma                                $.03               ($.77)            ($.99)
    Discontinued operations - pro forma                               .00               ( .06)            ( .19)
                                                                     ----             -------           -------
   Net income (loss) per share - pro forma                           $.03               ($.83)           ($1.18)
                                                                     ====             =======           =======
Diluted income (loss) per share:
    Continuing operations - as reported                              $.03               ($.76)            ($.84)
    Discontinued operations - as reported                             .00               ( .06)            ( .19)
                                                                     ----             -------           -------
   Net income (loss) per share - as reported                         $.03               ($.82)           ($1.03)
                                                                     ====             =======           =======
    Continuing operations - pro forma                                $.03               ($.77)            ($.99)
    Discontinued operations - pro forma                               .00               ( .06)            ( .19)
                                                                     ----             -------           -------
   Net income (loss) per share - pro forma                           $.03               ($.83)           ($1.18)

Except for the impact of the non-cash compensation expense of $74,000, $124,000 and $1,127,000 (net of tax) in 2002, 2001 and 2000, respectively, related to these stock options, there were no other items which impacted the pro-forma amounts disclosed above.

Income (Loss) Per Share -

Basic earnings per share represents net income (loss) divided by the weighted average shares outstanding. Diluted earnings per share represents net income
(loss) divided by the weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive common shares. Because of the Company's net loss for the years ended December 31, 2001 and 2000, the inclusion of shares represented by 1,842 and 1,840 Stock Options and 505,351 and 505,955 Warrants respectively, for which the exercise or conversion price was less than the average market price of common shares, would be anti-dilutive and therefore they are not included in the loss per share calculations for the years ended December 31, 2001 and 2000.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                        2002          2001            2000
                                     ---------      ---------      ---------

Basic weighted average common
  shares outstanding                 7,658,660      7,658,660      7,430,175
Effect of dilutive securities:
  Stock options and warrants           508,751              -              -
                                     ---------      ---------      ---------
Diluted weighted average common
  shares outstanding                 8,167,411      7,658,660      7,430,175
                                     =========      =========      =========

The following potentially dilutive common shares were excluded from the computation of diluted Earnings Per Share because the exercise or conversion price was greater than the average market price of common shares -

                                            2002          2001            2000
                                         ---------      ---------      ---------
Stock options                            1,889,434      1,917,202      1,982,534
Subordinated convertible debentures              -          9,863        109,098
Seller-financed convertible notes          458,083        524,961        593,333


Accounting Standards to be adopted in 2003 -

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the financial position or results of operations of the Company.

In November 2002, Interpretation No. 45 of the Financial Accounting Standards Board ("FASB"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued. FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying agreement that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying agreement that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company has evaluated the accounting provisions of the interpretations and there was no material impact on its financial condition, results of operations or cash flows for the period ended December 31, 2002.

In January 2003, Interpretation No. 46 of the FASB, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. The Company does not believe that it has any relationships with variable interest entities that will be subject to the requirements of FIN 46.

(3) DISCONTINUED OPERATIONS:

On December 1, 2000, the Company made a strategic decision to dispose of its air delivery business. Subsequently, on March 30, 2001, the Company consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc. ("Sureway"), its air delivery business. The selling price for the net assets was approximately $14,150,000 and was comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by the Company. The Note Receivable originally bore interest at the rate of 10.0% per annum, with interest only payable in monthly installments. The entire balance of principal, plus all accrued interest, was due and payable on March 30, 2006.

The Company reported net losses of $0, $465,000 and $1,419,000 from discontinued operations for the years ended December 31, 2002, 2001 and 2000, respectively (including provisions for losses on the disposition of the assets of the Company's air delivery business, (net of benefit for income taxes of $0, $240,000 and $125,000) of $0, $465,000 and $2,807,000, respectively).

Accordingly, the operating results and the provision for loss on the disposition of the Company's air delivery business have been segregated from continuing operations and classified as discontinued operations in the accompanying consolidated statements of operations.

As of December 31, 2001 collection of the Note Receivable, interest accrued thereon and certain other related receivables was in doubt. Accordingly, the Company recorded a pre-tax charge of $2,500,000 (included in Other Expense, net) in the fourth quarter of 2001 to write-off the Note Receivable. Additionally, the Company recorded a pre-tax charge of $705,000 (included in Discontinued Operations) in the fourth quarter of 2001 to write-off certain other direct expenses incurred on behalf of Sureway subsequent to March 30, 2001 for which collection was in doubt and to true-up certain accruals that were estimated in 2000 relative to the disposition of Sureway.

In February 1999, the Company became obligated for seller-financed acquisition debt of $1,650,000 related to the acquisition of Gold Wings (See Note 4). As of February 28, 2003, the note had a remaining principal balance of approximately $1,000,000 (the "CDL/Gold Note"). On February 28, 2003, the Company completed a series of related transactions with GMV Express, Inc. ("GMV"), Richard Gold (a principal of GMV) ("Gold") and his affiliates, and Global Delivery Systems LLC ("Global") and its subsidiary, Sureway Worldwide LLC ("Sureway Worldwide"). The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold is that the Company assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that the Company is now relieved of its $1,000,000 liability for the CDL/Gold Note and the Company has no further rights to the Note Receivable. In addition, the Company received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, the Company recorded a gain of approximately $1,000,000 in the first quarter of 2003.

Operations from the discontinued air delivery business were as follows (in thousands) -

                                                     For the Year            For the Year             For the Year
                                                         Ended                  Ended                     Ended
                                                      December 31,           December 31,              December 31,
                                                          2002                   2001                      2000
                                                    ----------------        -----------------        ------------------
Revenue                                                      $-                      $-                  $ 61,037
                                                        =======                 =======                  ========

Income from discontinued operations, net of
   provision for income taxes of $0, $0 and
   $796, respectively                                        $-                      $-                  $  1,388
                                                        =======                 =======                  ========
Provision for loss on disposal of assets, net
   of benefit for income taxes of $0, $240 and
   $125, respectively                                        $-                 ($  465)                 ($ 2,807)
                                                        =======                 =======                  ========

The income from discontinued operations includes allocated interest of $0, $0 and $642,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Such interest was allocated based upon the proportion of net assets employed in the discontinued operations to the total net assets of the Company.

As a result of the sale of its air delivery business, the Company now operates in only one reportable business segment.

(4) BUSINESS COMBINATIONS AND DIVESTITURES:

On February 16, 1999, the Company and its subsidiary, Sureway, entered into and consummated an asset and stock purchase agreement with Victory Messenger Service, Inc., Richard Gold, Darobin Freight Forwarding Co., Inc., ("Darobin") and The Trust Created Under Paragraph Third of the Last Will and Testament of Charles Gold (the "Trust"), (collectively "Gold Wings"), whereby Sureway purchased all of the outstanding shares of the capital stock of Darobin and certain of the assets and liabilities of the other sellers. The purchase price was comprised of approximately $3,000,000 in cash, including estimated direct acquisition costs, $1,650,000 in a 7% subordinated note (the "CDL/Gold Note") and 200,000 shares of CD&L common stock at $3.875 per share. The CDL/Gold Note was due April 16, 2001, with interest payable quarterly commencing April 1, 1999. In 2001 the CDL/Gold Note was renegotiated to include monthly principal and interest payments through April 2004 at an increased interest rate of 9%. The CDL/Gold Note is subordinate to all existing or future senior debt of CD&L. In addition, a contingent earn out in the aggregate amount of up to $520,000 was payable based on the achievement of certain financial goals during the two year period following the closing. The earn out was payable 55% in cash and 45% in CD&L common stock. The net assets acquired in this transaction were sold as part of the disposition of Sureway. The obligations under the CDL/Gold Note and earn out, however, remain with CD&L following the sale of the air delivery business. During 2000, approximately $250,000 of the earn out was paid in cash and the remaining obligation under the earn out was reduced by approximately $100,000. In 2001, approximately $150,000 was paid to Gold Wings in full settlement of the earn out. In 2002 the CDL/Gold Note was renegotiated to include monthly principal and interest payments through June 2007 and the interest rate was changed to a floating rate with a floor of 7% and a ceiling of 9%. See Note 3.

On April 30, 1999, CD&L entered into and consummated an asset purchase agreement with its subsidiary, Silver Star Express, Inc. ("Silver Star") and Metro Parcel Service, Inc., Nathan Spaulding and Kelly M. Spaulding, (collectively, "Metro Parcel"), whereby Silver Star purchased certain of the assets and liabilities of Metro Parcel. The purchase price was comprised of approximately $710,000 in cash, $202,734 in a 7% subordinated note (the "Metro Parcel Note") and 40,000 shares of CD&L's common stock at $3.25 per share. The Metro Parcel Note was due April 30, 2001 with interest payable quarterly commencing August 1, 1999. The Metro Parcel Note is subordinate to all existing or future senior debt of CD&L. In 2001 the Metro Parcel Note was renegotiated to include monthly principal and interest payments through April 2004 at an increased interest rate of 9%. In 2002 the Metro Parcel Note was renegotiated to include monthly principal and interest payments through June 2007 and the interest rate was changed to a floating rate with a floor of 7% and a ceiling of 9%.

On April 30, 1999, CD&L entered into and consummated an asset purchase agreement with its subsidiary, Clayton/National Courier Systems, Inc. ("Clayton/National") and Westwind Express, Inc., Logistics Delivery Systems, Inc., Fastrak Delivery Systems, Inc., Sierra Delivery Services, Inc., and Steven S. Keihner (collectively, "Westwind"), whereby Clayton/National purchased certain of the assets and liabilities of Westwind. The purchase price was comprised of approximately $2,650,000 in cash, $1,680,000 in various 7% subordinated notes (the "Westwind Notes") and 149,533 shares of CD&L's common stock at $3.21 per share. The Westwind Notes are comprised of two-year notes due April 30, 2001 with a total principal amount of $1,200,000 and three-year notes due April 30, 2002 with a total principal amount of $480,000. Interest on the Westwind Notes was payable quarterly commencing July 31, 1999. The Westwind Notes are subordinate to all existing or future senior debt of CD&L. In addition, a contingent earn out in the aggregate amount of up to $700,000 was payable based on the achievement of certain financial goals during the two year period following the closing. The earn out was payable 60% in cash and 40% in one year promissory notes bearing interest at a rate of 7% per annum having similar terms as the Westwind Notes referred to above. During 2000, the earn out was settled for $100,000 payable in twelve monthly cash installments commencing November 1, 2000. In 2001 the Westwind Notes due April 30, 2001 were consolidated and renegotiated to include monthly principal and interest payments through April 2004 at an increased interest rate of 9%. In 2002 the Westwind Notes due April 30, 2002 were consolidated and renegotiated to include monthly principal and interest payments through April 2007 and the interest rate was changed to a floating rate with a floor of 7% and a ceiling of 9%. In addition, the Westwind Notes amended in 2001 were renegotiated and amended to include monthly principal and interest payments through June 2007 and the interest rate was changed to a floating rate with a floor of 7% and a ceiling of 9%.

On May 10, 1999, CD&L entered into and consummated an asset purchase agreement (the "Skycab Purchase Agreement") with its subsidiary, Sureway and Skycab, Inc. and Martin Shulman (collectively, "Skycab"), whereby Sureway purchased certain assets of Skycab. The purchase price was comprised of approximately $78,100 in cash and a contingent earn out payable for sixteen quarters following the closing date. The net assets acquired in this transaction were sold as part of the disposition of Sureway, who also assumed the liability for the remaining contingent earn out payments.

CD&L financed each of the above acquisitions using proceeds from its revolving credit facility. All of the above transactions have been accounted for under the purchase method of accounting. Accordingly, the allocations of the cost of the acquired assets and liabilities have been made on the basis of their estimated fair value. The aggregate amount of goodwill recorded for the Gold Wings and Skycab acquisitions was originally $5,200,000 and was being amortized over 25 years up to the date of disposition. The goodwill recorded for the Metro Parcel acquisition was approximately $1,100,000 and was being amortized over 25 years. The goodwill for the Westwind acquisition was approximately $5,200,000 and was being amortized over 40 years. Under the provisions of SFAS 142 the Company ceased amortization of goodwill in 2002 and began annually testing such goodwill for impairment (Note 7). The consolidated financial statements include the operating results of Gold Wings, Metro Parcel, Westwind, and Skycab from their respective acquisition dates until the sale date as applicable.

On June 14, 2001, the Company consummated a transaction providing for the sale of all the outstanding stock of National Express, Inc., the Company's ground courier operation in the Mid-West. The selling price was approximately $2,530,000 and was comprised of $880,000 in cash and a subordinated promissory note (the "Promissory Note") for $1,650,000. The Promissory Note originally bore interest at the rate of 7.0% per annum. The Promissory Note, as amended on March 14, 2003, allows for the deferral of the interest and principal payments due on December 14, 2002 and March 14, 2003. A new quarterly payment schedule will commence on June 14, 2003 with interest only payments at a new interest rate at 9.0% per annum. Upon the earlier of June 14, 2004 or the maker of the Promissory Note meeting certain financial benchmarks, principal payments shall resume and the interest rate will prospectively revert back to 7.0% per annum. The final balloon payment of approximately $1,100,000 plus any remaining principal or unpaid interest remains due on June 14, 2006. The Promissory Note is included in Security Deposits and Other Assets in the accompanying balance sheets. As a result of the transaction, the Company recorded a $2,283,000 capital loss on the sale with no related net tax benefit, which is included in Other Expense, net in the accompanying statements of operations for the year ended December 31, 2001. Revenues for the Mid-West operations amounted to $0, $4,500,000 and $10,800,000 for the years ending December 31, 2002, 2001 and 2000, respectively.


(5) PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following (in thousands) -

                                               December 31,
                                      ------------------------------
                                       2002                    2001
                                      ------                  ------
Other receivables                     $  210                  $  205
Prepaid insurance                        170                     207
Prepaid income taxes                      89                   1,297
Other                                    115                     253
                                      ------                  ------
                                      $  584                  $1,962
                                      ======                  ======

(6) EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following (in thousands) -

                                                                                 December 31,
                                                                            -----------------------
                                                      Useful Lives            2002            2001
                                                      ------------          -------         -------
Transportation and warehouse equipment                  3-7 years           $ 3,361         $ 5,222
Office equipment                                        3-7 years             1,918           1,648
Other equipment                                         5-7 years               218             219
Leasehold improvements                                Lease period              710             678
                                                                            -------         -------
                                                                              6,207           7,767
Less - accumulated depreciation and amortization                             (4,974)         (5,806)
                                                                            -------         -------
                                                                            $ 1,233         $ 1,961
                                                                            =======         =======

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was approximately $1,148,000, $1,532,000 and $2,242,000, respectively.

Leased equipment under capitalized leases (included above) consists of the following (in thousands) -

                                            December 31,
                                       -----------------------
                                         2002            2001
                                       -------         -------
Equipment                              $   674         $ 3,565
Less - accumulated depreciation           (399)         (2,989)
                                       -------         -------
                                       $   275         $   576
                                       =======         =======

The Company incurred capital lease obligations of $8,000 and $693,000 in 2002 and 2001 for warehouse equipment and vehicles, respectively.

(7) GOODWILL, INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS:

Goodwill consists of the following (in thousands) -

                                                                             December 31,
                                                                       -------------------------
                                                      Useful Lives       2002             2001
                                                      ------------     --------         --------
Goodwill                                              Indefinite       $ 17,176         $ 17,176
Less - accumulated amortization and impairment                           (5,645)          (5,645)
                                                                       --------         --------
                                                                       $ 11,531         $ 11,531
                                                                       ========         ========

Intangible assets and deferred financing costs consist of the following (in thousands) -

                                                               December 31,
                                                         ----------------------
                                        Useful Lives      2002            2001
                                        ------------     -----            -----
Non-compete agreements                  3 - 5 years        250              250
Deferred financing costs and other      3 - 7 years      1,396            1,283
                                                         -----            -----
                                                         1,646            1,533
Less - accumulated amortization                           (985)            (812)
                                                         -----            -----
                                                          $661             $721
                                                         =====            =====

Intangible asset amortization expense for the years ended December 31, 2002, 2001 and 2000 was approximately $210,000, $210,000 and $179,000, respectively.

Estimated intangible amortization expense for the years ended December 31 (in thousands)-


2003                                $224
2004                                 224
2005                                 199
2006                                  14

As a result of adopting SFAS 142 on January 1, 2002, the Company discontinued amortization of goodwill. A reconciliation of previously reported income (loss) from continuing operations and earnings (loss) per share from continuing operations to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect is as follows (in thousands, except per share amounts):

                                                                               Year Ended December 31,
                                                                --------------------------------------------------
                                                                      2002             2001             2000
                                                                --------------------------------------------------
              Reported income (loss) from continuing
                 operations                                           $285           ($5,804)          ($6,229)
              Goodwill amortization, net of tax                          -               543               701
                                                                --------------------------------------------------
              Adjusted income (loss) from continuing
                 operations                                           $285           ($5,261)          ($5,528)
                                                                ==================================================

              Reported loss from discontinued operations                $-             ($465)          ($1,419)
              Goodwill amortization, net of tax                          -                 -                 -
                                                                --------------------------------------------------
              Adjusted loss from discontinued operations                $-             ($465)          ($1,419)
                                                                ==================================================

              Reported net income (loss)                              $285           ($6,269)          ($7,648)
              Goodwill amortization, net of tax                          -               543               701
                                                                --------------------------------------------------
              Adjusted net income (loss)                              $285           ($5,726)          ($6,947)
                                                                ==================================================

              Adjusted income (loss) from continuing
                 operations per share - basic                         $.04             ($.69)            ($.74)
                                                                ==================================================
              Adjusted income (loss) from continuing
                 operations per share - diluted                       $.03             ($.69)            ($.74)
                                                                ==================================================

              Adjusted loss from discontinued operations
                 per share - basic                                    $.00             ($.06)            ($.19)
                                                                ==================================================
              Adjusted loss from discontinued operations
                 per share - diluted                                  $.00             ($.06)            ($.19)
                                                                ==================================================

              Adjusted net income (loss) per share - basic            $.04             ($.75)            ($.93)
                                                                ==================================================
              Adjusted net income (loss) per share - diluted          $.03             ($.75)            ($.93)
                                                                ==================================================

During 2001 the Company recorded a goodwill impairment charge of $3,349,000. The charge was the result of a comprehensive review of the Company's intangible assets and such charge was calculated in accordance with the provisions of SFAS
121. The measurement of impairment losses recognized in 2001 is based on the difference between the estimated fair value and the carrying amounts of such assets.

(8)        ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following (in thousands) -

                                                             December 31,
                                                       -----------------------
                                                        2002             2001
                                                       ------           ------
Payroll and related expenses                           $2,552           $2,725
Third party delivery costs                              2,105            2,904
Insurance                                               2,434              210
Professional fees                                         291              206
Interest                                                   78               36
Rent                                                        -              148
Uninsured personal injury and property damage claims
    claims (Note 12)                                      325              575
Other                                                   1,740              546
                                                       ------           ------
                                                       $9,525           $7,350
                                                       ======           ======

(9) SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings -

At December 31, 2002 and 2001, the Company had a line of credit agreement for $15,000,000. The Company's short-term borrowings on its line of credit are as follows for the years ended December 31 (in thousands) -

                                                           2002          2001
                                                           ----          ----

Maximum amount outstanding during the year               $1,800        $11,500
End of year balance                                         -              -
Average balance outstanding during the year                 300          2,700
Weighted average borrowing cost during the year           11.0%          11.0%
Standby letters of credit, end of year balance            7,000          7,081

As of June 27, 2002 CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. As of December 31, 2002, the Company had borrowing availability of $2,438,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $7,000,000 and minimum availability requirements.

Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. See "Waivers and Amendments" below.

Long-Term Debt -

On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company is required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement. See "waivers and amendments" below.

The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire on January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $1,265,000 as a credit to additional paid-in-capital and a debt discount on the Senior Notes. The Company used the proceeds to finance acquisitions and to reduce outstanding short-term borrowings. As of August 17, 2000, November 21, 2000, March 30, 2001, May 30, 2001, August 20, 2001, November
19, 2001, April 12, 2002, June 28, 2002 and April 23, 2003, the Company and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999. The Senior Note Agreement, as amended, provides for scheduled repayments of $250,000 at the end of each calendar quarter beginning in the first quarter of 2003 and ending in the fourth quarter of 2005. Such payments increase to $312,500 if the Company meets certain availability benchmarks under the Fleet Facility, as defined. The interest rate on the $3,000,000 of the notes scheduled to be repaid would be reduced to 10% on a prospective basis if the Company makes a voluntary principal repayment of $750,000 at any time prior to maturity.

Waivers and Amendments -

           At December 31, 2002 and March 31, 2003, the Company did not comply with the Minimum Earnings, Fixed Charge Coverage Ratio and Cash Flow Leverage Ratio covenants, as defined, at one or both dates. On April 23, 2003, the Company obtained waivers from its lenders for the covenant violations and renegotiated certain covenants and modified certain terms of its revolving credit facility and senior subordinated notes.

Long-term debt consists of the following (in thousands) -

                                                                                                  December 31,
                                                                                             -----------------------
                                                                                              2002            2001
                                                                                             -------         -------
  Senior Subordinated Notes, net of unamortized discount of $557 and $738,
      respectively.                                                                          $11,443         $13,012
  Capital lease obligations due through October 2004 with interest at rates ranging
      from 6.5% to 11.5% and secured by the related property.                                    303             609
  Seller-financed debt on acquisitions, payable in monthly installments through June
      2007. Interest is payable at rates ranging between 7.0% and 11.0%. (a)                   5,737           6,777
  Various equipment and vehicle notes payable to banks and finance companies due through July 2002 with interest ranging from 8.0% to 15.3% and secured by
      various assets of certain subsidiaries.                                                      -               5
  Debt due in settlement of certain litigation against the Company and certain affiliates with principal and interest payments of $30,000 due monthly and the entire balance of principal, plus all accrued interest, due on July 1,
      2002.                                                                                        -             192
                                                                                             -------         -------
                                                                                              17,483          20,595
  Less - Current maturities                                                                   (3,442)         (2,362)
                                                                                             -------         -------
                                                                                             $14,041         $18,233
                                                                                             =======         =======

(a) In March 2001, the Company renegotiated the repayment terms of certain seller-financed debt. Upon maturity, the individual notes were converted into three year term loans based upon a four year amortization schedule with principal and interest payments due monthly. The thirty-sixth payment was to be a balloon payment of the remaining principal and interest due. In April 2002, the Company renegotiated the repayment terms of certain seller-financed debt. Effective with the July 2002 payments, the individual notes convert into five year term loans with principal and interest payments due monthly. The interest rate on seller-financed debt, as amended in 2002, is generally a floating interest rate with a floor of 7% and a ceiling of 9%. The one note not renegotiated in 2002 has a balance of $1,159,000 at December 31, 2002 and bears interest at a rate of 11.0%.

The aggregate annual principal maturities of debt (excluding capital lease obligations) as of December 31, 2002 are as follows (in thousands) -

2003                                                            $ 3,148
2004                                                              2,432
2005                                                              1,761
2006                                                              9,258
2007                                                                581
                                                                -------
  Total                                                         $17,180
                                                                =======




The Company leases certain transportation and warehouse equipment under capital lease agreements that expire at various dates. At December 31, 2002, minimum annual payments under capital leases, including interest, are as follows (in thousands) -

2003                                                              $312
2004                                                                 5
2005                                                                 2
2006                                                                 2
2007                                                                 1
                                                                  ----
  Total minimum payments                                           322
Less - Amounts representing interest                               (19)
                                                                  ----
  Net minimum payments                                             303
Less - Current portion of obligations under capital leases        (294)
                                                                  ----
  Long-term portion of obligations under capital leases           $  9
                                                                  ====


(10) EMPLOYEE BENEFIT PLANS:

The Company adopted a 401(k) retirement plan during 1996. Substantially all employees are eligible to participate in the plan and are permitted to contribute an unlimited percentage of their annual salary, subject to Internal Revenue Service discrimination testing limitations. The Company has the right to make discretionary contributions that will be allocated to each eligible participant. The Company did not make discretionary contributions for the years ended December 31, 2002, 2001 and 2000.

(11) INCOME TAXES:

Federal and state income tax provision (benefit) for continuing operations for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands) -

                                   2002            2001             2000
                                   ----            ----             ----
             Federal-
               Current            $ 673          ($1,061)           ($988)
               Deferred            (513)            (535)            (962)
             State                   30             (184)            (189)
                                   ----          -------          -------
                                   $190          ($1,780)         ($2,139)
                                   ====          =======          =======

The Company had estimated Federal Net Operating Losses ("NOLs") available to offset future taxable income of approximately $0 and $550,000 as of December 31, 2002 and 2001, respectively.

The components of deferred income tax assets and liabilities are as follows (in thousands) -

                                                                                           December 31,
                                                                                    --------------------------
                                                                                     2002                2001
                                                                                    ------              ------
        Deferred income tax assets -
          Current -
             Allowance for doubtful accounts                                          $197                $630
             Allowance for doubtful notes                                              869                   -
             Insurance reserves                                                        906                  39
             Federal NOL carryforwards                                                   -                 190
             Reserves and other, net                                                   563                 552
                                                                                    ------              ------
                 Total current deferred income tax assets                            2,535               1,411
          Non-current -
             Accumulated depreciation and amortization                                 689                 909
             Capital loss carryforward                                                 776                 776
                                                                                    ------              ------
                 Total non-current deferred income tax assets                        1,465               1,685
                                                                                    ------              ------
        Valuation Allowance                                                         (1,776)             (1,966)
                                                                                    ------              ------
                  Net deferred income tax assets                                    $2,224              $1,130
                                                                                    ======              ======

        Deferred income tax liabilities -
          Non-current -
              Other                                                                   (651)               (294)
                                                                                    ------              ------
                 Total non-current deferred income tax liabilities                    (651)               (294)
                                                                                    ------              ------
                 Total deferred income tax liabilities                               ($651)              ($294)
                                                                                    ------              ------

                  Net deferred tax assets                                           $1,573                $836
                                                                                    ======              ======

The differences in Federal income taxes provided and the amounts determined by applying the Federal statutory tax rate (34%) to income (loss) from continuing operations before income taxes for the years ended December 31, 2002, 2001 and 2000, result from the following (in thousands) -

                                                                2002            2001            2000
                                                              -------         -------         -------
Tax at statutory rate                                         $   161         ($2,578)        ($2,845)
Add (deduct) the effect of-
  State income taxes, net of Federal benefit                       20            (129)           (126)
  Reserve on deferred tax asset                                  (190)            190             850
  Capital loss on sale of subsidiary                                -             776               -
  Nondeductible expenses and other, net                           199             (39)            (18)
                                                              -------         -------         -------
  Provision (benefit) for income taxes                        $   190         ($1,780)        ($2,139)
                                                              =======         =======         =======

In 2001, as a result of the loss on the sale of National Express, Inc. (See
Note 4), the Company has a capital loss carryforward of approximately $2,300,000 which expires in 2006. Such loss is available to offset future capital gains, if any. Management has concluded that it is more likely than not that such loss will not be utilized prior to its expiration. Accordingly, a full valuation allowance has been provided for this item.

(12) COMMITMENTS AND CONTINGENCIES:

Operating Leases -

The Company leases its office and warehouse facilities under non-cancelable operating leases, which expire at various dates through September 2007. The approximate minimum rental commitments of the Company, under existing agreements as of December 31, 2002, are as follows (in thousands) -

2003                                                         $2,896
2004                                                          1,706
2005                                                          1,131
2006                                                            779
2007                                                            152


Rent expense, primarily for facilities, amounted to approximately $6,747,000, $8,409,000 and $10,769,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Litigation -

In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana, an employee of the Company, and certain other parties in the United States District Court for the Southern District of New York. Under the terms of its acquisition of Securities, the Company had certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a settlement agreement and executed a promissory note (the "Brana Note") in such amount as may be due for any defense costs or award arising out of this suit. Mr. Brana has agreed to repay the Company on December 1, 2003, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. Mr. Brana delivered 357,301 shares of CD&L common stock to the Company as collateral for the Brana Note. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made by Securities on October 16, 2000, $325,000 plus interest at a rate of 10.5% per annum was paid in monthly installments ending July 1, 2001 and the balance of $325,000 plus interest at a rate of 12.0% per annum was paid in monthly installments ending July 1, 2002.

At December 31, 2002 and 2001, the Company had a receivable due from Mr. Brana totaling $2,800,000. As of December 31, 2002, considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the Brana Note, the Company has recorded a $2,800,000 reserve against the receivable.

In an effort to resolve all outstanding disputes between Mr. Brana and the Company, a settlement agreement is currently being negotiated. If an agreement is reached, the Company would return to Mr. Brana the 357,301 shares of CD&L common stock held by the Company as collateral for the $2,800,000 note, and provide certain releases for claims that the Company may have against him. Mr. Brana's employment with the Company was terminated on September 1, 2002 and he has served as a paid consultant since that time.

The Company is, from time to time, a party to litigation arising in the normal course of its business, including claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $325,000 and $575,000 as of December 31, 2002 and 2001, respectively.

Also from time to time, federal and state authorities have sought to assert that independent contractors in the transportation industry, including those utilized by CD&L, are employees rather than independent contractors. The Company believes that the independent contractors that it utilizes are not employees under existing interpretations of federal and state laws. However, federal and state authorities have and may continue to challenge this position. Further, laws and regulations, including tax laws, and the interpretations of those laws and regulations, may change.

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

Employee Stock Compensation Program -

In September 1995, the Board of Directors adopted, and the stockholders of the Company approved the Company's Employee Stock Compensation Program (the "Employee Stock Compensation Program"). The Employee Stock Compensation Program authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to key employees of the Company, including those employees serving as officers or directors of the Company. The Company initially reserved 1,400,000 shares of Common Stock for issuance in connection with the Employee Stock Compensation Program. In June 1998 the Board of Directors adopted and the stockholders of the Company approved an additional 500,000 shares for issuance under the Employee Stock Compensation Program. In June 2000 the Board of Directors adopted and the stockholders of the Company approved the Year 2000 Employee Stock Compensation Program, which provided an additional 1,350,000 shares for issuance to key employees of the Company. In June 2001 the Board of Directors adopted and the stockholders of the Company approved an amendment to the Year 2000 Employee Stock Compensation Program, which provided an additional 375,000 shares for issuance to key employees of the Company. In October 2002 the Board of Directors adopted and the stockholders of the Company approved a second amendment to the Year 2000 Employee Stock Compensation Program, which provided an additional 375,000 shares for issuance to key employees of the Company. The Employee Stock Compensation Programs are administered by a committee of the Board of Directors (the "Administrators") made up of directors who are disinterested persons. Options and awards granted under the Employee Stock Compensation Programs will have an exercise or payment price as established by the Administrators provided that the exercise price of incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. Unless otherwise specified by the Administrators, options and awards will vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant.

Stock Option Plans for Independent Directors -

In September 1995, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1995 Stock Option Plan for Independent Directors (the "Director Plan"). The Director Plan authorizes the granting of non-qualified stock options to non-employee directors of the Company. The Company has reserved 100,000 shares of Common Stock for issuance in connection with the Director Plan. In October 2002 the Board of Directors adopted and the stockholders of the Company approved the 2002 Stock Option Plan for Independent Directors, which provided an additional 100,000 shares for issuance to non-employee directors of the Company. The Director Plan is administered by a committee of the Board of Directors (the "Committee"), none of whom will be eligible to participate in the Director Plan. The Director Plan provided for an initial grant of an option to purchase 1,500 shares of Common Stock upon election as a director of the Company, a second option to purchase 1,000 shares of Common Stock upon the one-year anniversary of such director's election and subsequent annual options for 500 shares of Common Stock upon the anniversary of each year of service as a director. In June 1998 the stockholders of the Company approved amendments to the Director Plan. The amendments replaced the annual stock option grants of the original plan with quarterly grants of 1,250 shares of stock options on the first trading day of each fiscal quarter commencing on October 1, 1997. In August of 1998 and February of 1999, the Committee approved further amendments to the Director Plan. These amendments replaced the time period to exercise vested options after a participating director has served as a director for a period of three consecutive years or more. The Director Plan was amended to provide that in the event any holder, who has served as a director for three or more consecutive years, shall cease to be a director for any reason, including removal with or without cause or death or disability, all options (to the extent exercisable at the termination of the director's service) shall remain exercisable by the holder or his lawful heirs, executors or administrators until the expiration of the ten year period following the date such options were granted.

Information regarding the Company's stock option plans is summarized below:

                                                                  Weighted
                                                Number            Average
                                                  of              Exercise
                                                Shares             Price
                                                ------           ----------
Shares under option:
  Outstanding at December 31, 1999            1,460,319            $5.33

    Granted                                   1,522,500            $1.91
    Exercised                                         -                -
    Canceled                                   (559,134)           $2.76
                                              ---------

  Outstanding at December 31, 2000            2,423,685            $3.77

    Granted                                      55,000            $0.56
    Exercised                                         -                -
    Canceled                                   (534,969)           $4.79
                                              ---------

  Outstanding at December 31, 2001            1,943,716            $3.25

    Granted                                      75,000            $ .52
    Exercised                                         -             -
    Canceled                                    (85,063)           $6.40
                                              ---------

  Outstanding at December 31, 2002            1,933,653            $3.01
                                              =========

Options exercisable at:
  December 31, 2000                           1,611,928            $4.57
                                              =========            =====
  December 31, 2001                           1,685,372            $3.41
                                              =========            =====
  December 31, 2002                           1,898,487            $3.02
                                              =========            =====

At December 31, 2002, options available for grant under the Employee Stock Compensation Plans and the Director Plans total 2,193,847 and 72,500, respectively.

The following summarizes information about option groups outstanding and exercisable at December 31, 2002:

                                       Outstanding Options                                Exercisable Options
                      -------------------------------------------------------     ------------------------------------
                           Number                                                      Number
                         Outstanding           Weighted           Weighted           Exercisable           Weighted
    Range of                as of               Average           Average               as of              Average
    Exercise            December 31,           Remaining          Exercise          December 31,           Exercise
     Prices                 2002                 Life              Price                2002                Price
------------------    ------------------    ----------------    -------------     ------------------     -------------
$0.350 - $ 1.438            135,000              8.64               $0.59              128,334               $0.60
$1.813 - $ 1.813            650,000              7.45               $1.81              650,000               $1.81
$2.000 - $ 2.625            550,085              5.69               $2.35              550,085               $2.35
$2.688 - $ 4.875            415,138              5.57               $3.59              386,638               $3.63
$6.000 - $13.000            183,430              3.74               $9.70              183,430               $9.70
                          ---------                                                  ---------

 Totals                   1,933,653              6.28               $3.01            1,898,487               $3.02
                          =========                                                  =========

(14) EMPLOYEE STOCK PURCHASE PLAN

Effective April 1, 1998, CD&L adopted an Employee Stock Purchase Plan (the "Employee Purchase Plan") which was amended in 1999. The Employee Purchase Plan permitted eligible employees to purchase CD&L common stock at 85% of the closing market price on the last day prior to the commencement or the end of the purchase period. The Employee Purchase Plan provided for the purchase of up to 500,000 shares of common stock. During 2002, 2001 and 2000, 0, 0 and 305,202 shares were issued under the Employee Purchase Plan, respectively.

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

At December 31, 2002 and 2001, no Rights have been exchanged.

(16) RELATED PARTY TRANSACTIONS:

Leasing Transactions -

Certain subsidiaries of the Company paid approximately $114,000, $173,000 and $523,000 for the years ended December 31, 2002, 2001 and 2000, respectively, in rent to certain directors, stockholders or companies owned and controlled by directors or stockholders of the Company. Rent is paid for office, warehouse facilities and transportation equipment. At December 31, 2002 and 2001, $8,000 and $11,000, respectively, are owed to related parties in connection with these transactions.

Note Receivable from Stockholder -

In connection with his indemnification to the Company under the terms of the Company's acquisition of Securities, Mr. Vincent Brana, an employee of the Company, has entered into a settlement agreement and executed a promissory note (the "Brana Note") in the amount of $500,000 or such greater amount as may be due under the settlement agreement. The Company has agreed to advance certain legal fees and expenses related to certain litigation involving Securities, for which Mr. Brana has indemnified the Company. At December 31, 2002 and 2001, the Company had a receivable due from Mr. Brana totaling $2,800,000. Mr. Brana has agreed to repay the Company on December 1, 2003, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. Mr. Brana delivered 357,301 shares of CD&L common stock to the Company as collateral for the Brana Note. As of December 31, 2002, considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the Brana Note, the Company has recorded a $2,800,000 ($2,500,000 was recorded in 2000 and $300,000 in 2002)
reserve against the receivable.

In an effort to resolve all outstanding disputes between Mr. Brana and the Company, a settlement agreement is currently being negotiated. If an agreement is reached, the Company would return to Mr. Brana the 357,301 shares of CD&L common stock held by the Company as collateral for the $2,800,000 note, and provide certain releases for claims that the Company may have against him. Mr. Brana's employment with the Company was terminated on September 1, 2002 and he has served as a paid consultant since that time.

(17) SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (net refund received) for interest and income taxes for the years ended December 31, 2002, 2001 and 2000 was as follows (in thousands) -

                                                     2002        2001      2000
                                                     ----        ----      ----
  Interest                                          $2,507      $3,171    $2,969
  Income taxes                                       ($281)    ($1,132)      $33

Supplemental schedule of non-cash financing activities for the years ended December 31, 2002, 2001 and 2000 was as follows (in thousands) -

                                                      2002       2001      2000
                                                      ----       ----      ----
  Capital lease obligations incurred                 $   8        $693     $   -
  Reduction of purchase price for businesses
     previously acquired, net                            -         559       600

(18) CHANGES TO DECEMBER 31, 2001 FINANCIAL STATEMENTS:

Subsequent to the issuance of the Company's 2001 financial statements, the Company determined that the write-off of the $2,500,000 note receivable from the purchasers of Sureway, which was included in discontinued operations, should be included in continuing operations. As a result, the consolidated financial statements for the year ended December 31, 2001 have been restated.

The impact of this restatement on reported operations is as follows (in thousands) -

                                      As Originally Reported       As Restated
                                      -----------------------    --------------

Loss from continuing operations             ($3,964)                ($5,804)
Loss from discontinued operations            (2,305)                   (465)
Net loss                                    ($6,269)                ($6,269)

Basic loss per share:
  Continuing operations                      ($.52)                  ($.76)
  Discontinued operations                     (.30)                   (.06)
  Net loss per share                         ($.82)                  ($.82)

Diluted loss per share:
  Continuing operations                      ($.52)                  ($.76)
  Discontinued operations                     (.30)                   (.06)
  Net loss per share                         ($.82)                  ($.82)

(19)  QUARTERLY FINANCIAL DATA (UNAUDITED):

Unaudited quarterly financial data for the years ended December 31, 2002 and 2001 was as follows (in thousands, except per share amounts) -

                                                                Quarter Ended
                                         ----------------------------------------------------------
                                         March 31,      June 30,       September 30,   December 31,
                                         ---------      --------       -------------   ------------
Year ended December 31, 2002:
  Revenue                                $38,549         $38,885         $38,921          $40,877
  Gross Profit                             7,928           8,232           7,681            6,239
  Income (Loss) From Continuing
        Operations                             6             440             381             (542)
  Net Income (Loss)                      $     6         $   440         $   381          $  (542)
  Basic Income (Loss) Per Share          $   .00         $   .06         $   .05          $  (.07)
  Diluted Income (Loss) Per Share        $   .00         $   .05         $   .05          $  (.07)
  Basic Weighted Average Common
        Shares Outstanding                 7,659           7,659           7,659            7,659
  Diluted Weighted Average Common
        Shares Outstanding                 8,167           8,169           8,166            7,659

Year ended December 31, 2001:
  Revenue                                $40,037         $39,797         $40,566          $40,144
  Gross Profit                             8,584           8,561           8,287            7,272
  (Loss) Income From Continuing
        Operations                           (12)         (2,058)            114           (3,848)
  Net (Loss) Income                         ($12)        ($2,058)        $   114          ($4,313)
  Basic (Loss) Income Per Share            ($.00)          ($.27)        $   .01            ($.56)
  Diluted (Loss) Income Per Share          ($.00)          ($.27)        $   .01            ($.56)
  Basic Weighted Average Common
        Shares Outstanding                 7,659           7,659           7,659            7,659
  Diluted Weighted Average Common
       Shares Outstanding                  7,659           7,659           8,164            7,659

(1) During the fourth quarter of 2002, the Company recorded an additional reserve of $300,000 in connection with a related party note receivable (Note 16).
(2) During the fourth quarter of 2001, the Company wrote-off a $2,500,000 note received in the transaction to dispose of the Company's air delivery business (Note 3).
(3) During the second quarter of 2001, the Company recorded a loss of $2,283,000 in connection with the sale of all of the outstanding stock of National Express Inc. (Note 4).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


For information regarding the Company's change in independent auditors from Arthur Andersen LLP to Deloitte & Touche LLP, please refer to our Current Report on Form 8-K filed with the Commission on August 9, 2002. We have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.

                                    PART III

Item 10.  Directors and Executive Officers of the Company

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2003 Annual Meeting of Stockholders, except for certain information relating to the Company's executive officers, which is provided below.

Executive Officers

           Information with respect to the Executive Officers of the Company is set forth under the caption "Executive Management" contained in Part I, Item 1 of this report and are incorporated herein by reference.

Item 11.  Executive Compensation

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2003 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2003 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

       The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2003 Annual Meeting of Stockholders.

Item 14.  Controls and Procedures

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1) Financial Statements

         See Item 8. Financial Statements and Supplementary Data.

(a)(2) Financial Statement Schedules

                                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                            Page
CD&L, INC. AND SUBSIDIARIES:
       Schedule II - Valuation and Qualifying Accounts -
           For the years ended December 31, 2002, 2001 and 2000..............................................S-1

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

         10.3          CD&L, Inc. Year 2000 Stock Incentive Plan (filed as Exhibit A to the Company's 2000 Proxy Statement and incorporated herein by reference).

         10.4          CD&L, Inc. 2002 Stock Option Plan for Independent Directors (filed as Exhibit A to the Company's 2002 Proxy
                       Statement and incorporated herein by reference).

         10.5          Employee Stock Purchase Program (filed as Exhibit B to the Company's 2000 Proxy Statement and incorporated herein by reference).

         10.6          Loan and Security Agreement, dated July 14, 1997 by and between First Union Commercial Corporation and CD&L,
                       Inc. and Subsidiaries (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 and incorporated herein by reference) (hereinafter "First Union Credit
                       Agreement").

         10.7          Amendment dated March 30, 2001 to First Union Credit Agreement (filed as Exhibit 10.5 to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

         10.8          Amendment dated as of March 31, 2002 to First Union Credit Agreement (filed as Exhibit 10.6 to the Company's
                       Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

         10.9          Loan and Security Agreement dated June 27, 2002 by and among CD&L, Inc. (and subsidiaries) and Summit
                       Business Capital Corp., doing business as Fleet Capital - Business Finance Division (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 and incorporated herein by reference) (hereinafter "Fleet Facility").

         10.10         Amendment dated April 23, 2003 to Fleet Facility

         10.11         Senior Subordinated Loan Agreement dated as of January 29, 1999 with Paribas Capital Funding, LLC, Exeter
                       Venture Lenders, L.P. and Exeter Capital Partners IV, L.P. (filed as Exhibit 99.3 to the Company's Current
                       Report on Form 8-K/A filed on June 23, 1999 and incorporated herein by reference) (hereinafter "Paribas
                       Agreement").

         10.12         Warrant Agreement dated as of January 29, 1999 with Paribas Capital Funding, LLC, Exeter Venture Lenders,
                       L.P. and Exeter Capital Partners IV, L.P. (filed as Exhibit 99.4 to the Company's Current Report on Form
                       8-K/A filed on July 23, 1999 and incorporated herein by reference)

         10.13         Amendment dated March 30, 2001 to Paribas Agreement (filed as Exhibit 10.8 to the Company's Annual Report on
                       Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

         10.14         Amendment dated April 12, 2002 to Paribas Agreement (filed as Exhibit 10.10 to the Company's Annual Report on
                       Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

         10.15         Amendment dated June 28, 2002 to Paribas Agreement (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 and incorporated herein by reference).

         10.16         Amendment dated April 23, 2003 to Paribas Agreement.

         10.17         Form of Employment Agreement, dated as of May 1, 2000, with William T. Brannan (Employment agreements of
                       Michael Brooks and Russ Reardon are in the same form) (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

         10.18         Amendment to Albert W. Van Ness, Jr. Employment Agreement dated March 15, 2001 (filed as Exhibit 10.18 to the
                       Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

         10.19         Amendment Number 2 dated June 6, 2001 to the Employment Agreement dated June 5, 2000 by and between the
                       Company and Albert W. Van Ness, Jr. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for
                       the quarter ended June 30, 2001 and incorporated herein by reference).

         10.20         Asset Purchase Agreement by and among Sureway Worldwide, LLC, Global Delivery Systems, LLC, Sureway Air
                       Traffic Corporation and CD&L, Inc. (hereinafter "Sureway Agreement") (filed as Exhibit 10.16 to the Company's
                       Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

         10.21         $2,500,000 Subordinated Note in favor of CD&L, Inc. issued pursuant to Sureway Agreement by the purchaser,
                       Sureway Worldwide, LLC (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 2000 and incorporated herein by reference).

         10.22         Stock Purchase Agreement dated June 14, 2001 by and among Executive Express, Inc., Charles Walch, National
                       Express Company, Inc. and CD&L, Inc. (hereinafter "National Express Agreement") (filed as Exhibit 10.1 to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

         10.23         Promissory Note in the sum of $1,650,000 of Executive Express, Inc. due June 14, 2006 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

         11.1          Statement Regarding Computation of Net Income (Loss) Per Share.

         21.1          List of Subsidiaries of CD&L, Inc.

         23.1          Independent Auditors' Consent

         23.2          Notice of Inability to Obtain Consent From Arthur Andersen LLP

         25.1          Power of Attorney

         99.1          Statement of Albert W. Van Ness, Jr., Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section
                       1350.

         99.2          Statement of Russell J. Reardon, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section
                       1350.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this annual report on Form 10-K for the year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2003.

                                            CD&L, Inc.


                                            By:     /s/ Russell J. Reardon
                                                    -----------------------
                                                    Russell J. Reardon
                                                    Chief Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2003.

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

             /s/ Michael Brooks *                     Group Operations President and Director
             --------------------
                Michael Brooks

         /s/ Thomas E. Durkin, III *                  Director
         ---------------------------
            Thomas E. Durkin, III

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

            /s/ Matthew Morahan *                     Director
            ---------------------
               Matthew Morahan

             /s/ John Simourian *                     Director
             --------------------
                John Simourian

             /s/ John S. Wehrle *                     Director
             --------------------
                John S. Wehrle




*By:    /s/ Albert W. Van Ness, Jr.
        ---------------------------
            Albert W. Van Ness, Jr.
            Attorney-in-Fact

                                 CERTIFICATIONS

I, Albert W. Van Ness, Jr., certify that:

     1.   I have reviewed this annual report on Form 10-K of CD&L, Inc.;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:
          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation date"); and
               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);
          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003                        /s/ Albert W. Van Ness, Jr.
                                       ------------------------------------
                                       Chairman and Chief Executive Officer

I, Russell J. Reardon, certify that:


     1.   I have reviewed this annual report on Form 10-K of CD&L, Inc.;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:
          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation date"); and
          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);
          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003                       /s/ Russell J. Reardon
                                   ------------------------------------------
                                   Vice President and Chief Financial Officer

                                                                                                               Schedule II

                                                CD&L, INC. AND SUBSIDIARIES
                                             VALUATION AND QUALIFYING ACCOUNTS
                                                       (in thousands)



                                         Balance            Charged                                                Balance
                                            at             to Costs          Write-offs                             at End
                                        Beginning             And              (Net of                                of
          Description                   of Period          Expenses          Recoveries)         Other (a)          Period
--------------------------------        ---------          --------          -----------         ---------          ------
For the year ended
   December 31, 2002 -
   Allowance for doubtful
   accounts                             $   951            ($  165)          ($  294)                -              $  492
                                        =======            =======           =======               =====            ======
   Allowance for doubtful
   note receivable                      $ 2,500            $   300               -                   -              $2,800
                                        =======            =======           =======               =====            ======
                                                                                                                    ------

For the year ended
   December 31, 2001 -
   Allowance for doubtful
   accounts                             $ 1,840            ($   69)          ($  720)              ($100)           $  951
                                        =======            =======           =======               =====            ======
   Allowance for doubtful
   note receivable                      $ 2,500                -                 -                   -              $2,500
                                        =======            =======           =======               =====            ======

For the year ended
   December 31, 2000 -
   Allowance for doubtful
   accounts                             $ 1,195            $ 1,995           ($1,350)                -              $1,840
                                        =======            =======           =======               =====            ======
   Allowance for doubtful
   note receivable                      $   -              $ 2,500               -                   -              $2,500
                                        =======            =======           =======               =====            ======

(a) Represents allowance for doubtful accounts of company disposed of.

                                          INDEX TO EXHIBITS

   Exhibits                                                                                               Page

     10.10     Amendment dated April 23, 2003 to Fleet Facility                                               2

     10.16     Amendment dated April 23, 2003 to Paribas Agreement.                                          14

     11.1      Statement Regarding Computation of Net Income (Loss) Per Share                                23

     21.1      List of Subsidiaries of CD&L, Inc.                                                            24

     23.1      Independent Auditors' Consent                                                                 25

     23.2      Notice of Inability to Obtain Consent From Arthur Andersen LLP                                26

     25.1      Power of Attorney                                                                             27

     99.1      Statement of Albert W. Van Ness, Jr.,  Chairman and Chief Executive  Officer,  pursuant to
               18 U.S.C. Section 1350.                                                                       28

     99.2      Statement of Russell J. Reardon,  Vice President and Chief Financial Officer,  pursuant to
               18 U.S.C. Section 1350.                                                                       29