Form 10-Q
period 2003-03-31
CD&L INC
filed 2003-05-20
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q


(Mark One)

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or

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

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    No  X
                                                                      ---    ---

         The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of May 9, 2003 was 7,658,660.

                                   CD&L, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                                               Page
                                                                                               ----
Part I - Financial Information

         Item 1 - Financial Statements

              CD&L, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited)
                           and December 31, 2002                                                 3
                  Condensed Consolidated Statements of Operations for the Three
                           Months Ended March 31, 2003 and 2002 (unaudited)                      4
                  Condensed Consolidated Statements of Cash Flows for the Three
                           Months Ended March 31, 2003 and 2002 (unaudited)                      5
                  Notes to Condensed Consolidated Financial Statements                           6

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                                        12

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk                    17

         Item 4 - Controls and Procedures                                                       17

Part II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K                                              18

Signature                                                                                       19

Certifications                                                                                  20


                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)


                                                                               March 31,          December 31,
                                                                                 2003                2002
                                                                              -----------         ----------
                                                                              (Unaudited)          (Note 1)
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $  1,741          $  1,452
  Accounts receivable, net                                                        16,001            14,909
  Prepaid expenses and other current assets                                        2,262             2,119
                                                                                --------          --------
    Total current assets                                                          20,004            18,480

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                          1,069             1,233
GOODWILL, net                                                                     11,531            11,531
INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS, net                                  605               661
NOTE RECEIVABLE FROM STOCKHOLDER, net                                                  -                 -
OTHER ASSETS                                                                       2,038             1,916
                                                                                --------          --------
    Total assets                                                                $ 35,247          $ 33,821
                                                                                ========          ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                         $  1,575          $      -
  Current maturities of long-term debt                                             2,968             3,442
  Accounts payable, accrued liabilities and bank overdrafts                       12,998            12,169
                                                                                --------          --------
    Total current liabilities                                                     17,541            15,611

LONG-TERM DEBT, net of current maturities                                         12,939            14,041
OTHER LONG-TERM LIABILITIES                                                          261               269
                                                                                --------          --------
    Total liabilities                                                             30,741            29,921
                                                                                --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                                        -                 -
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 7,688,027 shares issued at March 31, 2003 and
   December 31, 2002                                                                   8                 8
 Additional paid-in capital                                                       12,883            12,883
 Treasury stock, 29,367 shares at cost                                              (162)             (162)
 Accumulated deficit                                                              (8,223)           (8,829)
                                                                                --------          --------
    Total stockholders' equity                                                     4,506             3,900
                                                                                --------          --------
    Total liabilities and stockholders' equity                                  $ 35,247          $ 33,821
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

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                          2003          2002
                                                        --------     --------

Revenue                                                 $ 40,307     $ 38,549

Cost of revenue                                           33,043       30,621
                                                        --------     --------

  Gross profit                                             7,264        7,928
                                                        --------     --------

Costs and Expenses:

Selling, general, and administrative expenses              6,528        6,954
Depreciation and amortization                                217          299
Other (income), net                                       (1,101)         (50)
Interest expense                                             610          715
                                                        --------     --------

  Total Costs and Expenses                                 6,254        7,918
                                                        --------     --------

Income before provision for income taxes                   1,010           10

Provision for income taxes                                   404            4

                                                        --------     --------
  Net income                                            $    606     $      6
                                                        ========     ========

Net income per share:
  Basic                                                 $    .08     $    .00
                                                        ========     ========
  Diluted                                               $    .07     $    .00
                                                        ========     ========

Basic weighted average common shares outstanding           7,659        7,659
                                                        ========     ========

Diluted weighted average common shares outstanding         8,170        8,167
                                                        ========     ========


     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                                ----------------------
                                                                                  2003          2002
                                                                                -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $   606        $     6
Adjustments to reconcile net income to net cash (used in) provided by operating activities -
    Non-cash extinguishment of debt                                              (1,034)             -
    Gain on disposal of equipment and leasehold improvements                        (34)           (21)
    Depreciation, amortization and deferred financing amortization                  272            343
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                 (1,092)         1,373
        Prepaid expenses and other current assets                                  (143)          (186)
        Other assets                                                               (122)           (41)
      Increase (decrease) in -
        Accounts payable, accrued liabilities and bank overdrafts                   829           (755)
        Other long-term liabilities                                                  (8)           147
                                                                                -------        -------
          Net cash (used in) provided by operating activities                      (726)           866
                                                                                -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                         36             46
  Additions to equipment and leasehold improvements                                 (54)           (25)
                                                                                -------        -------
          Net cash (used in) provided by investing activities                       (18)            21
                                                                                -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings                                                           1,575              -
  Repayments of long-term debt                                                     (542)          (708)
                                                                                -------        -------
          Net cash provided by (used in) financing activities                     1,033           (708)
                                                                                -------        -------

          Net increase in cash and cash equivalents                                 289            179

CASH AND CASH EQUIVALENTS, beginning of period                                    1,452          1,165
                                                                                -------        -------

CASH AND CASH EQUIVALENTS, end of period                                        $ 1,741        $ 1,344
                                                                                =======        =======


     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. Certain reclassifications have been made to the March 31, 2002 condensed consolidated statement of operations to conform to the current period presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2002.

(2)      STOCK BASED COMPENSATION

         In December 2002, Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148") was issued and became effective in 2002. This Statement amends SFAS No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. The Company has elected to continue to recognize stock-based compensation using the intrinsic value method and has incorporated the additional disclosure requirements of SFAS 148.

         The Company has adopted the disclosure provisions of SFAS 148. As a result, under the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income and earnings per share is required, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2003 and 2002-

                                                2003          2002
                                             ----------    -----------
         Weighted average fair value             $0.52         $0.44
         Risk-free interest rate                  4.30%         4.30%
         Volatility factor                         101%          101%
         Expected life                         7 years       7 years
         Dividend yield                           None          None
                                             ----------    -----------

         The pro forma information regarding net income and earnings per share is as follows (in thousands)-


                                                              For the Three Months
                                                                    Ended
                                                                   March 31,
                                                               2003          2002
                                                             -------        -------
         Net income, as reported                             $   606         $    6
         Stock-based employee compensation expense
           determined under fair value based method
           for all awards, net of related tax effects             (2)           (39)
                                                             -------         ------
         Pro forma net income (loss)                         $   604         ($  33)
                                                             =======         ======

         Net income (loss) per share:
            Basic, as reported                                  $.08           $.00
            Diluted, as reported                                $.07           $.00
            Basic, pro forma                                    $.08          ($.00)
            Diluted, pro forma                                  $.07          ($.00)


(3)      SHORT-TERM BORROWINGS:

         As of June 27, 2002 CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (4.50% at March 31, 2003) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (3.57% at March 31, 2003). Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the three months ended March 31, 2003, the maximum borrowings outstanding under the Fleet Facility were approximately $1,575,000 and the outstanding borrowings as of March 31, 2003 were approximately $1,575,000. As of March 31, 2003, the Company had borrowing availability of $2,323,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $7,000,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. See "Waivers and Amendments" below in
         Note 4.

 (4)     LONG-TERM DEBT:

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

         Seller-Financed Debt -
         On March 30, 2001, pursuant to an Asset Purchase Agreement dated as of March 7, 2001, Sureway Worldwide, LLC ("Sureway Worldwide"), a wholly-owned subsidiary of Global Delivery Systems, LLC ("Global"), purchased certain assets from a subsidiary of CD&L. As part of the payment price for such assets, Sureway Worldwide issued to CD&L a promissory note in the original principal amount of $2,500,000 guaranteed by Global (the "Note Receivable"). Such note and the guaranty were subordinated to Sureway Worldwide's and Global's obligations to its secured lender. No payments had been made to CD&L on the Note Receivable since issuance. CD&L wrote-off the entire amount of the Note Receivable on December 31, 2001 based on management's determination that the note would not be collected.

         On February 16, 1999, the Company and its subsidiary, Sureway Air Traffic Corporation, Inc. ("Sureway"), entered into and consummated an asset and stock purchase agreement with Victory Messenger Service, Inc., Richard Gold ("Gold"), Darobin Freight Forwarding Co., Inc. ("Darobin"), and The Trust Created Under Paragraph Third of the Last Will and Testament of Charles Gold (the "Trust"), (collectively "Gold Wings"), whereby Sureway purchased all of the outstanding shares of the capital stock of Darobin and certain of the assets and liabilities of the other sellers. In conjunction therewith, the Company became obligated for seller-financed acquisition debt of $1,650,000. As of February 28, 2003, the note had a remaining principal balance of approximately $1,000,000 (the "CDL/Gold Note").

         On February 28, 2003, the Company completed a series of related transactions with GMV Express, Inc. ("GMV"), Gold (a principal of GMV) and his affiliates, and Global and its subsidiary, Sureway Worldwide. The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold is that the Company assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that the Company is now relieved of its $1,000,000 liability for the CDL/Gold Note and the Company has no further rights to the Note Receivable. In addition, the Company received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, the Company recorded a gain of approximately $1,000,000 during the three month period ended March 31, 2003, included within other income, net.

(5)      GOODWILL, INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS:

         On June 30, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued. SFAS 142 eliminated goodwill amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets must be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives are amortized over their useful lives. The statement required that by June 30, 2002, a company must establish its fair value benchmarks in order to test for impairment. The Company adopted SFAS 142 effective January 1, 2002. For purposes of performing the fair-value based test of goodwill, the Company has determined that it has one reporting unit. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). During 2002, a transitional goodwill impairment test was performed and the Company determined that there was no impairment of goodwill. Further, as required by SFAS 142, an annual impairment test was completed at the end of fiscal 2002 and the Company determined that there was no impairment. Fair value was determined by two methods:

            1. Present value of future estimated cash flows, including a determination of a terminal value.

            2. Market capitalization utilizing quoted market prices of the
               Company's common stock.

         The adoption of SFAS 142 did not result in the recognition of an impairment of goodwill. However, changes in business conditions could result in impairment in the future. Examples of changes in business conditions include, but are not limited to, bankruptcy or loss of a significant customer, a significant adverse change in regulatory factors, a loss of key personnel, increased levels of competition from companies with greater financial resources than the Company and margin erosion caused by our inability to increase prices to our customers at the same rate that our costs increase.

         Intangible assets and deferred financing costs consist of the following (in thousands)-

                                                   As of March 31, 2003
                                             ----------------------------------
                                                             Accumulated
                                              Cost           Amortization
                                             ---------      -------------
                Deferred financing costs     $1,338               $733
                Other                            58                 58
                                             ---------      -------------

                                             $1,396               $791
                                             =========      =============

         Intangible asset amortization expense for the three months ended March 31, 2003 and 2002 was approximately $56,000 and $48,000, respectively.

         Estimated intangible amortization expense for the years ended December 31 (in thousands)-

         2003                                                       $224
         2004                                                        224
         2005                                                        199
         2006                                                         14

(6)      NOTE RECEIVABLE FROM STOCKHOLDER:

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

         At March 31, 2003 and December 31, 2002, the Company had a receivable due from Mr. Brana totaling $2,800,000. As of March 31, 2003, considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the Brana Note, the Company maintained a $2,800,000 reserve against the receivable.

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

(7)      LITIGATION:

         The Company is, from time to time, a party to litigation arising in the normal course of its business, including claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $292,000 and $325,000 as of March 31, 2003 and December 31, 2002, respectively.

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

(8)      INCOME PER SHARE:

         Basic earnings per share represents net income divided by the weighted average shares outstanding. Diluted earnings per share represents net income divided by the weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive common shares.

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands)-

                                                           Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                           2003          2002
                                                         --------      -------
                Basic weighted average common
                  shares outstanding                       7,659        7,659
                Effect of dilutive securities:
                    Stock options and warrants               511          508
                                                         -------       ------
                Diluted weighted average common
                  shares outstanding                       8,170        8,167
                                                         =======       ======


         The following potentially dilutive common shares were excluded from the computation of diluted Earnings per Share because the exercise or conversion price was greater than the average market price of common shares (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                         --------------------
                                                           2003          2002
                                                         --------      -------
                 Stock options and warrants                1,884        1,940
                 Seller-financed convertible notes           431          508

(9)      NEW ACCOUNTING PRONOUNCEMENT:

         In January 2003, Interpretation No. 46 of the Financial Accounting Standards Board, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. The Company does not believe that it has any relationships with variable interest entities that will be subject to the requirements of FIN 46.

(10)     RELATED PARTY TRANSACTIONS:

         Effective as of February 1, 2003, the Company has leased its former vehicle repair facility to Auto Depot, Inc. Mr. Vincent Brana, a stockholder and the former President of the Company's Securities Courier Corporation subsidiary, is a principal in Auto Depot, Inc. During the three months ended March 31, 2003, the Company paid approximately $61,000 for vehicle maintenance and repairs and sold 18 vehicles with a total value of approximately $8,700 to Auto Depot, Inc. Additionally, the Company received approximately $6,000 in rent from Auto Depot, Inc., during the three months ended March 31, 2003. Refer to the 2002 Form 10-K for additional discussion of related party transactions.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Disclosure Regarding Forward-Looking Statements

         The Company is provided a "safe harbor" for forward-looking statements contained in this report by the Private Securities Litigation Reform Act of 1995. The Company may discuss forward-looking information in this Report such as its expectations for future performance, growth and acquisition strategies, liquidity and capital needs and its future prospects. Actual results may not necessarily develop as the Company anticipates due to many factors including, but not limited to the timing of certain transactions, unexpected expenses encountered, the effect of economic and market conditions, the impact of competition and the factors listed in the Company's 2002 Report on Form 10-K and other SEC filings. Because of these and other reasons, the Company's actual results may vary materially from management's current expectations.

         Overview

         The condensed consolidated financial statements of the Company including all related notes, which appear elsewhere in this report, should be read in conjunction with this discussion of the Company's results of operations and its liquidity and capital resources.

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

         Allowance for Doubtful Accounts

                  The Company maintains allowances for doubtful accounts and notes receivable for estimated losses resulting from the inability of its customers and debtors to make payments when due or within a reasonable period of time thereafter. The Company estimates allowances for doubtful accounts and notes receivable by evaluating past due aging trends, analyzing customer payment histories and assessing market conditions relating to its customers' operations and financial condition. Such allowances are developed principally for specific customers. If the financial condition of the Company's customers and debtors were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.

         Goodwill

                  The value of the Company's goodwill is significant relative to total assets and stockholders' equity. The Company reviews goodwill for impairment on at least an annual basis using several fair-value based tests, which include, among others, a discounted cash flow and terminal value computation. The discounted cash flow and terminal value computation is based on management's estimates of future operations. Changes in business conditions could materially impact management's estimates of future operations and this could result in an impairment of goodwill. Such impairment, if any, could have a significant impact on the Company's consolidated operations and financial condition. Examples of changes in business conditions include, but are not limited to, bankruptcy or loss of a significant customer, a significant adverse change in regulatory factors, a loss of key personnel, increased levels of competition from companies with greater financial resources than the Company and margin erosion caused by our inability to increase prices to our customers at the same rate that our costs increase.

         Insurance Reserves

                  The Company retains certain insurance risk through insurance policies with a $500,000 deductible for workers' compensation ($350,000 prior to May 1, 2003), a $350,000 deductible for automobile liability ($250,000 prior to July 1, 2002) and a $150,000 deductible for employee health medical costs ($125,000 prior to March 1, 2002). The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts.

         Income Taxes

                  The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations have resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations.

         Results of Operations

         Income and Expense as a Percentage of Revenue

                                                    For the Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                       2003           2002
                                                    -----------    ------------

         Revenue                                       100.0%          100.0%

         Gross profit                                   18.0%           20.6%

         Selling, general and
            administrative expenses                     16.2%           18.0%

         Depreciation and amortization                   0.5%            0.8%

         Other (income), net                            (2.7%)          (0.1%)

         Interest expense                                1.5%            1.9%

         Income before provision for income
            taxes                                        2.5%            0.0%

         Net income                                      1.5%            0.0%

         Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

         Revenue for the three months ended March 31, 2003 increased by $1.8 million, or 4.7%, to $40.3 million from $38.5 million for the three months ended March 31, 2002. An increase in volume contributed to such revenue increase, partially offset by certain price reductions granted to extend customer contracts.

         Cost of revenue increased by $2.4 million, or 7.8%, to $33.0 million for the three months ended March 31, 2003 from $30.6 million for the three months ended March 31, 2002. Cost of revenue for the three months ended March 31, 2003 represents 82.0% of revenues as compared to 79.4% for the same period in 2002. The increase in cost of revenue is due primarily to the increase in revenue; however the increase in cost of revenue as a percentage of revenue is due primarily to an increase in labor costs as compared to the same period in 2002 and certain price reductions referred to above.

         Selling, general and administrative expenses ("SG&A") decreased by $0.5 million, or 7.1%, to $6.5 million for the three months ended March 31, 2003 from $7.0 million for the same period in 2002. Stated as a percentage of revenue, SG&A decreased to 16.2% for the three months ended March 31, 2003 as compared to 18.0% for the same period in 2002. The decrease in SG&A is due primarily to a $0.3 million decrease in bonuses earned, $0.2 million less in provision for bad debt and $0.2 million in reduced sales and marketing salaries as a result of the reversal of previously recorded severance benefits, partially offset by a $0.1 million increase in facility rent costs.

         Depreciation and amortization decreased by $0.1 million, or 33.3%, to $0.2 million for the three months ended March 31, 2003 from $0.3 million for the same period in 2002. Such reduction was primarily caused by the full depreciation of certain vehicles held under a capital lease that ended during 2002 and reduced capital expenditures in 2000, 2001 and 2002.

         Other income, net increased by $1.0 million to $1.1 million for the three months ended March 31, 2003 from $0.1 million for the same period in 2002 for the reasons discussed below.

         On March 30, 2001, pursuant to an Asset Purchase Agreement dated as of March 7, 2001, Sureway Worldwide, LLC ("Sureway Worldwide"), a wholly-owned subsidiary of Global Delivery Systems, LLC ("Global"), purchased certain assets from a subsidiary of CD&L. As part of the payment price for such assets, Sureway Worldwide issued to CD&L a promissory note in the original principal amount of $2,500,000 guaranteed by Global (the "Note Receivable"). Such note and the guaranty were subordinated to Sureway Worldwide's and Global's obligations to its secured lender. No payments had been made to CD&L on the Note Receivable since issuance. CD&L wrote-off the entire amount of the Note Receivable on December 31, 2001 based on management's determination that the note would not be collected.

         On February 16, 1999, the Company and its subsidiary, Sureway Air Traffic Corporation, Inc. ("Sureway"), entered into and consummated an asset and stock purchase agreement with Victory Messenger Service, Inc., Richard Gold ("Gold"), Darobin Freight Forwarding Co., Inc. ("Darobin"), and The Trust Created Under Paragraph Third of the Last Will and Testament of Charles Gold (the "Trust"), (collectively "Gold Wings"), whereby Sureway purchased all of the outstanding shares of the capital stock of Darobin and certain of the assets and liabilities of the other sellers. In conjunction therewith, the Company became obligated for seller-financed acquisition debt of $1,650,000. As of February 28, 2003, the note had a remaining principal balance of approximately $1,000,000 (the "CDL/Gold Note").

         On February 28, 2003, the Company completed a series of related transactions with GMV Express, Inc. ("GMV"), Gold (a principal of GMV) and his affiliates, and Global and its subsidiary, Sureway Worldwide. The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold is that the Company assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that the Company is now relieved of its $1,000,000 liability for the CDL/Gold Note and the Company has no further rights to the Note Receivable. In addition, the Company received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, the Company recorded a gain of approximately $1,000,000 during the three month period ended March 31, 2003, included within other income, net.

         As a result of the factors discussed above, income before provision for income taxes increased by $1.0 million for the three months ended March 31, 2003 as compared to the same period in 2002.

         Provision for income taxes increased by $0.4 million for the three months ended March 31, 2003 as compared to $0.0 million for the same period in 2002. This was due to the increase in income before provision for income taxes discussed above.

         Net income improved by $0.6 million to net income of $0.6 million for the three months ended March 31, 2003 as compared to net income of $0.0 million for the same period in 2002. This was due to the factors discussed above.

         Liquidity and Capital Resources

         The Company's working capital decreased by $406,000 from $2,869,000 as of December 31, 2002 to $2,463,000 as of March 31, 2003. The decrease is primarily a result of cash used in operating activities. Cash and cash equivalents increased by $289,000 to $1,741,000 as of March 31, 2003. Cash of $726,000 was used by operations, while $18,000 was used by net investing activities and $1,033,000 was provided by net financing activities. Capital expenditures amounted to $54,000 and $25,000 for the three months ended March 31, 2003 and 2002, respectively.

         As of June 27, 2002 CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (4.50% at March 31, 2003) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (3.57% at March 31, 2003). Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the three months ended March 31, 2003, the maximum borrowings outstanding under the Fleet Facility were approximately $1,575,000 and the outstanding borrowings as of March 31, 2003 were approximately $1,575,000. As of March 31, 2003, the Company had borrowing availability of $2,323,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $7,000,000 and minimum availability requirements.

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

         Self-Insurance -
         The Company's risk of incurring uninsured losses has increased in 2003 as a result of increased deductibles retained by the Company in order to reduce premiums in conjunction with the renewal of certain insurance policies in 2003. There can be no assurances that the Company's risk management policies and procedures will minimize future uninsured losses or that a material increase in frequency or severity of uninsured losses will not occur and adversely impact the Company's future consolidated financial results.

         The Company has an accumulated deficit of ($8,223,000) as of March 31, 2003. There can be no assurances that the Company's lenders will agree to waive any future covenant violations, if any, continue to renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

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

         Inflation

         While inflation has not had a material impact on the Company's results of operations for the periods presented herein, recent fluctuations in fuel prices can and do affect the Company's operating costs.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to the effect of changing interest rates. At March 31, 2003, the Company's debt consisted of approximately $13,052,000 (excluding unamortized discount of $512,000) of fixed rate debt with a weighted average interest rate of 13.2% and $4,942,000 of variable rate debt with a weighted average interest rate of 6.2%. The variable rate debt consists of six seller-financed notes with an interest rate of prime plus 200 basis points with a minimum rate of 7.0% and maximum rate of 9.0% and $1,575,000 of borrowings of revolving line of credit debt. If interest rates on variable rate debt were to increase by 62 basis points (one-tenth of the rate at March 31, 2003), the net impact to the Company's results of operations and cash flows for the three month period ended March 31, 2003 would be a decrease of approximately $8,000. Maximum borrowings of revolving line of credit debt during the three months ended March 31, 2003 were $1,575,000.

Item 4 - Controls and Procedures

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         99.2     Certification  of Russell J. Reardon  Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         The following current reports on Form 8-K were filed during the first quarter of 2003.

         o Report on Form 8-K filed on February 28, 2003 concerning the assignment of the Sureway Note receivable in exchange for a release on the CDL/Gold Note payable.

         o Report on Form 8-K filed on May 2, 2003 concerning the May 1, 2003 press release announcing 2002 fiscal year earnings.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated: May 20, 2003                 CD&L, INC.




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

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003

                                         \s\ Albert W. Van Ness, Jr.
                                          --------------------------
                                         Albert W. Van Ness, Jr.
                                         Chief Executive Officer

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

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003

                                            \s\ Russell J. Reardon
                                            ----------------------------------
                                            Russell J. Reardon
                                            Chief Financial Officer