Form 10-Q
period 2003-06-30
CD&L INC
filed 2003-08-13
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q


(Mark One)

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003 or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes |_| No |X|

         The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of August 8, 2003 was 7,658,660.

                                   CD&L, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX

                                                                                                       Page
                                                                                                       ----
Part I - Financial Information

         Item 1 - Financial Statements

              CD&L, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited)
                           and December 31, 2002                                                          3
                  Condensed Consolidated Statements of Operations for the Three and Six
                           Months Ended June 30, 2003 and 2002 (unaudited)                                4
                  Condensed Consolidated Statements of Cash Flows for the Six
                           Months Ended June 30, 2003 and 2002 (unaudited)                                5
                  Notes to Condensed Consolidated Financial Statements                                    6

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                               of Operations                                                             12

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk                             17

         Item 4 - Controls and Procedures                                                                18

Part II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K                                                       19

Signature                                                                                                20

Certifications                                                                                           21


                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                                   June 30,         December 31,
                                                                                     2003               2002
                                                                                   --------         -------------
                                                                                  (Unaudited)          (Note 1)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                        $  2,002          $  1,452
  Accounts receivable, net                                                           15,662            14,909
  Prepaid expenses and other current assets                                           2,728             2,119
                                                                                   --------          --------
    Total current assets                                                             20,392            18,480

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                               975             1,233
GOODWILL, net                                                                        11,531            11,531
INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS, net                                     549               661
NOTE RECEIVABLE FROM STOCKHOLDER, net                                                     -                 -
OTHER ASSETS                                                                          2,137             1,916
                                                                                   --------          --------
    Total assets                                                                   $ 35,584          $ 33,821
                                                                                   ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                            $  3,099         $       -
  Current maturities of long-term debt                                                2,780             3,442
  Accounts payable, accrued liabilities and bank overdrafts                          12,103            12,169
                                                                                   --------          --------
    Total current liabilities                                                        17,982            15,611

LONG-TERM DEBT, net of current maturities                                            12,558            14,041
OTHER LONG-TERM LIABILITIES                                                             316               269
                                                                                   --------          --------
    Total liabilities                                                                30,856            29,921
                                                                                   --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                                           -                 -
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 7,688,027 shares issued at June 30, 2003 and
   December 31, 2002                                                                      8                 8
 Additional paid-in capital                                                          12,883            12,883
 Treasury stock, 29,367 shares at cost                                                 (162)             (162)
 Accumulated deficit                                                                 (8,001)           (8,829)
                                                                                   --------          --------
    Total stockholders' equity                                                        4,728             3,900
                                                                                   --------          --------
    Total liabilities and stockholders' equity                                     $ 35,584          $ 33,821
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

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           For the Three Months          For the Six Months
                                                                   Ended                       Ended
                                                                  June 30,                    June 30,
                                                          -----------------------      -----------------------
                                                             2003          2002          2003           2002
                                                          --------       --------      --------       --------
Revenue                                                   $ 40,887       $ 38,885      $ 81,194       $ 77,434

Cost of revenue                                             33,149         30,653        66,192         61,274
                                                          --------       --------      --------       --------

  Gross profit                                               7,738          8,232        15,002         16,160
                                                          --------       --------      --------       --------

Costs and Expenses:

Selling, general and
   administrative expenses                                   6,607          6,395        13,135         13,349
Depreciation and amortization                                  189            305           406            608
Other (income) expense, net                                    (65)            99        (1,166)            49
Interest expense                                               637            700         1,247          1,411
                                                          --------       --------      --------       --------

Total Costs and Expenses                                     7,368          7,499        13,622         15,417
                                                          --------       --------      --------       --------
Income before provision for income taxes                       370            733         1,380            743

Provision for income taxes                                     148            293           552            297
                                                          --------       --------      --------       --------
  Net income                                              $    222       $    440      $    828       $    446
                                                          ========       ========      ========       ========
Net income per share:
  Basic                                                   $    .03       $    .06      $    .11       $    .06
                                                          ========       ========      ========       ========
  Diluted                                                 $    .03       $    .05      $    .10       $    .05
                                                          ========       ========      ========       ========
Basic weighted average common
   shares outstanding                                        7,659          7,659         7,659          7,659
                                                          ========       ========      ========       ========
Diluted weighted average common
   shares outstanding                                        8,165          8,169         8,167          8,168
                                                          ========       ========      ========       ========


     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                       ----------------------
                                                                                         2003          2002
                                                                                       -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $   828        $   446
Adjustments to reconcile net income to net cash (used in) provided by operating activities -
    Non-cash extinguishment of debt                                                     (1,034)             -
    Gain on disposal of equipment and leasehold improvements                               (62)           (35)
    Depreciation, amortization and deferred financing amortization                         517            688
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                          (753)           743
        Prepaid expenses and other current assets                                         (609)          (156)
        Other assets                                                                      (221)            66
      Increase in -
        Accounts payable, accrued liabilities and bank overdrafts                          (66)         1,296
        Other long-term liabilities                                                         47            146
                                                                                       -------        -------
          Net cash (used in) provided by operating activities                           (1,353)         3,194
                                                                                       -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                                68             82
  Additions to equipment and leasehold improvements                                       (153)          (340)
                                                                                       -------        -------
          Net cash used in investing activities                                            (85)          (258)
                                                                                       -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings                                                                  3,099              -
  Repayments of long-term debt                                                          (1,111)        (1,391)
  Deferred financing costs                                                                   -           (150)
                                                                                       -------        -------
          Net cash provided by (used in) financing activities                            1,988         (1,541)
                                                                                       -------        -------

          Net increase in cash and cash equivalents                                        550          1,395

CASH AND CASH EQUIVALENTS, beginning of period                                           1,452          1,165
                                                                                       -------        -------

CASH AND CASH EQUIVALENTS, end of period                                               $ 2,002        $ 2,560
                                                                                       =======        =======

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. Certain reclassifications have been made to the June 30, 2002 condensed consolidated statements of operations to conform to the current period presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2002.

(2)      STOCK BASED COMPENSATION:

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

         The Company has adopted the disclosure provisions of SFAS 148. As a result, under the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income and earnings per share is required, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended June 30, 2003 and 2002-


                                           For the Three Months Ended          For the Six Months Ended
                                                    June 30,                           June 30,
                                          -----------------------------      -----------------------------
                                             2003              2002             2003             2002
                                          ------------     -------------     ------------     ------------
         Weighted average fair value         $0.36            $0.41             $0.35              $0.45
         Risk-free interest rate              4.30%            4.30%             4.30%              4.30%
         Volatility factor                      86%             101%               68%               101%
         Expected life                     7 years          7 years           7 years            7 years
         Dividend yield                       None             None              None               None

         The pro forma information regarding net income and earnings per share is as follows (in thousands, except per share data)-


                                                    For the Three Months Ended          For the Six Months Ended
                                                             June 30,                           June 30,
                                                   -----------------------------      -----------------------------
                                                      2003              2002             2003             2002
                                                   ------------     -------------     ------------     ------------
         Net income, as reported                         $222             $440              $828           $446
         Stock-based employee compensation
           expense determined under fair value
           based method for all awards, net of
           related tax effects                             (1)             (24)                1            (63)
                                                   ------------     -------------     ------------     ------------
         Pro forma net income                            $221             $416              $829           $383
                                                   ============     =============     ============     ============

         Net income per share:
            Basic, as reported                           $.03             $.06              $.11          $.06
            Diluted, as reported                         $.03             $.05              $.10          $.05
            Basic, pro forma                             $.03             $.05              $.11          $.05
            Diluted, pro forma                           $.03             $.05              $.10          $.05


(3)      SHORT-TERM BORROWINGS:

         As of June 27, 2002 CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (4.25% at June 30, 2003) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (3.37% at June 30, 2003). Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the six months ended June 30, 2003, the maximum borrowings outstanding under the Fleet Facility were approximately $3,099,000 and the outstanding borrowings as of June 30, 2003 were approximately $3,099,000. As of June 30, 2003, the Company had borrowing availability of $767,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $7,000,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At June 30, 2003, the Company did not comply with the Unsubordinated Liabilities to Tangible Net Worth Ratio covenant, as defined. On August 8, 2003, the Company obtained a waiver from its lender for the covenant violation.

 (4)     LONG-TERM DEBT:

         On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company is required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement. Upon receipt of the waiver in relation to the Fleet Facility, the Company was in compliance with the Senior Notes covenants as of June 30, 2003.

         The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $1,265,000 as a credit to additional paid-in-capital and a debt discount on the Senior Notes. The Company used the proceeds to finance acquisitions and to reduce outstanding short-term borrowings. As of August 17, 2000, November 21, 2000, March 30, 2001, May 30, 2001, August 20, 2001,
         November 19, 2001, April 12, 2002, June 28, 2002 and April 23, 2003,
         the Company and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999. The Senior Note Agreement, as amended, provides for scheduled repayments of $250,000 at the end of each calendar quarter beginning in the first quarter of 2003 and ending in the fourth quarter of 2005. Such payments increase to $312,500 if the Company meets certain availability benchmarks under the Fleet Facility, as defined. The interest rate on the $3,000,000 of the notes scheduled to be repaid through 2005 would be reduced to 10% on a prospective basis if the Company makes a voluntary principal repayment of $750,000 at any time prior to maturity.

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

         On February 16, 1999, the Company and its subsidiary, Sureway Air Traffic Corporation, Inc. ("Sureway"), entered into and consummated an asset and stock purchase agreement with Victory Messenger Service, Inc., Richard Gold ("Gold"), Darobin Freight Forwarding Co., Inc. ("Darobin"), and The Trust Created Under Paragraph Third of the Last Will and Testament of Charles Gold (the "Trust"), (collectively "Gold Wings"), whereby Sureway purchased all of the outstanding shares of the capital stock of Darobin and certain of the assets and liabilities of the other sellers. In conjunction therewith, the Company became obligated for seller-financed acquisition debt of $1,650,000. As of February 28, 2003, the note had a remaining principal balance of $1,034,000 (the "CDL/Gold Note").

         On February 28, 2003, the Company completed a series of related transactions with GMV Express, Inc. ("GMV"), Gold (a principal of GMV) and his affiliates, and Global and its subsidiary, Sureway Worldwide. The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold is that the Company assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that the Company is now relieved of its $1,034,000 liability for the CDL/Gold Note and the Company has no further rights to the Note Receivable. In addition, the Company received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, the Company recorded a gain of $1,034,000 which is included within other (income) expense, net.

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

         Intangible assets and deferred financing costs consist of the following (in thousands)-

                                                 As of June 30, 2003
                                          ---------------------------------
                                                             Accumulated
                                              Cost           Amortization
                                          --------------   ----------------
         Deferred financing costs            $1,338              $789
         Other                                   58                58
                                          --------------   ----------------

                                             $1,396              $847
                                          ==============   ================

         Intangible asset amortization expense for the three months ended June 30, 2003 and 2002 was approximately $56,000 and $47,000, respectively and $112,000 and $96,000 for the six months ended June 30, 2003 and 2002, respectively.

         Estimated annual intangible amortization expense for the years ended December 31 (in thousands)-

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

         At June 30, 2003 and December 31, 2002, the Company had a receivable due from Mr. Brana totaling $2,800,000. As of June 30, 2003, considering the market value of the collateral and Mr. Brana's failure to update and provide satisfactory evidence to support his ability to pay the Brana Note, the Company maintained a $2,800,000 reserve against the receivable.

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

(7)      LITIGATION:

         The Company is, from time to time, a party to litigation arising in the normal course of its business, including claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $292,000 and $325,000 as of June 30, 2003 and December 31, 2002, respectively.

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

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands)-

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                  -------------------------------     -------------------------------
                                                      2003              2002              2003             2002
                                                  --------------    -------------     -------------    --------------
         Basic weighted average
          common shares outstanding                      7,659          7,659             7,659            7,659
         Effect of dilutive securities:
             Stock options and warrants                    506            510               508              509
                                                  --------------    -------------     -------------    --------------
         Diluted weighted average
           common shares
           outstanding                                   8,165          8,169             8,167            8,168
                                                  ==============    =============     =============    ==============

         The following potentially dilutive common shares were excluded from the computation of diluted Earnings per Share because the exercise or conversion price was greater than the average market price of common shares (in thousands):


                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                           June 30,
                                                     -------------------------------    -----------------------------
                                                         2003              2002            2003             2002
                                                     --------------     ------------    ------------     ------------
         Stock options and warrants                      1,939             1,908            1,907            1,907
         Seller financed convertible notes                 431               491              431              491


(9)      NEW ACCOUNTING PRONOUNCEMENT:

         In January 2003, Interpretation No. 46 of the Financial Accounting Standards Board, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. The Company does not believe that it has any relationships with variable interest entities that will be subject to the requirements of FIN 46.

(10)     RELATED PARTY TRANSACTIONS:

         Effective as of February 1, 2003, the Company has leased its former vehicle repair facility to a company whose principal is a shareholder and former executive of the Company. During the three and six months ended June 30, 2003, the Company paid for vehicle maintenance and repairs of approximately $73,000 and $134,000, respectively. During the first six months of 2003, the Company sold 38 vehicles for approximately $23,400 to this company. Additionally, the Company received rent from this company of approximately $9,000 and $15,000 during the three and six months ended June 30, 2003, respectively. Refer to the 2002 Form 10-K for additional discussion of related party transactions.

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

         Insurance Reserves

         The Company retains certain insurance risk through various insurance policies. The Company's deductible for workers' compensation is $500,000 per loss ($350,000 prior to May 1, 2003). The deductible for employee health medical costs is $150,000 per loss ($125,000 prior to March 1, 2002). Effective July 1, 2003, automobile liability coverage is maintained for covered vehicles through a fully-insured indemnity program with no deductible ($350,000 deductible prior to July 1, 2003). The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts.

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

         Results of Operations

         Income and Expense as a Percentage of Revenue

                                                   For the Three Months Ended           For the Six Months Ended
                                                           June 30,                              June 30,
                                               ----------------------------------    -------------------------------
                                                    2003               2002              2003             2002
                                               ----------------    --------------    -------------    --------------
         Revenue                                    100.0%             100.0%            100.0%            100.0%

         Gross profit                                18.9%              21.2%             18.5%             20.9%

         Selling, general and
            administrative expenses                  16.2%              16.4%             16.2%             17.2%

         Depreciation and amortization                0.5%               0.8%              0.5%              0.8%

         Other (income) expense, net                 (0.2%)              0.3%             (1.4%)             0.1%

         Interest expense                             1.6%               1.8%              1.5%              1.8%

         Income before provision for income
           taxes                                      0.9%               1.9%              1.7%              1.0%

         Net income                                   0.5%               1.1%              1.0%              0.6%


         Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

         Revenue for the six months ended June 30, 2003 increased by $3,760,000, or 4.9%, to $81,194,000 from $77,434,000 for the six months ended June 30, 2002. An increase in volume from new and existing customers contributed to such revenue increase, partially offset by certain price reductions granted to extend customer contracts.

         Cost of revenue increased by $4,918,000, or 8.0%, to $66,192,000 for the six months ended June 30, 2003 from $61,274,000 for the six months ended June 30, 2002. Cost of revenue for the six months ended June 30, 2003 represents 81.5% of revenues as compared to 79.1% for the same period in 2002. The increase in cost of revenue is due primarily to the increase in revenue; however the increase in cost of revenue as a percentage of revenue is due primarily to certain price reductions referred to above and an increase in direct labor costs as compared to the same period in 2002.

         Selling, general and administrative expenses ("SG&A") decreased by $214,000, or 1.6%, to $13,135,000 for the six months ended June 30, 2003 from $13,349,000 for the same period in 2002. Stated as a percentage of revenue, SG&A decreased to 16.2% for the six months ended June 30, 2003 as compared to 17.2% for the same period in 2002. The decrease in SG&A is due primarily to a reduction in compensation expense of $1,209,000 which includes reduced staffing, lower incentive compensation and the reversal of previously recorded severance benefits. This reduction in SG&A is partially offset by a $257,000 increase in facility rent costs and an increase of $552,000 due to additional expenditures in the following areas: systems/data processing, medical benefits, general insurance, office maintenance, utilities, professional fees and meals and entertainment.

         Depreciation and amortization decreased by $202,000, or 33.2%, to $406,000 for the six months ended June 30, 2003 from $608,000 for the same period in 2002. Such reduction was primarily caused by the full depreciation of certain vehicles held under a capital lease that ended during 2002 and reduced capital expenditures in 2000, 2001 and 2002.

         Other (income) expense, net increased to $1,166,000 of income for the six months ended June 30, 2003 from $49,000 of expense for the same period in 2002 for the reasons discussed below.

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

         On February 16, 1999, the Company and its subsidiary, Sureway Air Traffic Corporation, Inc. ("Sureway"), entered into and consummated an asset and stock purchase agreement with Victory Messenger Service, Inc., Richard Gold ("Gold"), Darobin Freight Forwarding Co., Inc. ("Darobin"), and The Trust Created Under Paragraph Third of the Last Will and Testament of Charles Gold (the "Trust"), (collectively "Gold Wings"), whereby Sureway purchased all of the outstanding shares of the capital stock of Darobin and certain of the assets and liabilities of the other sellers. In conjunction therewith, the Company became obligated for seller-financed acquisition debt of $1,650,000. As of February 28, 2003, the note had a remaining principal balance of $1,034,000 (the "CDL/Gold Note").

         On February 28, 2003, the Company completed a series of related transactions with GMV Express, Inc. ("GMV"), Gold (a principal of GMV) and his affiliates, and Global and its subsidiary, Sureway Worldwide. The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold is that the Company assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that the Company is now relieved of its $1,034,000 liability for the CDL/Gold Note and the Company has no further rights to the Note Receivable. In addition, the Company received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, the Company recorded a gain of $1,034,000 during the six month period ended June 30, 2003, included within other (income) expense, net.

         As a result of the factors discussed above, income before provision for income taxes increased by $637,000 for the six months ended June 30, 2003 as compared to the same period in 2002.

         Provision for income taxes increased by $255,000 for the six months ended June 30, 2003 as compared to the same period in 2002. This was due to the increase in income before provision for income taxes discussed above. The effective tax rate for both periods was 40%.

         Net income improved by $382,000 to net income of $828,000 for the six months ended June 30, 2003 as compared to net income of $446,000 for the same period in 2002. This was due to the factors discussed above.

         Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

         Revenue for the three months ended June 30, 2003 increased by $2,002,000, or 5.1%, to $40,887,000 from $38,885,000 for the three months ended June 30, 2002. An increase in volume from new and existing customers contributed to such revenue increase, partially offset by certain price reductions granted to extend customer contracts.

         Cost of revenue increased by $2,496,000, or 8.1%, to $33,149,000 for the three months ended June 30, 2003 from $30,653,000 for the three months ended June 30, 2002. Cost of revenue for the three months ended June 30, 2003 represents 81.1% of revenues as compared to 78.8% for the same period in 2002. The increase in cost of revenue is due primarily to the increase in revenue; however the increase in cost of revenue as a percentage of revenue is due primarily to certain price reductions referred to above and an increase in direct labor costs as compared to the same period in 2002.

         Selling, general and administrative expenses ("SG&A") increased by $212,000, or 3.3%, to $6,607,000 for the three months ended June 30, 2003 from $6,395,000 for the same period in 2002. Stated as a percentage of revenue, SG&A decreased to 16.2% for the three months ended June 30, 2003 as compared to 16.4% for the same period in 2002. The increase in SG&A is due to a variety of factors including a $260,000 increase in provision for doubtful accounts and an increase of $301,000 due to additional expenditures in the following areas: premises rent, computer costs/data processing and other indirect expenses. This increase in SG&A is partially offset by a reduction in compensation expense of $566,000.

         Depreciation and amortization decreased by $116,000, or 38.0%, to $189,000 for the three months ended June 30, 2003 from $305,000 for the same period in 2002. Such reduction was primarily caused by the full depreciation of certain vehicles held under a capital lease that ended during 2002 and reduced capital expenditures in 2000, 2001 and 2002.

         Other (income) expense, net shows a favorable increase to $65,000 of income for the three months ended June 30, 2003 from $99,000 of expense for the same period in 2002. This fluctuation is primarily due to the Company recording costs associated with early extinguishment of its borrowing facility with First Union Commercial Corporation in 2002 of $142,000.

         As a result of the factors discussed above, income before provision for income taxes decreased by $363,000 for the three months ended June 30, 2003 as compared to the same period in 2002.

         Provision for income taxes decreased by $145,000 for the three months ended June 30, 2003 as compared to the same period in 2002. This was due to the decrease in income before provision for income taxes discussed above. The effective tax rate for both periods was 40%.

         Net income decreased by $218,000 to net income of $222,000 for the three months ended June 30, 2003 as compared to net income of $440,000 for the same period in 2002. This was due to the factors discussed above.

         Liquidity and Capital Resources

         The Company's working capital decreased by $459,000 from $2,869,000 as of December 31, 2002 to $2,410,000 as of June 30, 2003. The decrease is primarily a result of cash used in operating activities. Cash and cash equivalents increased by $550,000 to $2,002,000 as of June 30, 2003. Cash of $1,353,000 was used in operations, while $85,000 was used in net investing activities and $1,988,000 was provided by net financing activities. Capital expenditures amounted to $153,000 and $340,000 for the six months ended June 30, 2003 and 2002, respectively.

         As of June 27, 2002 CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (4.25% at June 30, 2003) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (3.37% at June 30, 2003). Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the six months ended June 30, 2003, the maximum borrowings outstanding under the Fleet Facility were approximately $3,099,000 and the outstanding borrowings as of June 30, 2003 were approximately $3,099,000. As of June 30, 2003, the Company had borrowing availability of $767,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $7,000,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At June 30, 2003, the Company did not comply with the Unsubordinated Liabilities to Tangible Net Worth Ratio covenant, as defined. On August 8, 2003, the Company obtained a waiver from its lender for the covenant violation.

         On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company is required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement. Upon receipt of the waiver in relation to the Fleet Facility, the Company was in compliance with the Senior Notes covenants as of June 30, 2003.

         The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $1,265,000 as a credit to additional paid-in-capital and a debt discount on the Senior Notes. The Company used the proceeds to finance acquisitions and to reduce outstanding short-term borrowings. As of August 17, 2000, November 21, 2000, March 30, 2001, May 30, 2001, August 20, 2001,
         November 19, 2001, April 12, 2002, June 28, 2002 and April 23, 2003,
         the Company and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999. The Senior Note Agreement, as amended, provides for scheduled repayments of $250,000 at the end of each calendar quarter beginning in the first quarter of 2003 and ending in the fourth quarter of 2005. Such payments increase to $312,500 if the Company meets certain availability benchmarks under the Fleet Facility, as defined. The interest rate on the $3,000,000 of the notes scheduled to be repaid through 2005 would be reduced to 10% on a prospective basis if the Company makes a voluntary principal repayment of $750,000 at any time prior to maturity.

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

         The Company has an accumulated deficit of ($8,001,000) as of June 30, 2003. There can be no assurances that the Company's lenders will agree to waive any future covenant violations, if any, continue to renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

         Management believes that cash flows from operations and its borrowing capacity, after the debt modifications referred to above, are sufficient to support the Company's operations and general business and capital requirements for at least the next twelve months. Such conclusions are predicated upon sufficient cash flow from operations and the continued availability of a revolving credit facility. The risks associated with cash flow from operations are mitigated by the Company's low gross profit margin. Unless extraordinary, decreases in revenue should be accompanied by corresponding decreases in costs, resulting in minimal impact to liquidity. The risks associated with the revolving credit facility are as discussed above.

         Inflation

         While inflation has not had a material impact on the Company's results of operations for the periods presented herein, recent fluctuations in fuel prices can and do affect the Company's operating costs.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to the effect of changing interest rates. At June 30, 2003, the Company's debt consisted of approximately $12,602,000 (excluding unamortized discount of $467,000) of fixed rate debt with a weighted average interest rate of 13.3% and $6,302,000 of variable rate debt with a weighted average interest rate of 5.7%. The variable rate debt consists of six seller-financed notes with an interest rate of prime plus 200 basis points with a minimum rate of 7.0% and maximum rate of 9.0% and $3,099,000 of borrowings of revolving line of credit debt. If interest rates on variable rate debt were to increase by 57 basis points (one-tenth of the rate at June 30, 2003), the net impact to the Company's results of operations and cash flows for the six month period ended June 30, 2003 would be a decrease of approximately $18,000. Maximum borrowings of revolving line of credit debt during the six months ended June 30, 2003 were $3,099,000.

Item 4 - Controls and Procedures

         As of the end of the Company's most recently completed fiscal quarter covered by this Quarterly Report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1 Certification of Albert W. Van Ness, Jr. Pursuant to Exchange Act Rules 13a-15e and 15d-15e, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Russell J. Reardon Pursuant to Exchange Act Rules 13a-15e and 15d-15e, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         99.3     Certification of Albert W. Van Ness, Jr. Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.4     Certification of Russell J. Reardon Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         The following current reports on Form 8-K were filed during the second quarter of 2003.

         o Report on Form 8-K filed on May 2, 2003 concerning the May 1, 2003 press release announcing fiscal year 2002 earnings.

         o Report on Form 8-K filed on May 22, 2003 concerning the May 22, 2003 press release announcing first quarter earnings for the 2003 fiscal year.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 13, 2003                CD&L, INC.




                                      By: \s\ Russell J. Reardon
                                          ------------------------------------
                                          Russell J. Reardon
                                          Vice President and
                                          Chief Financial Officer