Form 10-Q
period 2003-09-30
CD&L INC
filed 2003-11-14
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003 or

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

         The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of November 7, 2003 was 7,658,660.

                                   CD&L, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                                                            Page
                                                                                                            ----
Part I - Financial Information

         Item 1 - Financial Statements

              CD&L, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of September 30, 2003
                           (unaudited) and December 31, 2002                                                   3
                  Condensed Consolidated Statements of Operations for the Three and Nine
                           Months Ended September 30, 2003 and 2002 (unaudited)                                4
                  Condensed Consolidated Statements of Cash Flows for the Nine
                           Months Ended September 30, 2003 and 2002 (unaudited)                                5
                  Notes to Condensed Consolidated Financial Statements                                         6

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                               of Operations                                                                  12

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk                                  18

         Item 4 - Controls and Procedures                                                                     18

Part II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K                                                            19

Signature                                                                                                     20

Certifications                                                                                                21

                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                                          September 30,        December 31,
                                                                                              2003                 2002
                                                                                         ---------------     ---------------
                                                                                           (Unaudited)           (Note 1)

                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                              $         1,066     $         1,452
  Accounts receivable, net                                                                        17,274              14,909
  Prepaid expenses and other current assets                                                        5,013               2,119
                                                                                         ---------------     ---------------
    Total current assets                                                                          23,353              18,480

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                                            863               1,233
GOODWILL                                                                                          11,531              11,531
DEFERRED FINANCING COSTS, net                                                                        493                 661
OTHER ASSETS                                                                                       2,216               1,916
                                                                                         ---------------     ---------------
    Total assets                                                                         $        38,456     $        33,821
                                                                                         ===============     ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                                  $         5,026     $          --
  Current maturities of long-term debt                                                             2,665               3,442
  Accounts payable, accrued liabilities and bank overdrafts                                       13,091              12,169
                                                                                         ---------------     ---------------
    Total current liabilities                                                                     20,782              15,611

LONG-TERM DEBT, net of current maturities                                                         12,173              14,041
OTHER LONG-TERM LIABILITIES                                                                          331                 269
                                                                                         ---------------     ---------------
    Total liabilities                                                                             33,286              29,921
                                                                                         ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                                                     --                  --
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 7,688,027 shares issued at September 30, 2003 and
   December 31, 2002                                                                                   8                   8
 Additional paid-in capital                                                                       12,883              12,883
 Treasury stock, 29,367 shares at cost                                                              (162)               (162)
 Accumulated deficit                                                                              (7,559)             (8,829)
                                                                                         ---------------     ---------------
    Total stockholders' equity                                                                     5,170               3,900
                                                                                         ---------------     ---------------
    Total liabilities and stockholders' equity                                           $        38,456     $        33,821
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

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        For the Three Months                    For the Nine Months
                                                                Ended                                  Ended
                                                            September 30,                          September 30,
                                                 -----------------------------------     -----------------------------------
                                                      2003                2002                2003                2002
                                                 ---------------     ---------------     ---------------     ---------------

Revenue                                          $        40,846     $        38,921     $       122,040     $       116,355

Cost of revenue                                           32,549              31,240              98,741              92,514
                                                 ---------------     ---------------     ---------------     ---------------

  Gross profit                                             8,297               7,681              23,299              23,841
                                                 ---------------     ---------------     ---------------     ---------------

Selling, general and
   administrative expenses                                 7,042               6,136              20,177              19,485
Depreciation and amortization                                171                 308                 577                 916
Other income, net                                           (285)                (49)             (1,451)               --
Interest expense                                             633                 650               1,880               2,061
                                                 ---------------     ---------------     ---------------     ---------------

                                                           7,561               7,045              21,183              22,462
                                                 ---------------     ---------------     ---------------     ---------------

Income before provision for income taxes                     736                 636               2,116               1,379

Provision for income taxes                                   294                 255                 846                 552
                                                 ---------------     ---------------     ---------------     ---------------
  Net income                                     $           442     $           381     $         1,270     $           827
                                                 ===============     ===============     ===============     ===============

Net income per share:
  Basic                                          $           .06     $           .05     $           .17     $           .11
                                                 ===============     ===============     ===============     ===============
  Diluted                                        $           .05     $           .05     $           .16     $           .10
                                                 ===============     ===============     ===============     ===============

Basic weighted average common
   shares outstanding                                      7,659               7,659               7,659               7,659
                                                 ===============     ===============     ===============     ===============
Diluted weighted average common
   shares outstanding                                      8,175               8,166               8,169               8,167
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

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                              For the Nine Months Ended
                                                                                                    September 30,
                                                                                         -----------------------------------
                                                                                               2003                2002
                                                                                         ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $         1,270     $           827
Adjustments to reconcile net income to net cash (used in) provided by operating activities -
    Non-cash extinguishment of debt                                                               (1,034)               --
    Gain on disposal of equipment                                                                    (90)                (53)
    Depreciation, amortization and deferred financing amortization                                   878               1,172
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                                  (2,365)                451
        Prepaid expenses and other current assets                                                 (2,894)                188
        Other assets                                                                                (300)                 67
      Increase in -
        Accounts payable, accrued liabilities and bank overdrafts                                    922                 709
        Other long-term liabilities                                                                   62                 141
                                                                                         ---------------     ---------------
          Net cash (used in) provided by operating activities                                     (3,551)              3,502
                                                                                         ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                                                     94                 136
  Additions to equipment and leasehold improvements                                                 (208)               (470)
                                                                                         ---------------     ---------------
          Net cash used in investing activities                                                     (114)               (334)
                                                                                         ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                                       5,026                 589
  Repayments of long-term debt                                                                    (1,747)             (3,023)
  Deferred financing costs                                                                          --                  (150)
                                                                                         ---------------     ---------------
          Net cash provided by (used in) financing activities                                      3,279              (2,584)
                                                                                         ---------------     ---------------

          Net (decrease) increase in cash and cash equivalents                                      (386)                584

CASH AND CASH EQUIVALENTS, beginning of period                                                     1,452               1,165
                                                                                         ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of period                                                 $         1,066     $         1,749
                                                                                         ===============     ===============

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. Certain reclassifications have been made to the September 30, 2002 condensed consolidated statements of operations and cash flows to conform to the current period presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2002.

(2)      STOCK-BASED COMPENSATION:

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

         The Company has adopted the disclosure provisions of SFAS 148. As a result, under the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income and earnings per share is required, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and nine months ended September 30, 2003 and 2002-

                                                     For the Three Months Ended             For the Nine Months Ended
                                                           September 30,                          September 30,
                                                -----------------------------------     -----------------------------------
                                                      2003                2002                2003                2002
                                                ---------------     ---------------     ---------------     ---------------

         Weighted average fair value            $          0.46     $          0.45     $          0.39     $          0.45
         Risk-free interest rate                           4.00%               4.30%               4.20%               4.30%
         Volatility factor                                  142%                101%                 99%                101%
         Expected life                                  7 years             7 years             7 years             7 years
         Dividend yield                                    None                None                None                None

         The pro forma information regarding net income and earnings per share is as follows (in thousands, except per share data)-

                                                     For the Three Months Ended             For the Nine Months Ended
                                                           September 30,                          September 30,
                                                -----------------------------------     -----------------------------------
                                                      2003                2002                2003                2002
                                                ---------------     ---------------     ---------------     ---------------

         Net income, as reported                $           442     $           381     $         1,270     $           827
         Stock-based employee compensation
           expense determined under fair
           value based method for all awards,
           net of related tax effects                        (1)                 (6)                 (2)                (69)
                                                ---------------     ---------------     ---------------     ---------------
         Pro forma net income                   $           441     $           375     $         1,268     $           758
                                                ===============     ===============     ===============     ===============

         Net income per share:
            Basic, as reported                  $           .06     $           .05     $           .17     $           .11
            Diluted, as reported                $           .05     $           .05     $           .16     $           .10
            Basic, pro forma                    $           .06     $           .05     $           .17     $           .10
            Diluted, pro forma                  $           .05     $           .05     $           .16     $           .09

(3)      SHORT-TERM BORROWINGS:

         As of June 27, 2002 CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (4.25% at September 30, 2003) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (3.37% at September 30, 2003). Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the nine months ended September 30, 2003, the maximum borrowings outstanding under the Fleet Facility were approximately $3,518,000 and the outstanding borrowings as of September 30, 2003 were approximately $2,829,000. As of September 30, 2003, the Company had borrowing availability of $1,978,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $7,000,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. Pursuant to a modification agreement with its lender, the Company was in compliance with its debt covenants as of September 30, 2003.

         Insurance Financing Agreements -
         In connection with the renewal of certain of the Company's insurance policies, CD&L entered into four agreements to arrange for the financing of annual insurance premiums. A total of $3,236,000 was financed through these arrangements. Monthly payments, including interest, amount to $328,000. The interest rates range from 3.50% to 4.75% and the notes mature in March and April 2004. The related annual insurance premiums were paid to the various insurance companies at the beginning of each policy year. All outstanding debt amounts at September 30, 2003 are included in short-term borrowings. The corresponding prepaid insurance has been recorded in prepaid expenses and other current assets.

 (4)     LONG-TERM DEBT:

         On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company is required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement. Pursuant to a modification agreement with its lender, the Company was in compliance with the Senior Notes covenants as of September 30, 2003.

         The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $1,265,000 as a credit to additional paid-in-capital and a debt discount on the Senior Notes. The Company used the proceeds to finance acquisitions and to reduce outstanding short-term borrowings. As of August 17, 2000, November 21, 2000, March 30, 2001, May 30, 2001, August 20, 2001,
         November 19, 2001, April 12, 2002, June 28, 2002, April 23, 2003
         and November 13, 2003, the Company and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999. The Senior Note Agreement, as amended, provides for scheduled repayments of $250,000 at the end of each calendar quarter beginning in the first quarter of 2003 and ending in the fourth quarter of 2005. Such payments increase to $312,500 if the Company meets certain availability benchmarks under the Fleet Facility, as defined. The interest rate on the $3,000,000 of the notes scheduled to be repaid through 2005 would be reduced to 10% on a prospective basis if the Company makes a voluntary principal repayment of $750,000 at any time prior to maturity.

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

         On February 28, 2003, the Company completed a series of related transactions with GMV Express, Inc. ("GMV"), Gold (a principal of GMV) and his affiliates, and Global and its subsidiary, Sureway Worldwide. The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold is that the Company assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that the Company is now relieved of its $1,034,000 liability for the CDL/Gold Note and the Company has no further rights to the Note Receivable. In addition, the Company received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, the Company recorded a gain of $1,034,000 which is included within other income, net.

 (5)     GOODWILL AND DEFERRED FINANCING COSTS:

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

         Deferred financing costs totaled $493,000 as of September 30, 2003 (net of accumulated amortization of $845,000). Amortization of deferred financing costs for the three months ended September 30, 2003 and 2002 was approximately $56,000 and $57,000, respectively and $168,000 and $153,000 for the nine months ended September 30, 2003 and 2002, respectively. Amortization of deferred financing costs has been recorded as interest expense.

         Estimated amortization of deferred financing costs for the years ended December 31 (in thousands)-

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

         At September 30, 2003 and December 31, 2002, the Company had a receivable due from Mr. Brana totaling $2,800,000. As of September 30, 2003 and December 31, 2002, considering the market value of the collateral, the settlement being negotiated below, and Mr. Brana's failure to provide satisfactory evidence to support his ability to pay the Brana Note, the Company maintained a $2,800,000 reserve against the receivable.

         In an effort to resolve all outstanding disputes between Mr. Brana and the Company, a settlement agreement is currently being negotiated. If an agreement is reached, the Company would return to Mr. Brana the 357,301 shares of CD&L common stock held by the Company as collateral for the $2,800,000 note, and provide certain releases for claims that the Company may have against him. Mr. Brana's employment with the Company was terminated on September 1, 2002, and he has served as a paid consultant since that time.

(7)      LITIGATION:

         The Company is, from time to time, a party to litigation arising in the normal course of its business, including claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $465,000 and $325,000 as of September 30, 2003 and December 31, 2002, respectively.

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

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands)-

                                                        Three Months Ended                      Nine Months Ended
                                                           September 30,                          September 30,
                                                -----------------------------------     -----------------------------------
                                                      2003                2002                2003                2002
                                                ---------------     ---------------     ---------------     ---------------

         Basic weighted average
          common shares outstanding                        7,659               7,659               7,659               7,659
         Effect of dilutive securities:
             Stock options and warrants                      516                 507                 510                 508
                                                 ---------------     ---------------     ---------------     ---------------
         Diluted weighted average
           common shares
           outstanding                                     8,175               8,166               8,169               8,167
                                                 ===============     ===============     ===============     ===============

         The following potentially dilutive common shares were excluded from the computation of diluted Earnings per Share because the exercise or conversion price was greater than the average market price of common shares (in thousands):

                                                        Three Months Ended                       Nine Months Ended
                                                           September 30,                           September 30,
                                                -----------------------------------     -----------------------------------
                                                      2003                2002                2003                2002
                                                ---------------     ---------------     ---------------     ---------------

         Stock options and warrants                       1,877               1,931              1,899                1,913
         Seller financed convertible notes                  431                 475                431                  475

 (9)     NEW ACCOUNTING PRONOUNCEMENT:

         In January 2003, Interpretation No. 46 of the Financial Accounting Standards Board, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. The Company does not believe that it has any relationships with variable interest entities that will be subject to the requirements of FIN 46.

(10)     RELATED PARTY TRANSACTIONS:

         Effective as of February 1, 2003, the Company has leased its former vehicle repair facility to a company whose principal is a shareholder and former executive of the Company. During the three and nine months ended September 30, 2003, the Company made payments for vehicle maintenance and repairs of approximately $52,300 and $186,300, respectively. During the first nine months of 2003, the Company sold 63 vehicles for approximately $40,350 to this company. Additionally, the Company has recorded rental income from this company of approximately $9,000 and $24,000 during the three and nine months ended September 30, 2003, respectively. Refer to the 2002 Form 10-K for additional discussion of related party transactions.

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

         Critical Accounting Policies and Estimates

         The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts and notes receivable, intangible assets, insurance reserves, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         Results of Operations

         Income and Expense as a Percentage of Revenue

                                                      For the Three Months Ended             For the Nine Months Ended
                                                            September 30,                           September 30,
                                                 -----------------------------------     -----------------------------------
                                                       2003                2002                2003                2002
                                                 ---------------     ---------------     ---------------     ---------------

         Revenue                                           100.0%              100.0%              100.0%              100.0%

         Gross profit                                       20.3%               19.7%               19.1%               20.5%

         Selling, general and
            administrative expenses                         17.2%               15.8%               16.5%               16.7%

         Depreciation and amortization                       0.4%                0.8%                0.5%                0.8%

         Other income, net                                  (0.7%)              (0.1%)              (1.2%)               0.0%

         Interest expense                                    1.5%                1.7%                1.5%                1.8%

         Income before provision for income
           taxes                                             1.8%                1.6%                1.7%                1.2%

         Net income                                          1.1%                1.0%                1.0%                0.7%

        Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

        Revenue for the three months ended September 30, 2003 increased by $1,925,000, or 4.9%, to $40,846,000 from $38,921,000 for the three months ended September 30, 2002. An increase in volume from new and existing customers contributed to such revenue increase, partially offset by certain price reductions granted to extend customer contracts.

        Cost of revenue increased by $1,309,000, or 4.2%, to $32,549,000 for the three months ended September 30, 2003 from $31,240,000 for the three months ended September 30, 2002. Cost of revenue for the three months ended September 30, 2003 represents 79.7% of revenues as compared to 80.3% for the same period in 2002. The increase in cost of revenue is due primarily to the increase in revenue; however, the decrease in cost of revenue as a percentage of revenue is due primarily to $180,000 in reduced fuel costs and a $538,000 reduction in insurance expense. The reduction in insurance expense is primarily due to a reduction in reserves for incurred but not reported ("IBNR") losses as a result of the Company adopting a fully-insured auto program. These reductions were partially offset by approximately $327,000 in increased direct labor costs as compared to the same period in 2002.

        Selling, general and administrative expenses ("SG&A") increased by $906,000, or 14.8%, to $7,042,000 for the three months ended September 30, 2003 from $6,136,000 for the same period in 2002. Stated as a percentage of revenue, SG&A increased to 17.2% for the three months ended September 30, 2003 as compared to 15.8% for the same period in 2002. The increase in SG&A is due to a variety of factors including a $311,000 increase in provision for doubtful accounts, an increase of $131,000 in premises rent and $125,000 in additional legal expenses.

        Depreciation and amortization decreased by $137,000, or 44.5%, to $171,000 for the three months ended September 30, 2003 from $308,000 for the same period in 2002. Such reduction was primarily caused by the full depreciation of certain vehicles held under a capital lease that ended during 2002 and reduced capital expenditures in 2001, 2002 and 2003.

        Other income, net increased to $285,000 for the three months ended September 30, 2003 from $49,000 for the same period in 2002. This increase was primarily due to a $220,000 World Trade Center Recovery Grant received by one of our New York City facilities.

        As a result of the factors discussed above, income before provision for income taxes increased by $100,000 for the three months ended September 30, 2003 as compared to the same period in 2002.

        Provision for income taxes increased by $39,000 for the three months ended September 30, 2003 as compared to the same period in 2002. This was due to the increase in income before provision for income taxes discussed above. The effective tax rate for both periods was 40%.

        Net income increased by $61,000 to net income of $442,000 for the three months ended September 30, 2003 as compared to net income of $381,000 for the same period in 2002. This was due to the factors discussed above.

        Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

        Revenue for the nine months ended September 30, 2003 increased by $5,685,000, or 4.9%, to $122,040,000 from $116,355,000 for the nine months ended September 30, 2002. An increase in volume from new and existing customers contributed to such revenue increase, partially offset by certain price reductions granted to extend customer contracts.

        Cost of revenue increased by $6,227,000, or 6.7%, to $98,741,000 for the nine months ended September 30, 2003 from $92,514,000 for the nine months ended September 30, 2002. Cost of revenue for the nine months ended September 30, 2003 represents 80.9% of revenues as compared to 79.5% for the same period in 2002. The increase in cost of revenue is due primarily to the increase in revenue; however, the increase in cost of revenue as a percentage of revenue is due primarily to certain price reductions referred to above, an increase in direct labor costs as compared to the same period in 2002 and increased cargo claims of $797,000 as a result of the increased deductibles. These increases were partially offset by reduced fuel costs of $574,000 and an $831,000 reduction in insurance expense. The reduction in insurance expense is primarily due to a reduction in reserves for IBNR losses as a result of the Company adopting a fully-insured auto program.

         Selling, general and administrative expenses ("SG&A") increased by $692,000, or 3.6%, to $20,177,000 for the nine months ended September 30, 2003 from $19,485,000 for the same period in 2002. Stated as a percentage of revenue, SG&A decreased to 16.5% for the nine months ended September 30, 2003 as compared to 16.7% for the same period in 2002. The decrease in SG&A is due primarily to a reduction in compensation expense of $1,167,000 which includes reduced staffing, lower incentive compensation and the reversal of previously recorded severance benefits. This reduction in SG&A is partially offset by a $388,000 increase in facility rent costs and an increase of $379,000 in provision for doubtful accounts.

         Depreciation and amortization decreased by $339,000, or 37.0%, to $577,000 for the nine months ended September 30, 2003 from $916,000 for the same period in 2002. Such reduction was primarily caused by the full depreciation of certain vehicles held under a capital lease that ended during 2002 and reduced capital expenditures in 2001, 2002 and 2003.

         Other income, net increased to $1,451,000 for the nine months ended September 30, 2003 for the reasons discussed below.

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

         On February 28, 2003, the Company completed a series of related transactions with GMV Express, Inc. ("GMV"), Gold (a principal of GMV) and his affiliates, and Global and its subsidiary, Sureway Worldwide. The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold is that the Company assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that the Company is now relieved of its $1,034,000 liability for the CDL/Gold Note and the Company has no further rights to the Note Receivable. In addition, the Company received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, the Company recorded a gain of $1,034,000 during the nine month period ended September 30, 2003, included within other income, net.

         Additional sources of other income for the nine months ended September 30, 2003 related to a $220,000 World Trade Center Recovery Grant received by one of our New York City facilities, $112,000 of interest income from our Midwest Note and $90,000 of gain on disposal of equipment.

         As a result of the factors discussed above, income before provision for income taxes increased by $737,000 for the nine months ended June 30, 2003 as compared to the same period in 2002.

         Provision for income taxes increased by $294,000 for the nine months ended September 30, 2003 as compared to the same period in 2002. This was due to the increase in income before provision for income taxes discussed above. The effective tax rate for both periods was 40%.

         Net income improved by $443,000 to net income of $1,270,000 for the nine months ended September 30, 2003 as compared to net income of $827,000 for the same period in 2002. This was due to the factors discussed above.

         Liquidity and Capital Resources

         The Company's working capital decreased by $298,000 from $2,869,000 as of December 31, 2002 to $2,571,000 as of September 30, 2003. The decrease is primarily a result of cash used in operating activities. Cash and cash equivalents decreased by $386,000 to $1,066,000 as of September 30, 2003. Cash of $3,551,000 was used by operations while $114,000 was used by net investing activities and $3,279,000 was provided by net financing activities. Cash used by operations and cash provided by net financing activities was primarily the result of the $3,236,000 in insurance financing arrangements discussed in Note 3. Capital expenditures amounted to $208,000 and $470,000 for the nine months ended September 30, 2003 and 2002, respectively.

         As of June 27, 2002 CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (4.25% at September 30, 2003) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points 3.37% at September 30, 2003). Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the nine months ended September 30, 2003, the maximum borrowings outstanding under the Fleet Facility were approximately $3,518,000 and the outstanding borrowings as of September 30, 2003 were approximately $2,829,000. As of September 30, 2003, the Company had borrowing availability of $1,978,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $7,000,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. Pursuant to a modification agreement with its lender, the Company was in compliance with its debt covenants as of September 30, 2003.

         On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company is required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement. Pursuant to a modification agreement with its lender, the Company was in compliance with the Senior Notes covenants as of September 30, 2003.

         The Senior Notes mature on January 29, 2006 and may be prepaid by the Company under certain circumstances. The warrants expire January 19, 2009 and are exercisable at any time prior to expiration at a price of $.001 per equivalent share of common stock for an aggregate of 506,250 shares of the Company's stock, subject to additional adjustments. The Company has recorded the fair value of the warrants of $1,265,000 as a credit to additional paid-in-capital and a debt discount on the Senior Notes. The Company used the proceeds to finance acquisitions and to reduce outstanding short-term borrowings. As of August 17, 2000, November 21, 2000, March 30, 2001, May 30, 2001, August 20, 2001,
         November 19, 2001, April 12, 2002, June 28, 2002, April 23, 2003 and
         November 13, 2003; the Company and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999. The Senior Note Agreement, as amended, provides for scheduled repayments of $250,000 at the end of each calendar quarter beginning in the first quarter of 2003 and ending in the fourth quarter of 2005. Such payments increase to $312,500 if the Company meets certain availability benchmarks under the Fleet Facility, as defined. The interest rate on the $3,000,000 of the notes scheduled to be repaid through 2005 would be reduced to 10% on a prospective basis if the Company makes a voluntary principal repayment of $750,000 at any time prior to maturity.

         Self-Insurance -
         The Company's risk of incurring uninsured losses has increased in 2003 as a result of increased deductibles retained by the Company in order to reduce premiums in conjunction with the renewal of certain insurance policies in 2003. This risk may be mitigated to some extent as the Company entered into fully insured auto liability insurance programs during the third quarter of 2003. There can be no assurances that the Company's risk management policies and procedures will minimize future uninsured losses or that a material increase in frequency or severity of uninsured losses will not occur and adversely impact the Company's future consolidated financial results.

         The Company has an accumulated deficit of ($7,559,000) as of September 30, 2003. There can be no assurances that the Company's lenders will agree to waive any future covenant violations, if any, continue to renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to the effect of changing interest rates. At September 30, 2003, the Company's debt consisted of approximately $14,418,000 (excluding unamortized discount of $422,000) of fixed rate debt with a weighted average interest rate of 11.9% and $5,857,000 of variable rate debt with a weighted average interest rate of 5.7%. The variable rate debt consists of six seller-financed notes with an interest rate of prime plus 200 basis points with a minimum rate of 7.0% and maximum rate of 9.0% and $2,829,000 of borrowings of revolving line of credit debt. If interest rates on variable rate debt were to increase by 57 basis points (one-tenth of the rate at September 30, 2003), the net impact to the Company's results of operations and cash flows for the nine month period ended September 30, 2003 would be a decrease of approximately $25,000. Maximum borrowings of revolving line of credit debt during the nine months ended September 30, 2003 were $3,518,000.

Item 4 - Controls and Procedures

         (a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

         (b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  31.1 Certification of Albert W. Van Ness, Jr. Pursuant to Exchange Act Rules 13a-15e and 15d-15e, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Russell J. Reardon Pursuant to Exchange Act Rules 13a-15e and 15d-15e, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Albert W. Van Ness, Jr. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Russell J. Reardon Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  The following current reports on Form 8-K were filed during the third quarter of 2003.

                  o Report on Form 8-K filed on August 19, 2003 concerning the August 19, 2003 press release announcing second quarter earnings for the 2003 fiscal year.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 14, 2003                             CD&L, INC.




                                             By:  \s\ Russell J. Reardon
                                                  -------------------------
                                                  Russell J. Reardon
                                                  Vice President and
                                                  Chief Financial Officer