Form 10-K
period 2003-12-31
CD&L INC
filed 2004-04-14
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
For the transition period from .................... to ....................
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

The aggregate market value of voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003), was $3,343,185.

The number of shares of the registrant's Common Stock, $.001 par value, outstanding was 7,658,660 and the aggregate market value of voting common equity of the registrant held by non-affiliates of the registrant was $6,718,638 as of April 7, 2004.

Documents Incorporated by Reference:  None


================================================================================

                                   CD&L, INC.

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                      INDEX


                                                                                                           Page(s)
                                                                                                           -------

PART I
    Item 1.       Business Description ...................................................................... 3
    Item 2.       Properties.................................................................................11
    Item 3.       Legal Proceedings..........................................................................12
    Item 4.       Submission of Matters to a Vote of Security Holders........................................12


PART II
    Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters......................13
    Item 6.       Selected Financial Data....................................................................14
    Item 7.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.....................................................15
    Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.................................27
    Item 8.       Financial Statements and Supplementary Data................................................28
    Item 9.       Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures....................................................59
    Item 9A.      Controls and Procedures....................................................................59

PART III
    Item 10.      Directors and Executive Officers of the Company............................................60
    Item 11.      Executive Compensation.....................................................................62
    Item 12.      Security Ownership of Certain Beneficial Owners and Management ............................65
    Item 13.      Certain Relationships and Related Transactions.............................................66
    Item 14.      Principal Accountant Fees and Services.....................................................66


PART IV
    Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K............................67

SIGNATURES           ........................................................................................71

CERTIFICATIONS       ........................................................................................72

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

Item 1.  Business Description

Overview

         We are one of the leading national full-service providers of customized, same-day, time-critical, delivery services to a wide range of commercial, industrial and retail customers. Our services are provided throughout the United States.

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

Our Services

         We provide our customers with a broad range of customized, same-day, time-critical, delivery service options.

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

Routed and Scheduled. Our scheduled delivery services are provided on a recurring and often daily basis. We typically pick up or receive large shipments of products, which are then scanned, sorted, routed and delivered. These deliveries are made in accordance with a customer's predetermined schedule that generally provides for deliveries to be made at specific times. Typical routes may include deliveries from pharmaceutical suppliers to pharmacies, from manufacturers to retailers, the inter-branch distribution of financial documents, payroll data and other time-critical documents for banks, financial institutions and insurance companies. We also provide these services to large retailers for home delivery, including large cosmetic companies, door-to-door retailers, catalog retailers, home health care distributors and other direct sales companies.

Facilities Management. We provide complete mailroom management services, by offering customized solutions that include performing the entire mailroom function. This includes mail meter management, messenger delivery services, main entrance personnel and management personnel.

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

Our Internal Operations

         We operate from 67 leased facilities and 34 customer owned facilities in 22 states and with various managed agents in all other states. The size of each facility varies, but typically includes dedicated dispatch and order entry functions as well as delivery personnel. We accomplish coordination and deployment of our delivery personnel either through communications systems linked to our computers, through pagers, mobile data units, or by radio or telephone. A dispatcher coordinates shipments for delivery within a specific time frame. We route a shipment according to its type and weight, the geographic distance between its origin and destination and the time allotted for its delivery. In the case of scheduled deliveries, we design routes to minimize the unit costs of the deliveries and to enhance route density. We continue to deploy new hardware and software systems designed to enhance the capture, routing, tracking and reporting of deliveries throughout our network. To further improve customer service, we offer customers the opportunity to access this information via the Internet.

Sales and Marketing

         We believe that a direct sales force most effectively reaches customers for same-day, time-critical delivery services and, accordingly, we do not currently engage in mass media advertising. We market directly to individual customers by designing and offering customized service packages after determining their specific delivery and distribution requirements. We have implemented a coordinated major account strategy by building on established relationships with regional and national customers.

         Many of the services we provide, such as facilities management, dedicated contract logistics and routed delivery services are determined on the basis of competitive bids. However, we believe that quality and service capabilities are also important competitive factors. We derive a substantial portion of our revenues from customers with whom we have entered into contracts.

Competition

         The market for our delivery services is highly competitive. We believe that the principal competitive factors in the markets in which we compete are service performance, dedicated resources, technology and price. We compete on all of those factors. Most of our competitors in the time-critical, same-day, delivery market are privately held companies that operate in only one location or within a limited service area. Our services are available 24-hours-a-day, 7-days-a-week.

Acquisitions and Sales of Businesses

         We were formed as a Delaware corporation in June 1994. As of December 31, 2003, we had acquired 26 same-day time-critical delivery businesses, including the 11 companies that we acquired simultaneously with the commencement of our operations in November 1995. We paid approximately $67,800,000 ($29,600,000 in cash and 2,935,702 shares of our common stock) to acquire the 11 founding companies. In addition to the acquisition of those companies, we acquired certain additional assets from two companies in transactions that we accounted for as purchases. Those acquired assets were not material.

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

         The Company reported a net loss on the disposition of the Company's air delivery business of $465,000 (net of benefit for income taxes of $240,000) accounted for as discontinued operations for the year ended December 31, 2001.

         In February 1999, the Company became obligated for seller-financed acquisition debt of $1,650,000 related to the acquisition of Gold Wings (See
Note 4 of Notes to Consolidated Financial Statements). As of February 28, 2003, the note had a remaining principal balance of $1,034,000 (the "CDL/Gold Note"). On February 28, 2003, the Company completed a series of related transactions with GMV Express, Inc. ("GMV"), Richard Gold (a principal of GMV) ("Gold") and his affiliates, and Global Delivery Systems LLC ("Global") and its subsidiary, Sureway Worldwide LLC ("Sureway Worldwide"). The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold was that the Company assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that the Company was relieved of its $1,034,000 liability for the CDL/Gold Note and the Company has no further rights to the Note Receivable. In addition, the Company received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, the Company recorded a gain of $1,034,000 during the year ended December 31, 2003, included as a component of other (income) expense, net on the consolidated statement of operations.

         On June 14, 2001, the Company consummated a transaction providing for the sale of all the outstanding stock of National Express, Inc., the Company's ground courier operations in the Mid-West, to First Choice Courier and Distribution, Inc. ("First Choice"). The selling price was approximately $2,530,000 and was comprised of $880,000 in cash and a subordinated promissory note (the "Promissory Note") for $1,650,000.

         As of March 14, 2003, the Promissory Note was amended to defer the interest and principal payments due on December 14, 2002 and March 14, 2003. The new quarterly payment schedule commenced on June 14, 2003 with interest only payments at a new interest rate at 9.0% per annum. Upon the earlier of June 14, 2004 or the maker of the Promissory Note meeting certain financial benchmarks, principal payments shall resume and the interest rate will prospectively revert back to 7.0% per annum. The final balloon payment of approximately $1,100,000 plus any remaining principal or unpaid interest remains due on June 14, 2006.

         Subsequently, on March 1, 2004, the Company consummated a transaction providing for the repurchase of certain Indiana-based assets and liabilities sold to First Choice in June 2001. The acquisition, including the release of certain non-compete agreements, we believe will support and enhance our business growth opportunities in Indiana. Consideration paid for the repurchase includes cancellation of the Promissory Note owed by First Choice of approximately $1,600,000 plus a three year contingent earn-out based on future net revenue generated by the accounts repurchased.


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

Safety

         We seek to ensure that all of our drivers meet safety standards established by us and our insurance carriers as well as the U.S. DOT. In addition, where required by the DOT, state or local authorities, we require that our independent contractors meet certain specified safety standards. We review prospective drivers in an effort to ensure that they meet applicable requirements.

Employees and Independent Contractors

         As of December 31, 2003, we employed approximately 1,433 full-time and part-time people, 188 as drivers, 547 as messengers, 520 in operations, 132 in clerical and administrative positions, 21 in sales, 19 in information technology and 6 in executive management. We are not a party to any collective bargaining agreements. We also had agreements with approximately 2,450 independent contractors as of December 31, 2003. We have not experienced any work stoppages and believe that our relationship with our employees and independent contractors is good.

Risk Factors

         You should carefully consider the following factors as well as the other information in this report before deciding to invest in shares of our common stock.

We have limited capital resources.

         We have an accumulated deficit of ($7,146,000) as of December 31, 2003. Although we were in compliance with our Senior Notes debt covenants at December 31, 2003, we were anticipating non-compliance with certain covenants in 2004 and beyond. Additionally, based on our cash flow projections, we would be unlikely able to pay the $9,000,000 balloon payment on the Senior Notes due to be paid in January 2006. Subsequently, on April 14, 2004, we restructured our senior debt and related covenants. The restructuring includes an agreement among us, our lenders and certain members of CD&L management and others which improves the Company's short-term liquidity and reduces interest expense. See Liquidity and Capital Resources section in Item 7. and Notes to Consolidated Financial Statements Note 17 - Subsequent Events. There can be no assurances that our lenders will agree to waive any future covenant violations, if any, continue to renegotiate and modify the terms of our loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that we will be able to meet our revenue, cost or income projections, upon which the debt covenants are based.

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

         We currently employ 171 full-time and 17 part-time employee drivers. From time to time some of those drivers are involved in automobile accidents. We currently carry liability insurance of $1,000,000 for each employee driver subject to applicable deductibles and carry umbrella coverage up to $5,000,000 in the aggregate. However, claims against us may exceed the amounts of available insurance coverage. We also contract with approximately 2,450 independent contractor drivers. In accordance with Company policy, all independent contractor drivers are required to maintain liability coverage as well as workers' compensation or occupational accident insurance. If we were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims, or unfavorable resolutions of claims, our operating results could be materially affected. With regards to independent contractors, the Company carries umbrella coverage of $5,000,000 ($2,000,000 before March 1, 2004) in the aggregate.

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

         We are permitted, and in some cases obligated, to issue shares of common stock in addition to the common stock that is currently outstanding. If and when we issue these shares, the percentage of the common stock currently issued and outstanding will be diluted. The following is a summary of additional shares of common stock that we have currently reserved for issuance as of December 31, 2003:

         o 506,250 shares are issuable upon the exercise of outstanding warrants at an exercise price of $.001 per share.

         o 4,000,000 shares are issuable upon the exercise of options or other benefits under our employee stock option plan, consisting of:

                  o outstanding options to purchase 1,757,697 shares at a weighted average exercise price of $3.04 per share, of which options covering 1,756,031 shares were exercisable as of December 31, 2003; and

                  o 2,242,303 shares available for future awards after December 31, 2003.

         o 200,000 shares are issuable upon the exercise of options or other benefits under our independent director stock option plan, consisting of:

                  o outstanding options to purchase 157,500 shares at a weighted average exercise price of $1.61 per share, of which options covering 127,500 shares were exercisable as of December 31, 2003; and

                  o 42,500 shares available for future awards after December 31, 2003.

         o 430,518 shares are issuable upon the exercise of outstanding convertible notes at a weighted average exercise price of $6.46 per share.

Subsequent to the financial restructuring on April 14, 2004 (See Liquidity and Capital Resources section in Item 7. and Notes to Consolidated Financial Statements Note 17 - Subsequent Events):

         o 3,937,008 shares are issuable upon the conversion of the new convertible investor notes at a weighted average exercise price of $1.016 per share.

         o 1,968,504 shares are issuable upon the conversion of the Amended Paribas Convertible Subordinated Notes at a weighted average exercise price of $2.032 per share.

         o 3,937,010 shares are issuable upon the conversion of the Series A Preferred Stock at a weighted average exercise price of $1.016 per share.


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

           In addition, we have adopted a Stockholder Protection Rights Plan in order to protect against offers to acquire us that our Board of Directors believes to be inadequate or not otherwise in our best interests. There are, however, certain possible disadvantages to having the Plan in place, which might adversely impact us. The existence of the Plan may limit our flexibility in dealing with potential acquirers in certain circumstances and may deter potential acquirers from approaching us. Further, as a result of the April 14, 2004 restructuring, on a fully diluted basis, the executive officers and directors of the Company will own 61.7% of the Company's common stock on a fully diluted basis (excluding out-of-the-money stock options) and Paribas and Exeter collectively will own 45.6% of the Company's common stock on a fully diluted basis (excluding out-of-the-money stock options). (Note: The sum of individual beneficial ownership percentages can exceed 100% due to the nature of the calculation which assumes total outstanding shares and the exercise of all convertible instruments for any individual shareholder without regard to exercise of similar instruments by any other shareholder.) Such concentration of ownership may also deter potential acquirers from approaching us.

Item 2.  Properties

         As of December 31, 2003, the Company operated from 67 leased facilities (not including 34 customer-owned facilities). These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities also contain storage and warehouse space. The table below summarizes the location of the Company's current leased facilities.

State                                                Number of Leased Facilities
-----                                                ---------------------------
New York..........................................                19
Florida...........................................                 8
California........................................                 7
New Jersey........................................                 6
Maine.............................................                 3
North Carolina....................................                 3
Louisiana.........................................                 2
Ohio..............................................                 2
Oklahoma..........................................                 2
Pennsylvania......................................                 2
Tennessee.........................................                 2
Indiana...........................................                 1
Massachusetts.....................................                 1
South Carolina....................................                 1
Washington........................................                 1
Arkansas..........................................                 1
Connecticut.......................................                 1
Georgia...........................................                 1
Maryland..........................................                 1
New Hampshire.....................................                 1
Texas.............................................                 1
Vermont...........................................                 1
                                                            ---------------
      Total                                                        67

         The Company's corporate headquarters is located at 80 Wesley Street, South Hackensack, New Jersey. The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

         As of December 31, 2003, the Company owned or leased approximately 170 vehicles of various types, which are operated by drivers employed by the Company. The Company also utilizes independent contractors who provide their own vehicles and are required to carry at least the minimum amount of insurance required by law.

         The Company's aggregate rental expense, primarily for facilities, was approximately $6,973,000, for the year ended December 31, 2003. See Note 12 to the Company's Consolidated Financial Statements.

Item 3.  Legal Proceedings

         In February 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed an action against Securities Courier Corporation ("Securities"), a subsidiary of the Company, Mr. Vincent Brana, an employee of the Company, and certain other parties in the United States District Court for the Southern District of New York. Under the terms of its acquisition of Securities, the Company had certain rights to indemnification from Mr. Brana. In connection with the indemnification, Mr. Brana has entered into a settlement agreement and executed a promissory note (the "Brana Note") in such amount as may be due for any defense costs or award arising out of this suit. Mr. Brana had agreed to repay the Company on December 1, 2003, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. Mr. Brana delivered 357,301 shares of CD&L common stock to the Company as collateral for the Brana Note. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made by Securities on October 16, 2000, $325,000 plus interest at a rate of 10.5% per annum was paid in monthly installments ending July 1, 2001 and the balance of $325,000 plus interest at a rate of 12.0% per annum was paid in monthly installments ending July 1, 2002.

         At December 31, 2002, the Company had a receivable due from Mr. Brana totaling $2,800,000. As of December 31, 2002, considering the market value of the collateral and Mr. Brana's failure to provide satisfactory evidence to support his ability to pay the Brana Note, the Company maintained a $2,800,000 reserve against the receivable.

         In an effort to resolve all outstanding disputes between Mr. Brana and the Company, a settlement agreement was executed in December 2003. Pursuant to the agreement, the Company has returned to Mr. Brana the 357,301 shares of CD&L common stock previously held by the Company as collateral for the Brana Note. In addition, the agreement provided for an exchange of releases between the parties. In connection with this agreement, the Brana Note was written off as of December 31, 2003. Mr. Brana's employment with the Company terminated on September 1, 2002 and he has served as a paid consultant since that time.

         The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $885,000 and $325,000 as of December 31, 2003 and 2002, respectively.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock has been trading on the American Stock Exchange under the symbol "CDV" since February 23, 1999. The following table sets forth the high and low closing sales prices for the Common Stock for 2002 and 2003.

         2002                             Low                High
         ----                             ---                ----
         First Quarter                   $0.38              $0.61
         Second Quarter                  $0.44              $0.70
         Third Quarter                   $0.40              $0.58
         Fourth Quarter                  $0.46              $0.62


         2003                             Low                High
         ----                             ---                ----
         First Quarter                   $0.48              $0.59
         Second Quarter                  $0.34              $0.55
         Third Quarter                   $0.44              $0.94
         Fourth Quarter                  $0.65              $1.06

         On April 7, 2004, the last reported sale price of the Common Stock was $0.99 per share. As of April 7, 2004, there were approximately 272 shareholders of record of Common Stock.

Dividends

         The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion. The Company's ability to pay cash dividends on the Common Stock is also limited by the terms of its revolving credit facility and the new Senior Subordinated Convertible Notes. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Item 6.  Selected Financial Data

         The selected consolidated financial data set forth below as of and for the years ended December 31, 2002 and 2003 is derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated financial data set forth below for the year ended December 31, 2001, which are included herein, and for the years ended December 31, 1999 and 2000 and as of December 31, 1999, 2000, and 2001, which are not included herein, are derived from our consolidated financial statements audited by Arthur Andersen LLP, independent public accountants who have ceased operations. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.


                             SELECTED FINANCIAL DATA
                    (In thousands, except per share amounts)

Statement of Operations Data:

                                                                  CD&L, Inc. and Subsidiaries (1)
                                      -----------------------------------------------------------------------------------------
                                                                   For The Year Ended December 31,
                                      -----------------------------------------------------------------------------------------
                                         1999               2000               2001              2002                2003
                                      ------------      -------------      -------------     --------------     ---------------
Revenue                                $158,380          $170,079           $160,544          $157,232           $166,083
Gross profit                             35,175            34,463             32,704            30,080             32,735
Selling, general and
  administrative expenses                27,123            33,978             26,881            25,492             28,136
Goodwill impairment                           -                 -              3,349                 -                  -
Depreciation and amortization             3,672             3,355              2,476             1,173                756
Other expense (income), net                  80             2,438              4,685               206             (1,496)
Interest expense                          2,731             3,060              2,897             2,734              2,534
Income (loss) from
  continuing operations                     950            (6,229)            (5,804)              285              1,683
Discontinued operations:
  Income from discontinued
    operations, net of income
    taxes                                 1,961             1,388                  -                 -                  -
  Provision for loss on
    disposal of assets, net
    of income taxes                           -            (2,807)              (465)                -                  -
Net income (loss)                        $2,911           ($7,648)           ($6,269)             $285             $1,683
Basic income (loss) per
  share:
  -Continuing operations                   $.13             ($.84)             ($.76)             $.04               $.22
  -Discontinued operations                  .27              (.19)              (.06)                -                  -
                                      ------------      -------------      -------------     --------------     ---------------
  -Net income (loss)                       $.40            ($1.03)             ($.82)             $.04               $.22
                                      ============      =============      =============     ==============     ===============
Diluted income (loss) per share:
  -Continuing operations                   $.12             ($.84)             ($.76)             $.03               $.21
  -Discontinued operations                  .25              (.19)              (.06)             -                  -
                                      ------------      -------------      -------------     --------------     ---------------
  -Net income (loss)                       $.37            ($1.03)             ($.82)             $.03               $.21
                                      ============      =============      =============     ==============     ===============
Basic weighted average shares
 outstanding                              7,214             7,430              7,659             7,659              7,659
Diluted weighted average
 shares outstanding                       7,868             7,430              7,659             8,167              8,174

Balance Sheet Data:                                               CD&L, Inc. and Subsidiaries (1)
                                      -----------------------------------------------------------------------------------------
                                                                            December 31,
                                      -----------------------------------------------------------------------------------------
                                         1999               2000               2001               2002               2003
                                      ------------      --------------     -------------      -------------     ---------------

Working capital (deficit)                $5,989           ($3,430)            $4,923            $2,869             $1,807
Equipment and leasehold
   improvements, net                      4,321             2,841              1,961             1,233              1,446
Goodwill and other intangible
   assets, net                           22,375            20,666             12,252            12,192             11,968
Total assets                             62,513            57,785             35,481            33,821             40,352
Total debt                               32,353            34,686             20,595            17,483             20,137
Stockholders' equity                    $17,369            $9,884             $3,615            $3,900             $5,583


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

2004 Restructuring of Senior Notes Debt

At December 31, 2003, the Company was indebted to Paribas and Exeter (collectively "Paribas") in the sum of approximately $11,000,000 pursuant to a subordinated note bearing interest at 12% per annum (see Senior Notes in Note
9). On April 14, 2004, an agreement was reached among the Company, Paribas and certain members of CD&L management and others ("Investors") as to the financial restructuring of the Senior Notes. Paribas agreed to convert a portion of its existing debt due from CD&L into equity and to modify the terms of its subordinated note if the Investors purchase a portion of the note and accept similar modifications. The nature of the restructuring is as follows:

         (a) Paribas exchanged notes in the aggregate principal amount of $4.0 million for shares of the Series A Convertible Redeemable Preferred Stock of the Company, par value $.001 per share ("Preferred Stock") with a liquidation preference of $4.0 million. The Preferred Stock is convertible into an aggregate of 4,000,000 shares of Common Stock, does not pay dividends (unless dividends are declared and paid on the Common Stock), and is redeemable by the Company for the liquidation value. Holders of the Preferred Stock will have the right to elect two directors.

         (b) Paribas and the Company amended the terms of the $7.0 million balance of the Notes, and then exchanged the original notes for the amended and restated notes, which consist of two series of convertible notes, the Series A Convertible Subordinated Notes (the "Series A Converible Notes") in the principal amount of $3.0 million and the Series B Convertible Subordinated Notes ("Series B Convertible Notes") in the principal amount of $4.0 million (collectively, the "Convertible Notes"). The Loan Agreement was amended and restated to reflect the terms of the substituted Series A Convertible Notes and the Series B Convertible Notes, including the elimination of most financial covenants. Principal is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years, and 12% for the final three years of the term. The terms of the two series of Convertible Notes are identical except for the conversion price ($1.016 for the Series A Convertible Notes, the average closing price for the Company's shares for the 5 days prior to the closing, and $2.032 for the Series B Convertible Notes).

         (c) The Investors purchased the Series A Convertible Notes from Paribas for a purchase price of $3.0 million.

         (d) The Company issued an additional $1.0 million of Series A Convertible Notes to the Investors for an additional payment of $1.0 million, the proceeds of which were used to reduce short-term debt.

         (e) The Investors, Paribas and the Company entered into a Registration Rights Agreement pursuant to which the shares of the Company's common stock issuable upon conversion of the Preferred Stock and the Convertible Notes will be registered for resale with the Securities and Exchange Commission.

In addition, the Company has agreed to commence a rights offering to its common stockholders as soon as practical, and in any event prior to January 14, 2005, whereby the common shareholders of the Company shall have the right to acquire at least $2 million of additional shares of common stock of the Company in the aggregate at a price equal to the conversion price of the Series A Convertible Notes.

The following summarized unaudited pro forma financial information was prepared assuming that the restructuring of the Senior Notes debt occurred on December 31, 2003 (in thousands):

                                                                  As Reported           Adjustment             Pro Forma
                                                             -----------------------  ---------------       ----------------
Total assets                                                     $40,234                       $-               $40,234
                                                             =======================  ===============       =================

Liabilities
   Current liabilities
      Short-term borrowings                                        5,767                   (1,000)   (a)          4,767
      Current maturities of long-term debt                         2,585                   (1,000)   (a)          1,585
      Accounts payable and accrued liabilities                    14,201                     (151)   (b)         14,050
                                                             -----------------------  ---------------       -----------------
      Total current liabilities                                   22,553                   (2,151)               20,402
                                                             -----------------------  ---------------       -----------------
   Long-term liabilities
      Long-term debt                                              11,785                   (1,624)   (a)(b)      10,161
      Other long-term liabilities                                    313                        -                   313
                                                             -----------------------  ---------------       -----------------
   Total liabilities                                              34,651                   (3,775)               30,876
                                                             -----------------------  ---------------       -----------------

Stockholders' equity
   Preferred stock                                                     -                    4,000    (a)          4,000
   Common stock                                                        8                        -                     8
   Additional paid-in capital                                     12,883                        -                12,883
   Treasury stock                                                   (162)                       -                  (162)
   Accumulated deficit                                            (7,146)                    (225)   (b)         (7,371)
                                                             -----------------------  ---------------       -----------------
   Total stockholders' equity                                      5,583                    3,775                 9,358
                                                             -----------------------  ---------------       -----------------

Total liabilities and stockholders' equity                       $40,234                       $-               $40,234
                                                             =======================  ===============       =================

(a) Represents the initial entry to record the restructuring: (i) the conversion of $4,000,000 of long-term debt into Preferred Stock, (ii) the issuance of $4,000,000 of long-term debt to Investors, and (iii) the repayment of $1,000,000 of current maturities of long-term debt and $2,000,000 of long-term debt related to the original Paribas Senior Notes.

(b) Represents the write-off of the unamortized debt discount balance of $376,000 as of December 31, 2003 related to the original Senior Notes and the related tax effect.

The Company has reviewed SFAS 150 with respect to this transaction and has determined that the Preferred Shares issued are properly treated as equity, as the shares are not mandatorily redeemable at any time. As the interest on the Investor Notes and the new Paribas note increase over the term of the notes, the Company will record the associated interest expense on a straight-line basis, which will give rise to accrued interest over the early term of the notes.

Discontinued Operations

         On December 1, 2000, we made a strategic decision to dispose of our air delivery business and accordingly have restated the accompanying balance sheets, statements of operations and statements of cash flows to reflect such as discontinued operations. On March 30, 2001, we consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc. ("Sureway"), our air delivery business. The selling price for the net assets was approximately $14,150,000 and was comprised of $11,650,000 in cash, a subordinated promissory note (the "Sureway Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by us. The Sureway Note Receivable originally bore interest at the rate of 10.0% per annum, with interest only payable in monthly installments. The entire balance of principal, plus all accrued interest, was due and payable on March 30, 2006. As of December 31, 2001 collection of the Sureway Note Receivable, interest accrued thereon and certain other related receivables was in doubt. Accordingly, the Company recorded a pre-tax charge of $2,500,000 (included in other (income) expense, net) in the fourth quarter of 2001 to write-off the Sureway Note Receivable. Additionally, the Company recorded a pre-tax charge of $705,000 (included in Discontinued Operations) in the fourth quarter of 2001 to write-off certain other direct expenses incurred on behalf of Sureway subsequent to March 30, 2001 for which collection was in doubt and to true-up certain accruals that were estimated in 2000 relative to the disposition of Sureway.

         The Company reported a net loss on the disposition of the Company's air delivery business of $465,000 (net of benefit for income taxes of $240,000) accounted for as discontinued operations for the year ended December 31, 2001.

         In February 1999, the Company became obligated for seller-financed acquisition debt of $1,650,000 related to the acquisition of Gold Wings (See
Note 4 of Notes to Consolidated Financial Statements). As of February 28, 2003, the note had a remaining principal balance of $1,034,000 (the "CDL/Gold Note"). On February 28, 2003, the Company completed a series of related transactions with GMV Express, Inc. ("GMV"), Richard Gold (a principal of GMV) ("Gold") and his affiliates, and Global Delivery Systems LLC ("Global") and its subsidiary, Sureway Worldwide LLC ("Sureway Worldwide"). The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold was that the Company assigned the Sureway Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that the Company was relieved of its $1,034,000 liability for the CDL/Gold Note and the Company has no further rights to the Sureway Note Receivable. In addition, the Company received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, the Company recorded a gain of $1,034,000 during the year ended December 31, 2003.

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

         Allowance for Doubtful Accounts
         The Company maintains allowances for doubtful accounts and notes receivable for estimated losses resulting from the inability of its customers and debtors to make payments when due or within a reasonable period of time thereafter. The Company estimates allowances for doubtful accounts and notes receivable by evaluating past due aging trends, analyzing customer payment histories and assessing market conditions relating to its customers operations and financial condition. Such allowances are developed principally for specific customers. As of December 31, 2003, the Company has estimated that an allowance for doubtful accounts of $872,000 is needed to cover the current receivable base. As a result of this estimate, the Company recorded $629,000 of expense in 2003 related to the provision for doubtful accounts. If the financial condition of the Company's customers and debtors were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.

         Revenue Recognition
         Revenue is recognized when pervasive evidence of an arrangement exists, the price to the customer is fixed or determinable and collectibility is reasonably assured. The Company interprets the timing of revenue recognition to be when services are rendered to customers, and expenses are recognized as incurred. This policy applies to all of the Company's same-day, time-critical delivery service options, including Rush, Scheduled, Facilities Management and Dedicated Contract Logistics. Certain customers pay in advance, giving rise to deferred revenue. This policy is consistent with prior years and as such, the increase in revenue from 2002 relates solely to additional sales volume.

         Goodwill
         The value of the Company's goodwill is significant relative to total assets and stockholders' equity. The Company reviews goodwill for impairment on at least an annual basis using several fair-value based tests, which include, a discounted cash flow and terminal value computation, market capitalization and peer group equity transactions. The discounted cash flow and terminal value computation is based on management's estimates of future operations. During 2003, an annual impairment test was performed and the Company determined that there was no impairment of goodwill. As such, there was no impact on the 2003 statement of operation related to goodwill. Changes in business conditions could materially impact management's estimates of future operations and this could result in an impairment of goodwill. Such impairment, if any, could have a significant impact on the Company's operations and financial condition. Examples of changes in business conditions include, but are not limited to, bankruptcy or loss of a significant customer, a significant adverse change in regulatory factors, a loss of key personnel, increased levels of competition from companies with greater financial resources than the Company and margin erosion caused by our inability to increase prices to our customers at the same rate that our costs increase.

         Insurance Reserves
         The Company insures certain of its risks through insurance policies, but retains risk as a result of its deductibles related to such insurance policies. The Company's deductible for workers' compensation is $500,000 per loss ($350,000 prior to May 1, 2003). The deductible for employee health medical costs is $150,000 per loss ($125,000 prior to March 1, 2002). Effective July 1, 2003, automobile liability coverage is maintained for covered vehicles through a fully-insured indemnity program with no deductible ($350,000 deductible prior to July 1, 2003). The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts. The Company's estimated cumulative reported losses for workers' compensation and automobile liability claims for the period January 1, 1999 through December 31, 2003 amounted to $13,844,000 for losses and $7,363,000 for administrative and reinsurance costs, all of which has been funded to the Company's insurance carrier. Additionally, as of December 31, 2003, the Company has accrued approximately $2 million for estimated losses incurred but not reported. The Company has also accrued $372,000 for incurred but unpaid employee health medical costs as of December 31, 2003.

         Income Taxes
         The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations has resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions is contrary to that jurisdiction's laws or regulations. The Company utilizes a tax rate of 40% in all years presented in the statements of operations.

Results of Operations 2003 Compared with 2002

The following discussion compares the year ended December 31, 2003 and the year ended December 31, 2002.

Income and Expense as a Percentage of Revenue

                                                   For the Years Ended
                                                       December 31,
                                               -----------------------------
                                                  2003             2002
                                               ------------     ------------

         Revenue                                  100.0%           100.0%

         Gross profit                              19.7%            19.1%

         Selling, general and
            administrative expenses                16.9%            16.2%
         Depreciation and amortization              0.5%             0.7%
         Other (income) expense, net               (0.9%)            0.1%
         Interest expense                           1.5%             1.7%

         Net income                                 1.0%             0.2%

Revenue
Revenue for the year ended December 31, 2003 increased by $8,851,000, or 5.6%, to $166,083,000 from $157,232,000 for the year ended December 31, 2002. An increase in volume from new and existing customers contributes to such revenue increase, partially offset by certain price reductions granted to extend customer contracts. The revenue growth reflects the launch of our nationwide business development program and our ability to expand into new markets with our existing customer base.

Cost of Revenue
Cost of revenue consists primarily of employee and independent contractor delivery costs, other direct pick-up and delivery costs and the costs of dispatching drivers and messengers. These costs increased by $6,196,000, or 4.9%, from $127,152,000 for 2002 to $133,348,000 in 2003. Stated as a percentage of revenue, these costs decreased to 80.3% for 2003 compared to 80.9% for 2002. The decrease in cost of revenue stated as a percentage of revenue is due primarily to increased utilization of independent contractors. While the cost of this labor is more expensive (delivery costs increased by 2.6% as a percentage of revenue), workers compensation insurance costs and company delivery vehicle expenses have decreased by 2.3% and 1.1% as a percentage of revenue, respectively. The decrease in insurance costs is partially attributable to the change in auto liability coverage to a fully-insured indemnity program in July 2003. This net reduction in cost of sales as a percentage of revenue is partially offset by additional cargo claims of approximately $800,000.

Selling, General and Administrative Expense ("SG&A")
SG&A includes costs to support the Company's marketing and sales effort and the expense of maintaining information systems, human resources, financial, legal and other corporate administrative functions. SG&A increased by $2,644,000, or 10.4%, from $25,492,000 in 2002 to $28,136,000 in 2003. As a percentage of revenue, SG&A increased to 16.9% in 2003 compared to 16.2% of revenue in 2002. The increase in SG&A is due primarily to the following factors:

         o        A $794,000 increase in the provision for doubtful accounts.
                  Refer to the "Liquidity and Capital Resources" section of Item
                  7. of this Annual Report for discussion of the increased accounts receivable balance at December 31, 2003.

         o A $672,000 increase in professional fees, primarily related to an increase in the legal accrual related to certain unresolved claims.

         o A $516,000 increase in premises rent due to the addition of 13 leased facilities during 2003.

         o Additional increases in SG&A are primarily attributable to an increase in property and corporate umbrella insurance costs, office maintenance and expenses, data communications, computer costs and other indirect expenses.

         o The above factors are partially offset by a $861,000 reduction in compensation expense which includes reduced staffing, lower incentive compensation and the reversal of previously recorded severance benefits.

Depreciation and Amortization
Depreciation and amortization decreased by $417,000, or 35.5%, from $1,173,000 for 2002 to $756,000 for 2003. Factors driving such reduction include the full depreciation of certain computer equipment and vehicles, coupled with reduced capital expenditures in 2001 and 2002.

Other (Income) Expense, Net
Other (income) expense, net had a net change of $1,702,000, to $1,496,000 of income in 2003 from $206,000 of expense in 2002. The Company recorded a gain included in other (income) expense, net of $1,034,000 during the year ended December 31, 2003 as a result of the exchange of the Sureway Note Receivable discussed elsewhere herein. Also included in other income for 2003 is a $220,000 World Trade Center Recovery Grant received by one of the Company's New York City facilities and $149,000 of interest income on the Mid-West note receivable discussed in Note 4. The expense in 2002 related to a $300,000 increase in the allowance for the shareholder note receivable.

Interest Expense
Interest expense decreased by $200,000 from $2,734,000 in 2002 to $2,534,000 in 2003. This decrease was primarily due to the extinguishment of the CDL/Gold Note in the first quarter of 2003 and the reduction of interest rates on certain seller-financed debt which was renegotiated in April 2002.


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

Revenue
Revenue for the year ended December 31, 2002 decreased $3,312,000, or 2.1%, to $157,232,000 from $160,544,000 for the year ended December 31, 2001. The decrease included approximately $4,500,000 in lost revenue due to the sale of the Company's Mid-West operations on June 14, 2001. All other revenue increased by $1,188,000, or 0.8%.

Cost of Revenue
Cost of revenue consists primarily of employee and independent contractor delivery costs, other direct pick-up and delivery costs and the costs of dispatching drivers and messengers. These costs decreased $688,000, or 0.5%, from $127,840,000 for 2001 to $127,152,000 in 2002. Stated as a percentage of revenue, these costs increased to 80.9% for 2002 compared to 79.6% for 2001. Excluding the $3,592,000 reduction due to the sale of the Company's Mid-West operations, cost of revenue increased $2,904,000 or 2.3%. This reflects increased direct messenger and driver costs of $6,352,000 and higher workers' compensation and vehicle insurance of $442,000. These cost increases were partially offset by the favorable impact on vehicle lease and operating costs of $3,433,000 due to a reduction in Company owned vehicles and decreased uninsured product-related claims and other costs of $457,000.

Selling, General and Administrative Expense ("SG&A")
SG&A includes costs to support the Company's marketing and sales effort and the expense of maintaining information systems, human resources, financial, legal and other corporate administrative functions. SG&A decreased by $1,389,000, or 5.2%, from $26,881,000 in 2001 to $25,492,000 in 2002. As a percentage of revenue SG&A decreased to 16.2% in 2002 compared to 16.7% of revenue in 2001. Excluding the $690,000 decrease due to the sale of the Company's Mid-West operations, SG&A decreased $699,000 or 2.7%. SG&A expense was favorably impacted by reduced staffing costs of $637,000, lower facility and communication costs of $451,000, lower bad debt expense of $286,000 and $183,000 in grants received related to the events of September 11, 2001. These were partially offset by increased general insurance expenses of $464,000 and net increases of $394,000 of other expense.

Goodwill Impairment
There was no goodwill impairment for 2002 compared to $3,349,000 for 2001. The charge taken in 2001 was the result of a comprehensive review of the Company's intangible assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). In 2001, as a result of recording significant losses on the dispositions of Sureway and the Mid-West operations and as a result of inadequate cash flows from certain acquired businesses due to the loss of customers, the Company determined that the carrying amount of certain assets might not be fully recoverable. The measurement of impairment losses recognized in 2001 is based on the difference between the fair values, which were calculated based upon the present value of projected future cash flows, and the carrying amounts of the assets.

Depreciation and Amortization
Depreciation and amortization decreased by $1,303,000, or 52.6%, from $2,476,000 for 2001 to $1,173,000 for 2002. The decrease was primarily attributable to the adoption of SFAS 142, as discussed below. In addition, other factors driving such reduction were the full depreciation of certain vehicles held under a capital lease that ended during 2001 and reduced capital expenditures in 2000, 2001 and 2002. On June 30, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued. SFAS 142 eliminates goodwill amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets must be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets with definitive lives are amortized over their useful lives. The statement requires that by June 30, 2002, a company must establish its fair value benchmarks in order to test for impairment. The Company adopted SFAS 142 effective January 1, 2002. For purposes of performing the fair-value based test of goodwill, the Company has determined that it has one reporting unit. This reporting unit is consistent with its single operating segment, which management determined is appropriate under the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). During 2002, a transitional goodwill impairment test was performed and the Company determined that there was no impairment of goodwill. Further, as required by SFAS 142, an annual impairment test was completed at the end of fiscal 2002 and the Company determined that there was no impairment. Fair value was determined by two methods:

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

Other Expense
Other expense decreased by $4,479,000, to $206,000 in 2002 from $4,685,000 in 2001. The 2002 expense includes a $300,000 increase in the allowance for the shareholder note receivable. The 2001 expense is primarily due to two transactions. As of December 31, 2001, the Company wrote-off the Sureway Note Receivable received on March 30, 2001 amounting to $2,500,000 in the transaction to dispose of certain assets and liabilities of Sureway, as collection of the Sureway Note Receivable, interest accrued thereon and certain other related receivables was in doubt. The Company also recorded a $2,283,000 loss on the sale of all of the outstanding stock in National Express, Inc. (the Company's ground courier operation in the Mid-West) to First Choice Courier and Distribution, Inc. ("First Choice") on June 14, 2001. The selling price of the stock was approximately $2,530,000 and was comprised of $880,000 in cash and a subordinated promissory note (the "Promissory Note") for $1,650,000. The Promissory Note originally bore interest at the rate of 7.0% per annum. The Promissory Note, as amended on March 14, 2003, allows for the deferral of the interest and principal payments due on December 14, 2002 and March 14, 2003. A new quarterly payment schedule commenced on June 14, 2003 with interest only payments at a new interest rate at 9.0% per annum. The final balloon payment of approximately $1,100,000 plus any remaining principal or unpaid interest was to be due on June 14, 2006. On March 1, 2004, the Promissory Note was cancelled in connection with the repurchase of certain assets and liabilities of First Choice. See Note 17 - Subsequent Events.

Interest Expense
Interest expense decreased by $163,000 from $2,897,000 in 2001 to $2,734,000 in 2002. The decrease is primarily attributable to decreased debt. Total debt was $3,112,000 lower at December 31, 2002 compared to December 31, 2001. Principal payments of $1,750,000 and $1,040,000 on the senior subordinated notes and seller-financed debt, respectively, comprised the majority of the debt reduction.


Liquidity and Capital Resources

2004 Restructuring of Senior Notes Debt

At December 31, 2003, the Company was indebted to Paribas and Exeter (collectively "Paribas") in the sum of approximately $11,000,000 pursuant to a subordinated note bearing interest at 12% per annum (see Senior Notes in Note
9). On April 14, 2004, an agreement was reached among the Company, Paribas and certain members of CD&L management and others ("Investors") as to the financial restructuring of the Senior Notes. Paribas agreed to convert a portion of its existing debt due from CD&L into equity and to modify the terms of its subordinated note if the Investors purchase a portion of the note and accept similar modifications. See Notes to Consolidated Financial Statements Note 17 - Subsequent Events for further discussion of the restructuring arrangement.

The following tables summarize our contractual and commercial obligations as of December 31, 2003:


                                                                          Payments Due By Period
                                               --------------------------------------------------------------------------------
 Contractual Obligations                                                                                 2008-
(in thousands)                                  2004           2005          2006         2007        Thereafter         Total
                                                ----           ----          ----         ----        ----------         -----
Long-term debt                                 $2,514        $1,760      $9,439(a)        $580             $-           $14,293

Capital leases                                    $72            $2          $2             $1             $-               $77

Operating leases (Primarily for                $3,615        $3,031      $2,280         $1,228           $660           $10,814
   facilities)


(a) This information is as of December 31, 2003 and does not take into account the April 14, 2004 financial restructuring.

Other Contractual Obligations:

The Company has entered into employment agreements with its key executives which under certain change in control circumstances could result in a total cash payments of as much as approximately $4 million. See Item 11. Employment Agreements; Covenants-Not-To-Compete.



                                                                    Amount of Commitment Expiration Per Period
                                            -----------------------------------------------------------------------------------
Other Commercial Commitments                                                                            2008-
(in thousands)                                  2004           2005          2006         2007        Thereafter      Total
                                                ----           ----          ----         ----        ----------      -----
Working Capital Facility                           $-       $15,000            $-           $-            $-        $15,000
(Including Standby Letters of Credit)

Standby Letter of Credit                       $6,515           (A)           (A)          (A)           (A)            (A)


(A) The Company is required to provide a standby letter of credit per the terms of its current captive insurance program. The values of future standby letters of credit will vary depending on future insurance premiums.

         The Company's working capital decreased by $1,062,000 from $2,869,000 as of December 31, 2002 to $1,807,000 as of December 31, 2003. The decrease is primarily the result of a $4,536,000 increase in short-term borrowings on the Company's line of credit and additional accrued liabilities of $2,218,000 at December 31, 2003. These factors are partially offset by a $3,977,000 increase in accounts receivable, net and a $857,000 decrease in current maturities of long-term debt.

         Cash and cash equivalents increased by $245,000 during 2003. Cash of $2,396,000 was used in operating activities, primarily due to the prepayment of $3,236,000 in insurance premiums during 2003 (see Insurance Financing Arrangements below). Additional cash flow was used to support business growth late in the year. Cash of $866,000 was used in investing activities, the majority of which relates to the purchase and implementation of the Company's new Peoplesoft financial system. Cash of $3,507,000 was provided by financing activities as a result of the increased utilization of the Company's line of credit.

         Capital expenditures amounted to $968,000, $522,000 and $333,000 for the years ended December 31, 2003, 2002 and 2001, respectively. These expenditures relate primarily to enhanced and expanded information systems capability and upgraded Company facilities in the ordinary course of business. In December 2003, $349,000 was expended in connection with the purchase and implementation of the Company's new PeopleSoft financial system which went live January 1, 2004. Capital expenditures of approximately $1,000,000 are anticipated for the year ending December 31, 2004.

Short-term borrowings -

         At December 31, 2003, short-term borrowings totaled $5,767,000 consisting of a line of credit balance of $4,536,000 and $1,231,000 of outstanding borrowings related to the insurance financing arrangements discussed below. There were no short-term borrowings outstanding as of December 31, 2002.

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

                                                                          2003                2002                2001
                                                                          ----                ----                ----
     Maximum amount outstanding during the year                          $5,618              $1,800             $11,500
     End of year balance                                                  4,536                -                   -
     Average balance outstanding during the year                          1,600                 300               2,700
     Weighted average borrowing cost during the year                      11.0%               11.0%               11.0%
     Standby letters of credit, end of year balance                       6,515               7,000               7,081

         The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (4.25% at December 31, 2003) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (3.37% at December 31, 2003). Credit availability is based on eligible amounts of accounts receivable, as defined, and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the year ended December 31, 2003, the maximum borrowings outstanding under the Fleet Facility were approximately $5,618,000 and the outstanding borrowings as of December 31, 2003 were approximately $4,536,000. As of December 31, 2003, the Company had total cash on hand and borrowing availability of $2,697,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $6,515,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its Fleet debt covenants as of December 31, 2003.

Insurance Financing Agreements -

         In connection with the renewal of certain of the Company's insurance policies, CD&L entered into four agreements to arrange for the financing of annual insurance premiums. A total of $3,236,000 was financed through these arrangements. Monthly payments, including interest, amount to $328,000. The interest rates range from 3.50% to 4.75% and the notes mature in March and April 2004. The related annual insurance premiums were paid to the various insurance companies at the beginning of each policy year. Outstanding debt amounts at December 31, 2003 of $1,231,000 are included in short-term borrowings. The corresponding prepaid insurance has been recorded in prepaid expenses and other current assets.

 Long-Term Debt -

         On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company is required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement. Although we were in compliance with our Senior Notes debt covenants at December 31, 2003, we were anticipating non-compliance with certain covenants in 2004 and beyond. Additionally, based on our cash flow projections, we would be unlikely able to pay the $9,000,000 balloon payment on the Senior Notes due to be paid in January 2006. Subsequently, on April 14, 2004, we restructured our senior debt and related covenants. The restructuring includes an agreement among us, our lenders and certain members of CD&L management and others which improves the Company's short-term liquidity and reduces interest expense. See Note 17 - Subsequent Events for pro forma financial information.

Long-term debt consists of the following (in thousands)   -

                                                                                              December 31,
                                                                                   --------------------------------------
                                                                                          2003                2002
                                                                                   -------------------  ------------------
  Senior Subordinated Notes, net of unamortized discount of $377 and $557,
      respectively.                                                                           $10,623             $11,443
  Capital lease obligations due through October 2004 with interest at rates
      ranging from 6.5% to 11.5% and secured by the related property.                              76                 303
  Seller-financed debt on acquisitions, payable in monthly installments through
      June 2007. Interest is payable at rates ranging between 7.0% and 11.0%.
      (a)                                                                                       3,671               5,737
                                                                                   -------------------  ------------------

                                                                                               14,370              17,483
  Less - Current maturities                                                                    (2,585)             (3,442)
                                                                                   -------------------  ------------------

                                                                                              $11,785             $14,041
                                                                                   ===================  ==================

(a) In April 2002, the Company renegotiated the repayment terms of certain seller-financed debt. Effective with the July 2002 payments, the individual notes convert into five year term loans with principal and interest payments due monthly. The interest rate on seller-financed debt, as amended in 2002, is generally a floating interest rate with a floor of 7% and a ceiling of 9%. The one note not renegotiated in 2002 has a balance of $761,000 at December 31, 2003 and bears interest at a rate of 11.0%.

         The aggregate annual principal maturities of debt (excluding capital lease obligations) as of December 31, 2003 are as follows (in thousands) -

            2004                                   $2,514
            2005                                    1,760
            2006                                    9,439
            2007                                      580
            2008                                        -
                                             -------------------

              Total                               $14,293
                                             ===================

         The Company leases certain transportation and warehouse equipment under capital lease agreements that expire at various dates. At December 31, 2003, minimum annual payments under capital leases, including interest, are as follows (in thousands) -

2004                                                                 $72
2005                                                                   2
2006                                                                   2
2007                                                                   1
2008                                                                   -

                                                                   ----------
  Total minimum payments                                              77
Less - Amounts representing interest                                  (1)
                                                                   ----------

  Net minimum payments                                                76
Less - Current portion of obligations under capital leases           (71)
                                                                   ----------

  Long-term portion of obligations under capital leases               $5
                                                                   ==========


         The Company has an accumulated deficit of ($7,146,000) as of December 31, 2003. There can be no assurances that the Company's lenders will agree to waive any future covenant violations, if any, continue to renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

         Management believes that cash flows from operations and its borrowing capacity, after the debt restructuring referred to above, are sufficient to support the Company's operations and general business and capital requirements for at least the next twelve months. Such conclusions are predicated upon sufficient cash flow from operations and the continued availability of a revolving credit facility. The risks associated with cash flow from operations are mitigated by the Company's low gross profit margin. Unless extraordinary, decreases in revenue should be accompanied by corresponding decreases in costs, resulting in minimal impact to liquidity. The risks associated with the revolving credit facility are as discussed above.

New Accounting Standards and Pronouncements

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

         In January 2003, Interpretation No. 46 of the FASB, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. The Company does not believe that it has any relationships with variable interest entities that are subject to the requirements of FIN 46.

         In April 2003, SFAS No, 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company does not have any derivative instruments or hedging activities that are subject to the requirements of SFAS 149.

         In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). As of December 31, 2003, the Company did not have any financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 were followed in determining the equity classification of preferred shares issued in relation to the debt restructuring as disclosed in the pro forma financial information in Note 17 - Subsequent Events.

         In December 2003, FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("Revised FIN 46") was issued. The Company does not believe that it has any relationships with variable interest entities that will be subject to the requirements of the Revised FIN 46.

         In December 2003, SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Revised SFAS 132") was issued. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. The provisions of the Revised SFAS 132 is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of the Revised SFAS 132 is not expected to have a material impact on the financial position or results of operations of the Company.

Inflation

         While inflation has not had a material impact on the Company's results of operations for the last three years, recent fluctuations in fuel prices can and do affect the Company's operating costs.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to the effect of changing interest rates. At December 31, 2003, the Company's debt consisted of approximately $13,069,000 (excluding unamortized discount of $377,000) of fixed rate debt with a weighted average interest rate of 12.53% and $7,446,000 of variable rate debt with a weighted average interest rate of 5.32%. The variable rate debt consists of six seller-financed notes with an interest rate of prime plus 200 basis points with a minimum rate of 7.0% and maximum rate of 9.0% and $4,536,000 of borrowings of revolving line of credit debt. If interest rates on variable rate debt were to increase by 53 basis points (one-tenth of the weighted average interest rate at December 31, 2003), the net impact to the Company's results of operations and cash flows for the year ended December 31, 2003 would be a decrease of approximately $40,000. Maximum borrowings of revolving line of credit debt during the year ended December 31, 2003 were $5,618,000.

Item 8.  Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS



                                                                                                              Page
                                                                                                              ----

Independent Auditors' Report....................................................................................29

Previously issued Report of Independent Public Accountants......................................................31

Consolidated Balance Sheets as of December 31, 2003 and 2002....................................................32

Consolidated Statements of Operations For The Years Ended December 31, 2003, 2002 and

    2001........................................................................................................33

Consolidated Statements of Changes in Stockholders' Equity For The Years Ended December 31,
    2003, 2002 and 2001.........................................................................................34

Consolidated Statements of Cash Flows For The Years Ended December 31, 2003, 2002 and

    2001........................................................................................................35

Notes to Consolidated Financial Statements......................................................................36


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of CD&L, Inc.:


We have audited the accompanying consolidated balance sheets of CD&L, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended December 31, 2003 and 2002, listed in the Index at
Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The Company's consolidated financial statements and financial statement schedule for the year ended December 31, 2001, before the restatement discussed in Note 19 and the inclusion of the disclosures discussed in Note 2 with respect to Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and in Note 7 with respect to SFAS No.
142, Goodwill and Other Intangible Assets to the consolidated financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and stated that such 2001 financial statement schedules, when considered in relation to the 2001 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated February 26, 2002 (except with respect to the matters discussed in Note 9, as to which the date is April 15, 2002).

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CD&L, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform with SFAS No. 142.

As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 19, these consolidated financial statements have been restated to change the classification of the write-off of a $2,500,000 note from discontinued operations to continuing operations. We audited the adjustment that was applied to the restated amounts reflected in the 2001 financial statements. Our procedures included (1) agreeing the previously reported line items and disclosure amounts included in the 2001 consolidated financial statements to a Company analysis obtained from management (2) comparing restated amounts in the analysis to supporting documentation and (3) testing the mathematical accuracy of the analysis. In our opinion, such adjustment has been properly applied.

In addition, as described in Notes 2 and 7, the consolidated financial statements of the Company for the year ended December 31, 2001 have been revised to include the disclosures required by SFAS No. 148 and SFAS No. 142, respectively. Our audit procedures with respect to the disclosures included in Notes 2 and 7 with respect to 2001 included (1) comparing the amount of stock-based compensation expense to the Company's underlying analysis obtained from management, (2) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing stock based compensation and amortization expense related to goodwill (including any related tax effects) recognized in those periods, to the Company's underlying analysis obtained from management, and (3) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and the related loss-per-share amounts. In our opinion, the disclosures for 2001 in Notes 2 and 7 are appropriate.

However we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to the restatement adjustment and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP


New York, New York
March 26, 2004 (except with respect to the matters discussed in Notes 15 and 17, as to which the date is April 14, 2004)

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated February 26, 2002 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Form 10-K filed on April 16, 2002, and has not been reissued by Arthur Andersen LLP since that date. Arthur Andersen reported on the 2001 consolidated financial statements prior to the restatement discussed in Note 19 and the transitional disclosures discussed in Notes 2 and 7. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.


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

ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 26, 2002
(except with respect to the matters discussed in Note 9, as to which the date is April 15, 2002)

                           CD&L, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                     ASSETS
                                                                                               December 31,
                                                                                   -------------------------------------
                                                                                         2003               2002
                                                                                   -----------------  ------------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                                       $1,697              $1,452
  Accounts receivable, less allowance for doubtful accounts of $872
     and $492 in 2003 and 2002, respectively (Note 9)                                      18,786              14,909
  Deferred income taxes (Notes 2 and 11)                                                    1,542               1,535
  Prepaid expenses and other current assets (Note 5)                                        2,526                 584
                                                                                   -----------------  ------------------

     Total current assets                                                                  24,551              18,480

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 6)                                   1,446               1,233
GOODWILL, net (Notes 2, 4 and 7)                                                           11,531              11,531
DEFERRED FINANCING COSTS, net (Notes 2, 4 and 7)                                              437                 661
NOTE RECEIVABLE FROM STOCKHOLDER, less allowance of $2,800 in 2002 (Notes 12 and
  16)                                                                                           -                   -
NOTE RECEIVABLE AND SECURITY DEPOSITS (Note 4)                                              2,235               1,878
DEFERRED INCOME TAXES (Notes 2 and 11)                                                        152                  38
                                                                                   -----------------  ------------------

           Total assets                                                                   $40,352             $33,821
                                                                                   =================  ==================


                                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 9)                                                            $5,767       $          -
  Current maturities of long-term debt (Notes 2 and 9)                                       2,585              3,442
  Accounts payable and bank overdrafts (bank overdrafts totaled $2,649 and $1,632
  in 2003 and 2002, respectively)                                                            2,649              2,644
  Accrued expenses and other current liabilities (Note 8)                                   11,743              9,525
                                                                                   -----------------  ------------------

     Total current liabilities                                                              22,744             15,611

LONG-TERM DEBT, net of current maturities (Notes 2 and 9)                                   11,785             14,041
OTHER LONG-TERM LIABILITIES                                                                    240                269
                                                                                   -----------------  ------------------
           Total liabilities                                                                34,769             29,921
                                                                                   -----------------  ------------------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

STOCKHOLDERS' EQUITY (Notes 13, 14 and 15):
  Preferred stock, $.001 par value; 2,000,000 shares authorized; no
     shares issued and outstanding                                                               -                  -
  Common stock, $.001 par value; 30,000,000 shares authorized,
     7,688,027 shares issued in 2003 and 2002                                                    8                  8
  Additional paid-in capital                                                                12,883             12,883
  Treasury stock, 29,367 shares at cost                                                       (162)              (162)
  Accumulated deficit                                                                       (7,146)            (8,829)
                                                                                   -----------------  ------------------
      Total stockholders' equity                                                             5,583              3,900
                                                                                   -----------------  ------------------
            Total liabilities and stockholders' equity                                     $40,352            $33,821
                                                                                   =================  ==================


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                          For the Years Ended December 31,
                                                           ------------------------------------------------------------
                                                                  2003                 2002                2001
                                                           -------------------   -----------------   ------------------
      Revenue (Note 2)                                            $166,083               $157,232           $160,544
      Cost of revenue (exclusive of depreciation and
        amortization)                                              133,348                127,152            127,840
                                                           -------------------    ----------------   -------------------
        Gross profit                                                32,735                 30,080             32,704
                                                           -------------------    ----------------   -------------------

      Selling, general and administrative expenses                  28,136                 25,492             26,881
      Goodwill impairment                                                -                  -                  3,349
      Depreciation and amortization                                    756                  1,173              2,476
      Other (income) expense, net (Notes 3, 4, 12 and
        16)                                                         (1,496)                   206              4,685
      Interest expense                                               2,534                  2,734              2,897
                                                           -------------------    ----------------   -------------------
                                                                    29,930                 29,605             40,288
                                                           -------------------    ----------------   -------------------

      Income (loss) from continuing operations before
        provision (benefit) for income taxes                         2,805                    475             (7,584)
      Provision (benefit) for income taxes
        (Notes 2 and 11)                                             1,122                    190             (1,780)
                                                           -------------------    ----------------   -------------------
      Income (loss) from continuing operations                      $1,683                    285             (5,804)
                                                           -------------------    ----------------   -------------------

      Discontinued operations (Note 3)
        Provision for loss on disposal of assets,
        net of benefit for income taxes of $0, $0 and
        $240, respectively                                               -                      -               (465)
                                                           -------------------    ----------------   -------------------
      Loss from discontinued operations                                  -                      -               (465)
                                                           -------------------    ----------------   -------------------
         Net income (loss)                                          $1,683                   $285            ($6,269)
                                                           ===================    ================   ===================
      Basic income (loss) per share (Note 2):
        Continuing operations                                         $.22                  $.04               ($.76)
        Discontinued operations                                        .00                   .00                (.06)
                                                           -------------------    ----------------   -------------------
        Net income (loss) per share                                   $.22                  $.04               ($.82)
                                                           ===================    ================   ===================
      Diluted income (loss) per share (Note 2):
        Continuing operations                                         $.21                  $.03               ($.76)
        Discontinued operations                                        .00                   .00                (.06)
                                                           -------------------    ----------------   -------------------
        Net income (loss) per share                                   $.21                  $.03               ($.82)
                                                           ===================    ================   ===================
      Basic weighted average common
        shares outstanding                                           7,659                 7,659               7,659
                                                           ===================    ================   ===================
      Diluted weighted average common
        shares outstanding                                           8,174                 8,167               7,659
                                                           ===================    ================   ===================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           CD&L, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                        (in thousands, except share data)

                                                                                              Retained
                                             Common Stock         Additional                   Earnings           Total
                                      ---------------------------   Paid-in     Treasury     (Accumulated     Stockholders'
                                         Shares        Amount       Capital       Stock        Deficit)           Equity
                                      ----------------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 2000                 7,658,660           $8       $12,883      ($162)          ($2,845)           $9,884
Net loss                                          -            -             -          -            (6,269)           (6,269)
                                      ----------------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 2001                 7,658,660            8        12,883       (162)           (9,114)            3,615
Net income                                        -            -             -          -               285               285
                                      ----------------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 2002                 7,658,660            8        12,883       (162)           (8,829)            3,900
Net income                                        -            -             -           -            1,683             1,683
                                      ----------------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 2003                 7,658,660           $8       $12,883      ($162)          ($7,146)           $5,583
                                      ========================================================================================


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        For The Years Ended December 31,
                                                                                -------------------------------------------------
                                                                                     2003              2002            2001
                                                                                ----------------  ---------------  --------------
                                                                                                                     (Note 19)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  $1,683              $285          ($6,269)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations -
   Non-cash extinguishment of debt                                                   (1,034)                -                -
  Gain on disposal of equipment and leasehold improvements                              (96)             (119)             (26)
  Loss on sale of subsidiary                                                              -                 -            2,283
  Loss on disposal of assets of discontinued operations                                   -                 -              465
  Goodwill impairment                                                                     -                 -            3,349
  Depreciation, amortization and deferred financing amortization                      1,154             1,358            2,476
  Write-off of note receivable                                                            -                 -            2,500
  Provision for doubtful note receivable                                                  -               300                -
  Provision for doubtful accounts                                                       629              (165)             (69)
  Deferred income tax benefit                                                          (121)             (737)            (626)
  Changes in operating assets and liabilities
      (Increase) decrease in -
           Accounts receivable                                                       (4,506)              333            1,381
           Prepaid expenses and other current assets                                 (1,942)            1,378           (1,195)
           Note receivable from stockholder, security deposits and other assets        (357)               65              159
      Increase (decrease) in -
       Accounts payable, bank overdrafts, accrued expenses and other current
           liabilities                                                                2,223             1,029             (493)
           Other long-term liabilities                                                  (29)              138                7
                                                                                ----------------  ---------------  --------------
           Net cash (used in) provided by operating activities of
             continuing operations                                                   (2,396)            3,865            3,942
                                                                                ----------------  ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                                    (968)             (522)            (333)
   Proceeds from sales of equipment and leasehold improvements                          102               214              222
   Proceeds from sales of businesses, net                                                 -                 -           12,531
                                                                                ----------------  ---------------  --------------
           Net cash (used in) provided by investing activities of
             continuing operations                                                     (866)             (308)          12,420
                                                                                ----------------  ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                                             5,767                 -          (11,169)
   Repayments of long-term debt                                                      (2,260)           (3,120)          (3,008)
   Deferred financing costs                                                               -              (150)               -
                                                                                ----------------  ---------------  --------------
           Net cash provided by (used in) financing activities of continuing
             operations                                                               3,507            (3,270)         (14,177)
                                                                                ----------------  ---------------  --------------

CASH USED IN DISCONTINUED OPERATIONS                                                      -                 -           (1,339)
                                                                                ----------------  ---------------  --------------

           Net increase in cash and cash equivalents                                    245               287              846
CASH AND CASH EQUIVALENTS, beginning of year                                          1,452             1,165              319
                                                                                ----------------  ---------------  --------------
CASH AND CASH EQUIVALENTS, end of year                                               $1,697            $1,452           $1,165
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

The Company has an accumulated deficit of ($7,146,000) as of December 31, 2003. As discussed in Note 9, the Company has had numerous occasions where waivers have been required as a result of covenant violations or projected covenant violations or that it has been necessary to amend the terms of such facilities for other reasons. Although we were in compliance with our Senior Notes debt covenants at December 31, 2003, we were anticipating non-compliance with certain covenants in 2004 and beyond. Subsequently, on April 14, 2004, we restructured our senior debt and related covenants. The restructuring includes an agreement among us, our lenders and certain members of CD&L management and others which improves the Company's short-term liquidity and reduces interest expense. See
Note 17 - Subsequent Events.

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

Vehicle Maintenance and Repair-

Vehicle maintenance and repair expense are expensed as incurred. Vehicle maintenance and repair expense was $331,000, $528,000 and $677,000 for the years ended 2003, 2002 and 2001, respectively. This expense is included as a component of Cost of Revenue on the Statement of Operations. Due to the nature of the Company's operations, the bulk of its vehicles are vans, pick-ups and passenger cars. As such, the Company does not incur significant overhaul expenses that require capitalization.

Goodwill -

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This Statement required that goodwill no longer be amortized over its estimated useful life but tested for impairment on an annual basis. As required by SFAS 142, annual impairment tests were completed at the end of fiscal 2003 and 2002 and the Company determined that there was no impairment.

The value of the Company's goodwill is significant relative to total assets and stockholders' equity. The Company reviews goodwill for impairment on at least an annual basis using several fair-value based tests, which include, among others, a discounted cash flow and terminal value computation as well as comparing the Company's market capitalization to the book value of the Company. The discounted cash flow and terminal value computation is based on management's estimates of future operations. Changes in business conditions or interest rates could materially impact management's estimates of future operations and consequently the Company's evaluation of fair value, and this could result in an impairment of goodwill. Such impairment, if any, could have a significant impact on the Company's reported results from future operations and financial condition.

Deferred Financing Costs -

The costs incurred to obtain financing, including all related fees, are included in intangible assets and deferred financing costs in the accompanying consolidated balance sheets and are amortized as interest expense over the life of the related financing, from 3 - 7 years. Such costs are amortized over the term of the related debt agreements using the straight line method, which approximates that of the effective interest method.

Insurance -

         The Company insures certain of its risks through insurance policies, but retains risk as a result of its deductibles related to such insurance policies. The Company's deductible for workers' compensation is $500,000 per loss ($350,000 prior to May 1, 2003). The deductible for employee health medical costs is $150,000 per loss ($125,000 prior to March 1, 2002). Effective July 1, 2003, automobile liability coverage is maintained for covered vehicles through a fully-insured indemnity program with no deductible ($350,000 deductible prior to July 1, 2003). The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts. The Company's estimated cumulative reported losses for workers' compensation and automobile liability claims for the period January 1, 1999 through December 31, 2003 amounted to $13,844,000 for losses and $7,363,000 for administrative and reinsurance costs, all of which has been funded to the Company's insurance carrier. Additionally, as of December 31, 2003, the Company has accrued approximately $2 million for estimated losses incurred but not reported. The Company has also accrued $372,000 for incurred but unpaid employee health medical costs as of December 31, 2003.

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

Significant Customers -

For the years ended December 31, 2003, 2002 and 2001, two customers accounted for 14.7%, 14.7% and 11.8%, respectively, of revenue. These customers accounted for 11.4% and 11.1% of gross accounts receivable as of December 31, 2003 and 2002, respectively.

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

Long-Lived Assets -

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which became effective for the Company in 2002, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company shall recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The adoption of SFAS No. 144 did not have a material impact on the financial position or results of operations of the Company.

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

The Company has adopted the disclosure provisions of SFAS 148. As a result, under the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income and earnings per share is required, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2003, 2002 and 2001- .

                                                  2003        2002        2001
                                             ----------  ----------  ----------
Weighted average fair value                      $0.51       $0.44       $0.53
Risk-free interest rate                          4.15%       4.30%       4.80%
Volatility factor                                  97%        101%        141%
Expected life                                  7 years     7 years     7 years
Dividend yield                                    None        None        None
                                             ----------  ----------  ----------

The pro forma information regarding net income (loss) and income (loss) per share is as follows (in thousands, except per share data)-

                                                                  2003               2002              2001
                                                             ----------------   ---------------  ------------------
Income (loss) from continuing operations - as
reported                                                           $1,683               $285          ($5,804)
Net loss from discontinued operations - as reported
                                                                        -                  -             (465)
                                                             ----------------   ---------------  ------------------
Net income (loss) - as reported                                     1,683                285           (6,269)
                                                             ----------------   ---------------  ------------------

Stock-based employee compensation expense determined
   under fair value based method for all awards, net
   of related tax effects                                              (5)               (74)            (124)
                                                             ----------------   ---------------  ------------------

Income (loss) from continuing operations - pro
forma                                                               1,678                211           (5,928)
Net loss from discontinued operations - pro forma
                                                                        -                  -             (465)
                                                             ----------------   ---------------  ------------------
Net income (loss) - pro forma                                      $1,678               $211          ($6,393)
                                                             ================   ===============  ==================

Basic income (loss) per share:
    Continuing operations - as reported                              $.22               $.04            ($.76)
    Discontinued operations - as reported                             .00                .00            ( .06)
                                                             ----------------   ---------------  ------------------
   Net income (loss) per share - as reported                         $.22               $.04            ($.82)
                                                             ================   ===============  ==================
    Continuing operations - pro forma                                $.22               $.03            ($.77)
    Discontinued operations - pro forma                               .00                .00            ( .06)
                                                             ----------------   ---------------  ------------------
   Net income (loss) per share - pro forma                           $.22               $.03            ($.83)
                                                             ================   ===============  ==================

Diluted income (loss) per share:
    Continuing operations - as reported                              $.21               $.03            ($.76)
    Discontinued operations - as reported                             .00                .00            ( .06)
                                                             ----------------   ---------------  ------------------
   Net income (loss) per share - as reported                         $.21               $.03            ($.82)
                                                             ================   ===============  ==================
    Continuing operations - pro forma                                $.21               $.03            ($.77)
    Discontinued operations - pro forma                               .00                .00            ( .06)
                                                             ----------------   ---------------  ------------------
   Net income (loss) per share - pro forma                           $.21               $.03            ($.83)
                                                             ================   ===============  ==================


Income (Loss) Per Share -

Basic earnings per share represents net income (loss) divided by the weighted average shares outstanding. Diluted earnings per share represents net income
(loss) divided by the weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive common shares. Because of the Company's net loss for the year ended December 31, 2001, the inclusion of shares represented by 1,842 Stock Options and 505,351 Warrants for which the exercise or conversion price was less than the average market price of common shares, would be anti-dilutive and therefore they are not included in the loss per share calculations for the year ended December 31, 2001.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                            2003                2002                 2001
                                                       ----------------    ----------------     ---------------
Basic weighted average common
  Shares outstanding                                        7,658,660           7,658,660           7,658,660
Effect of dilutive securities:
  Stock options and warrants                                  515,419             508,751                   -
                                                       ----------------    ----------------     ---------------
Diluted weighted average common
  Shares outstanding                                        8,174,079           8,167,411           7,658,660
                                                       ================    ================     ===============


The following potentially dilutive common shares were excluded from the computation of diluted Earnings Per Share because the exercise or conversion price was greater than the average market price of common shares -

                                                           2003                2002                 2001
                                                       --------------      -------------        -------------
Stock options                                              1,863,668          1,889,434            1,917,202
Subordinated convertible debentures                                -                  -                9,863
Seller-financed convertible notes                            352,905            458,083              524,961


New Accounting Standards and Pronouncements

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

In January 2003, Interpretation No. 46 of the FASB, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. The Company does not believe that it has any relationships with variable interest entities that are subject to the requirements of FIN 46.

In April 2003, SFAS No, 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company does not have any derivative instruments or hedging activities that are subject to the requirements of SFAS 149.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). As of December 31, 2003, the Company did not have any financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 were followed in determining the equity classification of preferred shares issued in relation to the debt restructuring as disclosed in the pro forma financial information in Note 17 - Subsequent Events.

In December 2003, FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("Revised FIN 46") was issued. The Company does not believe that it has any relationships with variable interest entities that will be subject to the requirements of the Revised FIN 46.

In December 2003, SFAS No, 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Revised SFAS 132") was issued. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. The provisions of the Revised SFAS 132 is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of the Revised SFAS 132 is not expected to have a material impact on the financial position or results of operations of the Company.


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

The Company reported a net loss on the disposition of the Company's air delivery business of $465,000 (net of benefit for income taxes of $240,000) accounted for as discontinued operations for the year ended December 31, 2001.

Accordingly, the operating results and the provision for loss on the disposition of the Company's air delivery business have been segregated from continuing operations and classified as discontinued operations in the accompanying consolidated statements of operations.

As of December 31, 2001 collection of the Note Receivable, interest accrued thereon and certain other related receivables was in doubt. Accordingly, the Company recorded a pre-tax charge of $2,500,000 (included in Other (Income) Expense, net) in the fourth quarter of 2001 to write-off the Note Receivable. Additionally, the Company recorded a pre-tax charge of $705,000 (included in Discontinued Operations) in the fourth quarter of 2001 to write-off certain other direct expenses incurred on behalf of Sureway subsequent to March 30, 2001 for which collection was in doubt and to true-up certain accruals that were estimated in 2000 relative to the disposition of Sureway.

In February 1999, the Company became obligated for seller-financed acquisition debt of $1,650,000 related to the acquisition of Gold Wings (See Note 4). As of February 28, 2003, the note had a remaining principal balance of $1,034,000 (the "CDL/Gold Note"). On February 28, 2003, the Company completed a series of related transactions with GMV Express, Inc. ("GMV"), Richard Gold (a principal of GMV) ("Gold") and his affiliates, and Global Delivery Systems LLC ("Global") and its subsidiary, Sureway Worldwide LLC ("Sureway Worldwide"). The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold is that the Company assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that the Company is now relieved of its $1,034,000 liability for the CDL/Gold Note and the Company has no further rights to the Note Receivable. In addition, the Company received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, the Company recorded a gain of $1,034,000 during the year ended December 31, 2003, included within Other (Income) Expense, net.

Operations from the discontinued air delivery business were as follows (in thousands) -

                                                            For the Year
                                                               Ended
                                                            December 31,
                                                                2001
                                                          ---------------

Provision  for loss on disposal of assets,  net
   of benefit for income taxes of $240                         ($465)
                                                          ===============

As a result of the sale of its air delivery business, the Company now operates in only one reportable business segment.

(4)      BUSINESS COMBINATIONS AND DIVESTITURES:

On February 16, 1999, the Company and its subsidiary, Sureway, entered into and consummated an asset and stock purchase agreement with Victory Messenger Service, Inc., Richard Gold, Darobin Freight Forwarding Co., Inc., ("Darobin") and The Trust Created Under Paragraph Third of the Last Will and Testament of Charles Gold (the "Trust"), (collectively "Gold Wings"), whereby Sureway purchased all of the outstanding shares of the capital stock of Darobin and certain of the assets and liabilities of the other sellers. The purchase price was comprised of approximately $3,000,000 in cash, including estimated direct acquisition costs, $1,650,000 in a 7% subordinated note (the "CDL/Gold Note") and 200,000 shares of CD&L common stock at $3.875 per share. The CDL/Gold Note was due April 16, 2001, with interest payable quarterly commencing April 1, 1999. In 2001 the CDL/Gold Note was renegotiated to include monthly principal and interest payments through April 2004 at an increased interest rate of 9%. The CDL/Gold Note is subordinate to all existing or future senior debt of CD&L. In addition, a contingent earn out in the aggregate amount of up to $520,000 was payable based on the achievement of certain financial goals during the two year period following the closing. The earn out was payable 55% in cash and 45% in CD&L common stock. The net assets acquired in this transaction were sold as part of the disposition of Sureway. The obligations under the CDL/Gold Note and earn out, however, remain with CD&L following the sale of the air delivery business. During 2000, approximately $250,000 of the earn out was paid in cash and the remaining obligation under the earn out was reduced by approximately $100,000. In 2001, approximately $150,000 was paid to Gold Wings in full settlement of the earn out. In 2002 the CDL/Gold Note was renegotiated to include monthly principal and interest payments through June 2007 and the interest rate was changed to a floating rate with a floor of 7% and a ceiling of 9%. The CDL/Gold Note was subsequently extinguished in February 2003. See Note 3.

On April 30, 1999, CD&L entered into and consummated an asset purchase agreement with its subsidiary, Silver Star Express, Inc. ("Silver Star") and Metro Parcel Service, Inc., Nathan Spaulding and Kelly M. Spaulding, (collectively, "Metro Parcel"), whereby Silver Star purchased certain of the assets and liabilities of Metro Parcel. The purchase price was comprised of approximately $710,000 in cash, $202,734 in a 7% subordinated note (the "Metro Parcel Note") and 40,000 shares of CD&L's common stock at $3.25 per share. The Metro Parcel Note was due April 30, 2001 with interest payable quarterly commencing August 1, 1999 and is subordinate to all existing or future senior debt of CD&L. In 2001 the Metro Parcel Note was renegotiated to include monthly principal and interest payments through April 2004 at an increased interest rate of 9%. In 2002 the Metro Parcel Note was renegotiated to include monthly principal and interest payments through June 2007 and the interest rate was changed to a floating rate with a floor of 7% and a ceiling of 9%.

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

On June 14, 2001, the Company consummated a transaction providing for the sale of all the outstanding stock of National Express, Inc., the Company's ground courier operation in the Mid-West, to First Choice Courier and Distribution, Inc. ("First Choice"). The selling price was approximately $2,530,000 and was comprised of $880,000 in cash and a subordinated promissory note (the "Promissory Note") for $1,650,000. The Promissory Note originally bore interest at the rate of 7.0% per annum. The Promissory Note, as amended on March 14, 2003, allows for the deferral of the interest and principal payments due on December 14, 2002 and March 14, 2003. A new quarterly payment schedule will commence on June 14, 2003 with interest only payments at a new interest rate at 9.0% per annum. Upon the earlier of June 14, 2004 or the maker of the Promissory Note meeting certain financial benchmarks, principal payments shall resume and the interest rate will prospectively revert back to 7.0% per annum. The final balloon payment of approximately $1,100,000 plus any remaining principal or unpaid interest remains due on June 14, 2006. The Promissory Note is included in Note Receivable and Security Deposits in the accompanying balance sheets. As a result of the transaction, the Company recorded a $2,283,000 loss on the sale with no related net tax benefit, which is included in other (income) expense, net in the accompanying statement of operations for the year ended December 31, 2001. Revenues for the Mid-West operations amounted to $0, $0 and $4,500,000 for the years ending December 31, 2003, 2002 and 2001, respectively.

Subsequently, on March 1, 2004, the Company consummated a transaction providing for the repurchase of certain Indiana-based assets and liabilities sold to First Choice in June 2001. The acquisition included the release of certain non-compete agreements. Consideration for the repurchase includes cancellation of the Promissory Note owed by First Choice of approximately $1,600,000 plus a three year contingent earn-out based on future net revenue generated by the accounts repurchased.

(5)      PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following (in thousands) -

                                                                                        December 31,
                                                                        ---------------------------------------------
                                                                               2003                      2002
                                                                        --------------------      -------------------
  Prepaid insurance                                                           $2,092                      $170
  Other receivables                                                              150                       210
  Prepaid income taxes                                                           136                        89
  Other                                                                          148                       115
                                                                        --------------------      -------------------

                                                                              $2,526                      $584
                                                                        ====================      ===================

(6)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following (in thousands) -

                                                                                              December 31,
                                                                                    ---------------------------------
                                                                   Useful Lives          2003              2002
                                                                   ------------     ----------------  ---------------
Transportation and warehouse equipment                              3-7 years             $1,800            $3,361
Office equipment                                                    3-7 years              1,362             1,918
Other equipment                                                     5-7 years                140               218
Leasehold improvements                                             Lease period              720               710
                                                                                    ----------------  ---------------
                                                                                           4,022             6,207
Less - accumulated depreciation and amortization                                          (2,576)           (4,974)
                                                                                    ----------------  ---------------

                                                                                          $1,446            $1,233
                                                                                    ================  ===============

Depreciation and amortization expense for equipment and leasehold improvements for the years ended December 31, 2003, 2002 and 2001 was approximately $756,000, $1,148,000 and $1,532,000, respectively.

Leased equipment under capitalized leases (included above) consists of the following (in thousands) -

                                                                                             December 31,
                                                                                    -------------------------------
                                                                                         2003            2002
                                                                                    ---------------  --------------
Equipment                                                                                   $674             $674
Less - accumulated depreciation                                                             (583)            (399)
                                                                                    ---------------  --------------

                                                                                             $91             $275
                                                                                    ===============  ==============

The Company incurred capital lease obligations of $0 and $8,000 in 2003 and 2002 for warehouse equipment and vehicles, respectively.

(7)      GOODWILL, INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS:

Goodwill consists of the following (in thousands) -

                                                                                                December 31,
                                                                                       -------------------------------
                                                             Useful Lives                   2003            2002
                                                             ------------              ---------------  --------------
Goodwill                                                      Indefinite                    $17,176          $17,176
Less - accumulated amortization and impairment                                               (5,645)          (5,645)
                                                                                       ---------------  --------------

                                                                                            $11,531          $11,531
                                                                                       ===============  ==============

Intangible assets and deferred financing costs consist of the following (in thousands) -

                                                                                                December 31,
                                                                                       -------------------------------
                                                             Useful Lives                   2003            2002
                                                             ------------              ---------------  --------------
Non-compete agreements                                       3 - 5 years                         $-             $250
Deferred financing costs and other                           3 - 7 years                      1,338            1,396
                                                                                       ---------------  --------------
                                                                                              1,338            1,646
Less - accumulated amortization                                                                (901)            (985)
                                                                                       ---------------  --------------

                                                                                               $437             $661
                                                                                       ===============  ==============

Deferred financing costs totaled $437,000 as of December 31, 2003 (net of accumulated amortization of $901,000). Amortization of deferred financing costs for the years ended December 31, 2003, 2002 and 2001 was approximately $224,000, $210,000 and $210,000, respectively. Amortization of deferred financing costs has been recorded as interest expense.

Estimated amortization of deferred financing costs for the years ended December 31 (in thousands)-


                  2004                           $224
                  2005                            199
                  2006                             14
                  2007                              -

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

                                                                            Year Ended December 31,
                                                             -------------------------------------------------------
                                                                   2003              2002               2001
                                                             -------------------------------------------------------
              Reported income (loss) from continuing
                 operations                                        $1,683              $285           ($5,804)
              Goodwill amortization, net of tax                         -                 -               543
                                                             -------------------------------------------------------
              Adjusted income (loss) from continuing
                 operations                                        $1,683              $285           ($5,261)
                                                             =======================================================

              Reported loss from discontinued operations
                                                                       $-                $-             ($465)
              Goodwill amortization, net of tax                         -                 -                 -
                                                             -------------------------------------------------------
              Adjusted loss from discontinued operations
                                                                       $-                $-             ($465)
                                                            =======================================================

              Reported net income (loss)                           $1,683              $285           ($6,269)
              Goodwill amortization, net of tax                         -                 -               543
                                                             -------------------------------------------------------
              Adjusted net income (loss)                           $1,683              $285           ($5,726)
                                                             =======================================================

              Adjusted income (loss) from continuing
                 operations per share - basic                           $.22              $.04             ($.69)
                                                             =======================================================

              Adjusted income (loss) from continuing
                 operations per share - diluted                         $.21              $.03             ($.69)
                                                             =======================================================

              Adjusted loss from discontinued operations
                 per share - basic                                      $.00              $.00             ($.06)
                                                             =======================================================
              Adjusted loss from discontinued operations
                 per share - diluted                                    $.00              $.00             ($.06)
                                                             =======================================================

              Adjusted net income (loss) per share - basic              $.22              $.04             ($.75)
                                                             =======================================================

              Adjusted net income (loss) per share - diluted            $.21              $.03             ($.75)
                                                             =======================================================

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

(8)      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following (in thousands) -

                                                                                               December 31,
                                                                                       ------------------------------
                                                                                           2003             2002
                                                                                       --------------   -------------
Payroll and related expenses                                                                 $2,766           $2,552
Third party delivery costs                                                                    2,796            2,105
Insurance                                                                                     2,135            2,434
Professional fees                                                                               284              291
Interest                                                                                        176               78
Uninsured personal injury and property damage claims
    (Note 12)                                                                                   885              325
Other                                                                                         2,701            1,740
                                                                                       --------------   -------------
                                                                                            $11,743           $9,525
                                                                                       ==============   =============

(9)      SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings -

At December 31, 2003, short-term borrowings totaled $5,767,000 consisting of a line of credit balance of $4,536,000 and $1,231,000 of outstanding borrowings related to the insurance financing arrangements discussed below. There were no short-term borrowings outstanding as of December 31, 2002.

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

                                                                          2003         2002        2001
                                                                          ----         ----        ----
     Maximum amount outstanding during the year                         $5,618       $1,800     $11,500
     End of year balance                                                 4,536            -           -
     Average balance outstanding during the year                         1,600          300       2,700
     Weighted average borrowing cost during the year                     11.0%        11.0%       11.0%
     Standby letters of credit, end of year balance                     $6,515       $7,000      $7,081


The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (4.25% at December 31, 2003) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (3.37% at December 31, 2003). Credit availability is based on eligible amounts of accounts receivable, as defined, and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the year ended December 31, 2003, the maximum borrowings outstanding under the Fleet Facility were approximately $5,618,000 and the outstanding borrowings as of December 31, 2003 were approximately $4,536,000. As of December 31, 2003, the Company had borrowing availability of $1,000,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $6,515,000 and minimum availability requirements.

Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its Fleet debt covenants as of December 31, 2003.

Insurance Financing Agreements -

In connection with the renewal of certain of the Company's insurance policies, CD&L entered into four agreements to arrange for the financing of annual insurance premiums. A total of $3,236,000 was financed through these arrangements. Monthly payments, including interest, amount to $328,000. The interest rates range from 3.50% to 4.75% and the notes mature in March and April 2004. The related annual insurance premiums were paid to the various insurance companies at the beginning of each policy year. Outstanding debt amounts at December 31, 2003 of $1,231,000 are included in short-term borrowings. The corresponding prepaid insurance has been recorded in prepaid expenses and other current assets.

Long-Term Debt -

On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company is required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement. As of August 17, 2000, November 21, 2000, March 30, 2001, May 30, 2001, August 20, 2001, November 19, 2001, April 12, 2002, June 28,
2002, April 23, 2003 and November 13, 2003, the Company and the note holders modified the Senior Subordinated Loan Agreement (the "Senior Note Agreement") entered into on January 29, 1999. Although we were in compliance with our Senior Notes debt covenants at December 31, 2003, we were anticipating non-compliance with certain covenants in 2004 and beyond. Subsequently, on April 14, 2004, we restructured our senior debt and related covenants. The restructuring includes an agreement among us, our lenders and certain members of CD&L management and others which improves the Company's short-term liquidity and reduces interest expense. See Note 17 - Subsequent Events.

Long-term debt consists of the following (in thousands) -

                                                                                              December 31,
                                                                                  --------------------------------------
                                                                                          2003                2002
                                                                                  ------------------  ------------------

  Senior Subordinated Notes, net of unamortized discount of $377 and $557,
      respectively.                                                                          $10,623             $11,443
  Capital lease obligations due through October 2004 with interest at rates
      ranging from 6.5% to 11.5% and secured by the related property.                             76                 303
  Seller-financed debt on acquisitions, payable in monthly installments through
      June 2007. Interest is payable at rates ranging between 7.0% and 11.0%.
      (a)                                                                                      3,671               5,737
                                                                                   -----------------  ------------------
                                                                                              14,370              17,483
  Less - Current maturities                                                                   (2,585)             (3,442)
                                                                                   -------------------  ----------------
                                                                                             $11,785             $14,041
                                                                                   ===================  ================

     (a) In April 2002, the Company renegotiated the repayment terms of certain seller-financed debt. Effective with the July 2002 payments, the individual notes convert into five year term loans with principal and interest payments due monthly. The interest rate on seller-financed debt, as amended in 2002, is generally a floating interest rate with a floor of 7% and a ceiling of 9%. The one note not renegotiated in 2002 has a balance of $761,000 at December 31, 2003 and bears interest at a rate of 11.0%.

The aggregate annual principal maturities of debt (excluding capital lease obligations) as of December 31, 2003 are as follows (in thousands) -

              2004                        $2,514
              2005                         1,760
              2006                         9,439
              2007                           580
              2008                             -
                                       -----------

                Total                    $14,293
                                       ===========


The Company leases certain transportation and warehouse equipment under capital lease agreements that expire at various dates. At December 31, 2003, minimum annual payments under capital leases, including interest, are as follows (in thousands) -

2004                                                                 $72
2005                                                                   2
2006                                                                   2
2007                                                                   1
2008                                                                   -
                                                                  ---------
Total minimum payments                                                77
Less - Amounts representing interest                                  (1)
                                                                  ---------

  Net minimum payments                                                76
Less - Current portion of obligations under capital leases           (71)
                                                                  ---------

  Long-term portion of obligations under capital leases               $5
                                                                  =========

(10)     EMPLOYEE BENEFIT PLANS:

The Company adopted a 401(k) retirement plan during 1996. Substantially all employees are eligible to participate in the plan and are permitted to contribute an unlimited percentage of their annual salary, subject to Internal Revenue Service discrimination testing limitations. The Company has the right to make discretionary contributions that will be allocated to each eligible participant. The Company did not make discretionary contributions for the years ended December 31, 2003, 2002 and 2001.

(11)     INCOME TAXES:

Federal and state income tax provision (benefit) for continuing operations for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands) -

                                      2003             2002             2001
                             --------------   --------------   --------------
            Federal-
              Current                $  903            $ 673          ($1,061)
              Deferred                   43             (513)            (535)
              State                     176               30             (184)

                             --------------   --------------   --------------
                                     $1,122             $190          ($1,780)
                             ==============   ==============   ==============


The components of deferred income tax assets and liabilities are as follows (in thousands) -

                                                                  December 31,
                                                               -----------------
                                                                 2003      2002
                                                               --------  -------
   Deferred income tax assets -
     Current -
        Allowance for doubtful accounts                          $349      $197
        Allowance for doubtful notes                                -       869
        Insurance reserves                                        118       906
        Net operating loss carryforward                           384         -
        Reserves and other, net                                   691       563
                                                               --------  -------
            Total current deferred income tax assets            1,542     2,535
     Non-current -
        Accumulated depreciation and amortization                 152        38
        Capital loss carryforward                                 776       776
                                                               --------  -------
            Total non-current deferred income tax assets          928       814
                                                               --------  -------
   Valuation Allowance                                           (776)   (1,776)
                                                               --------  -------
            Net deferred income tax assets                     $1,694    $1,573
                                                               ========  =======

             Net deferred tax assets                           $1,694    $1,573
                                                               ========  =======

The differences in Federal income taxes provided and the amounts determined by applying the Federal statutory tax rate (34%) to income (loss) from continuing operations before income taxes for the years ended December 31, 2003, 2002 and 2001, result from the following (in thousands) -

                                                      2003    2002       2001
                                                    ------   ------   --------

Tax at statutory rate                                 $954    $161    ($2,578)
Add (deduct) the effect of-
   State income taxes, net of Federal benefit          116      20       (129)
   Reserve on deferred tax asset                         -    (190)       190
   Capital loss on sale of subsidiary                    -       -        776
   Nondeductible expenses and other, net                52     199        (39)
                                                    ------   ------   --------
  Provision (benefit) for income taxes              $1,122    $190    ($1,780)
                                                    ======   ======   ========

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

(12)     COMMITMENTS AND CONTINGENCIES:

Operating Leases -

The Company leases its office and warehouse facilities under non-cancelable operating leases, which expire at various dates through April 2013. The approximate minimum rental commitments of the Company, under existing agreements as of December 31, 2003, are as follows (in thousands) -

          2004                                $3,615
          2005                                 3,031
          2006                                 2,280
          2007                                 1,228
          2008                                   460
          Thereafter                             200

Rent expense, primarily for facilities, amounted to approximately $6,973,000, $6,747,000 and $8,409,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

At December 31, 2002, the Company had a receivable due from Mr. Brana totaling $2,800,000. As of December 31, 2002, considering the market value of the collateral and Mr. Brana's failure to provide satisfactory evidence to support his ability to pay the Brana Note, the Company maintained a $2,800,000 reserve against the receivable.

In an effort to resolve all outstanding disputes between Mr. Brana and the Company, a settlement agreement was executed in December 2003. Pursuant to the agreement, the Company has returned to Mr. Brana the 357,301 shares of CD&L common stock previously held by the Company as collateral for the Brana Note. In addition, the agreement provided for an exchange of releases between the parties. In connection with this agreement, the Brana Note was written off as of December 31, 2003. Mr. Brana's employment with the Company terminated on September 1, 2002 and he has served as a paid consultant since that time.

The Company is, from time to time, a party to litigation arising in the normal course of its business, including claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $885,000 and $325,000 as of December 31, 2003 and 2002, respectively.

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

Employee Stock Compensation Program -

In September 1995, the Board of Directors adopted, and the stockholders of the Company approved the Company's Employee Stock Compensation Program (the "Employee Stock Compensation Program"). The Employee Stock Compensation Program authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to key employees of the Company, including those employees serving as officers or directors of the Company. The Company initially reserved 1,400,000 shares of Common Stock for issuance in connection with the Employee Stock Compensation Program. In June 1998 the Board of Directors adopted and the stockholders of the Company approved an additional 500,000 shares for issuance under the Employee Stock Compensation Program. In June 2000 the Board of Directors adopted and the stockholders of the Company approved the Year 2000 Employee Stock Compensation Program, which provided an additional 1,350,000 shares for issuance to key employees of the Company. In June 2001 the Board of Directors adopted and the stockholders of the Company approved an amendment to the Year 2000 Employee Stock Compensation Program, which provided an additional 375,000 shares for issuance to key employees of the Company. In October 2002, the Board of Directors adopted and the stockholders of the Company approved a second amendment to the Year 2000 Employee Stock Compensation Program, which provided an additional 375,000 shares for issuance to key employees of the Company. The Employee Stock Compensation Programs are administered by a committee of the Board of Directors (the "Administrators") made up of directors who are disinterested persons. Options and awards granted under the Employee Stock Compensation Programs will have an exercise or payment price as established by the Administrators provided that the exercise price of incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. Unless otherwise specified by the Administrators, options and awards will vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant.

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

Information regarding the Company's stock option plans is summarized below:

                                                                   Weighted
                                                  Number           Average
                                                    of             Exercise
                                                  Shares            Price
                                              ------------      ----------------
   Shares under option:
     Outstanding at December 31, 2000           2,423,685             $3.77

       Granted                                     55,000             $0.56
       Exercised                                        -                 -
       Canceled                                  (534,969)            $4.79
                                              ------------

     Outstanding at December 31, 2001           1,943,716             $3.25

       Granted                                     75,000             $ .52
       Exercised                                        -                 -
       Canceled                                   (85,063)            $6.40
                                              ------------

     Outstanding at December 31, 2002           1,933,653             $3.01

       Granted                                     30,000              $.60
       Exercised                                        -                 -
       Canceled                                   (48,456)            $4.90
                                              ------------

     Outstanding at December 31, 2003           1,915,197             $2.93
                                              ============
   Options exercisable at:
     December 31, 2001                          1,685,372             $3.41
                                              ============      ================
     December 31, 2002                          1,898,487             $3.02
                                              ============      ================
     December 31, 2003                          1,883,531             $2.96
                                              ============      ================

At December 31, 2003, options available for grant under the Employee Stock Compensation Plans and the Director Plans total 2,242,303 and 42,500 shares, respectively.

The following summarizes information about option groups outstanding and exercisable at December 31, 2003:

                                       Outstanding Options                                Exercisable Options
                      -------------------------------------------------------     ------------------------------------
                           Number                                                      Number
                         Outstanding           Weighted           Weighted           Exercisable           Weighted
    Range of                as of               Average           Average               as of              Average
    Exercise            December 31,           Remaining          Exercise          December 31,           Exercise
     Prices                 2003                 Life              Price                2003                Price
------------------    ------------------    ----------------    -------------     ------------------     -------------
    $0.350 -
        $1.438                160,000              7.94               $0.59             128,334               $0.60
    $1.813 -
       $1.813                 650,000              6.45               $1.81             650,000               $1.81
    $2.000 -
       $2.625                 540,085              4.71               $2.35             540,085               $2.35
    $2.688 -
       $4.875                 392,638              4.54               $3.62             392,638               $3.62
    $6.000 -
       $13.000                172,474              2.80               $9.49             172,474               $9.49
                      ------------------                                          ------------------
     Totals                 1,915,197              5.36               $2.93           1,883,531               $2.96
                      ==================                                          ==================

(14)     EMPLOYEE STOCK PURCHASE PLAN

Effective April 1, 1998, CD&L adopted an Employee Stock Purchase Plan (the "Employee Purchase Plan") which was amended in 1999. The Employee Purchase Plan permitted eligible employees to purchase CD&L common stock at 85% of the closing market price on the last day prior to the commencement or the end of the purchase period. The Employee Purchase Plan provided for the purchase of up to 500,000 shares of common stock. No shares were issued under the Employee Purchase Plan during 2003, 2002 or 2001.

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

The Rights will separate from the Common Stock if any person or group (subject to certain exceptions including the April 14, 2004 financial restructuring) becomes the beneficial owner of fifteen percent or more of the Common Stock or any person or group (subject to certain exceptions) makes a tender or exchange offer that would result in that person or group beneficially owning fifteen percent or more of the Common Stock. In April 2004, the Company amended the Plan to exclude persons participating in the April 14, 2004 financial restructuring so long as their ownership was less than 30%. Upon separation of the Rights from the Common Stock, each Right (other than Rights beneficially owned by the acquiring person or group, which Rights shall become void) will constitute the right to purchase from the Company that number of shares of Common Stock of the Company having a market price equal to twice the Exercise Price for an amount equal to the Exercise Price. In addition, if a person or group who has acquired beneficial ownership of fifteen percent or more of the Common Stock controls the Board of Directors of the Company and the Company engages in certain business combinations or asset sales, then the holders of the Rights (other than the acquiring person or group) will have the right to purchase common stock of the acquiring company having a market value equal to two times the Exercise Price.

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

At December 31, 2003 and 2002, no Rights have been exchanged.

(16)     RELATED PARTY TRANSACTIONS:

Leasing Transactions -

Effective as of February 1, 2003, the Company has leased its former vehicle repair facility to a company whose principal is a shareholder and former executive of the Company. During the year ended December 31, 2003, the Company made payments for vehicle maintenance and repairs of approximately $226,000. During 2003, the Company sold 68 vehicles for approximately $45,000 to this company. Additionally, the Company has recorded rental income from this company of approximately $33,000 during the year ended December 31, 2003.

Certain subsidiaries of the Company paid approximately $303,000, $356,000 and $425,000 for the years ended December 31, 2003, 2002 and 2001, respectively, in rent to certain directors, stockholders or companies owned and controlled by directors or stockholders of the Company (other than the transaction noted above). Rent is paid for office, warehouse facilities and transportation equipment. At December 31, 2003 and 2002, $12,000 and $8,000, respectively, are owed to related parties in connection with these transactions.


Note Receivable from Stockholder -

In connection with his indemnification to the Company under the terms of the Company's acquisition of Securities, Mr. Vincent Brana, an employee of the Company, has entered into a settlement agreement and executed a promissory note (the "Brana Note") in the amount of $500,000 or such greater amount as may be due under the settlement agreement. The Company has agreed to advance certain legal fees and expenses related to certain litigation involving Securities, for which Mr. Brana has indemnified the Company. At December 31, 2003 and 2002, the Company had a receivable due from Mr. Brana totaling $2,800,000. Mr. Brana has agreed to repay the Company on December 1, 2003, together with interest calculated at a rate per annum equal to the rate charged the Company by its senior lender. Mr. Brana delivered 357,301 shares of CD&L common stock to the Company as collateral for the Brana Note. On September 8, 2000 the parties entered into a settlement agreement in which Securities and Mr. Brana agreed to pay Liberty Mutual $1,300,000. An initial payment of $650,000 was made by Securities on October 16, 2000, $325,000 plus interest at a rate of 10.5% per annum was paid in monthly installments ending July 1, 2001 and the balance of $325,000 plus interest at a rate of 12.0% per annum was paid in monthly installments ending July 1, 2002.

At December 31, 2002, the Company had a receivable due from Mr. Brana totaling $2,800,000. As of December 31, 2002, considering the market value of the collateral and Mr. Brana's failure to provide satisfactory evidence to support his ability to pay the Brana Note, the Company maintained a $2,800,000 reserve against the receivable.

In an effort to resolve all outstanding disputes between Mr. Brana and the Company, a settlement agreement was executed in December 2003. Pursuant to the agreement, the Company has returned to Mr. Brana the 357,301 shares of CD&L common stock previously held by the Company as collateral for the Brana Note. In addition, the agreement provided for an exchange of releases between the parties. In connection with this agreement, the Brana Note was written off as of December 31, 2003. As the note was fully reserved, there was no net income statement impact. Mr. Brana's employment with the Company terminated on September 1, 2002 and he has served as a paid consultant since that time.

(17)     SUBSEQUENT EVENTS:

2004 Acquisition -

On March 1, 2004, the Company consummated a transaction providing for the repurchase of certain Indiana-based assets and liabilities sold to First Choice in June 2001 (See Note 4). The acquisition, which includes the release of certain non-compete agreements, we believe will support and enhance our business growth opportunities in Indiana. Consideration for the repurchase includes cancellation of a certain note receivable owed by First Choice of approximately $1,600,000 plus a three year contingent earn-out based on future net revenue generated by the accounts repurchased.

2004 Restructuring of Senior Notes Debt

At December 31, 2003, the Company was indebted to Paribas and Exeter (collectively "Paribas") in the sum of approximately $11,000,000 pursuant to a subordinated note bearing interest at 12% per annum (see Senior Notes in Note
9). On April 14, 2004, an agreement was reached among the Company, Paribas and certain members of CD&L management and others ("Investors") as to the financial restructuring of the Senior Notes. Paribas agreed to convert a portion of its existing debt due from CD&L into equity and to modify the terms of its subordinated note if the Investors purchase a portion of the note and accept similar modifications. The nature of the restructuring is as follows:

         (a) Paribas exchanged notes in the aggregate principal amount of $4.0 million for shares of the Series A Convertible Redeemable Preferred Stock of the Company, par value $.001 per share ("Preferred Stock") with a liquidation preference of $4.0 million. The Preferred Stock is convertible into an aggregate of 4,000,000 shares of Common Stock, does not pay dividends (unless dividends are declared and paid on the Common Stock), and is redeemable by the Company for the liquidation value. Holders of the Preferred Stock will have the right to elect two directors.

         (b) Paribas and the Company amended the terms of the $7.0 million balance of the Notes, and then exchanged the original notes for the amended and restated notes, which consist of two series of convertible notes, the Series A Convertible Subordinated Notes (the "Series A Convertible Notes") in the principal amount of $3.0 million and the Series B Convertible Subordinated Notes ("Series B Convertible Notes") in the principal amount of $4.0 million (collectively, the "Convertible Notes"). The Loan Agreement was amended and restated to reflect the terms of the substituted Series A Convertible Notes and the Series B Convertible Notes, including the elimination of most financial covenants. Principal is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years, and 12% for the final three years of the term. The terms of the two series of Convertible Notes are identical except for the conversion price ($1.016 for the Series A Convertible Notes, the average closing price for the Company's shares for the 5 days prior to the closing, and $2.032 for the Series B Convertible Notes).

         (c) The Investors purchased the Series A Convertible Notes from Paribas for a purchase price of $3.0 million.

         (d) The Company issued an additional $1.0 million of Series A Convertible Notes to the Investors for an additional payment of $1.0 million, the proceeds of which were used to reduce short-term debt.

         (e) The Investors, Paribas and the Company entered into a Registration Rights Agreement pursuant to which the shares of the Company's common stock issuable upon conversion of the Preferred Stock and the Convertible Notes will be registered for resale with the Securities and Exchange Commission.

In addition, the Company has agreed to commence a rights offering to its common stockholders as soon as practical, and in any event prior to January 14, 2005, whereby the common shareholders of the Company shall have the right to acquire at least $2 million of additional shares of common stock of the Company in the aggregate at a price equal to the conversion price of the Series A Convertible Notes.

The following summarized unaudited pro forma financial information was prepared assuming that the restructuring of the Senior Notes debt occurred on December 31, 2003 (in thousands):

                                                                  As Reported           Adjustment             Pro Forma
                                                            ------------------------  ---------------       ----------------

Total assets                                                     $40,352                       $-               $40,352
                                                             =======================  ===============       =================

Liabilities
   Current liabilities
      Short-term borrowings                                        5,767                   (1,000)   (a)          4,767
      Current maturities of long-term debt                         2,585                   (1,000)   (a)          1,585
      Accounts payable and accrued liabilities                    14,392                     (151)   (b)         14,241
                                                             -----------------------  ---------------       -----------------
      Total current liabilities                                   22,744                   (2,151)               20,593
                                                             -----------------------  ---------------       -----------------
   Long-term liabilities
      Long-term debt                                              11,785                   (1,624)   (a)(b)      10,161
      Other long-term liabilities                                    240                        -                   240
                                                             -----------------------  ---------------       -----------------
   Total liabilities                                              34,769                   (3,775)               30,994
                                                             -----------------------  ---------------       -----------------

Stockholders' equity
   Preferred stock                                                     -                    4,000    (a)          4,000
   Common stock                                                        8                        -                     8
   Additional paid-in capital                                     12,883                        -                12,883
   Treasury stock                                                   (162)                       -                  (162)
   Accumulated deficit                                            (7,146)                    (225)   (b)         (7,371)
                                                             -----------------------  ---------------       -----------------
   Total stockholders' equity                                      5,583                    3,775                 9,358
                                                             -----------------------  ---------------       -----------------

Total liabilities and stockholders' equity                       $40,352                       $-               $40,352
                                                             =======================  ===============       =================

(a) Represents the initial entry to record the restructuring: (i) the conversion of $4,000,000 of long-term debt into Preferred Stock, (ii) the issuance of $4,000,000 of long-term debt to Investors, and (iii) the repayment of $1,000,000 of current maturities of long-term debt and $2,000,000 of long-term debt related to the original Paribas Senior Notes.

(b) Represents the write-off of the unamortized debt discount balance of $376,000 as of December 31, 2003 related to the original Senior Notes and the related tax effect.

The Company has reviewed SFAS 150 with respect to this transaction and has determined that the Preferred Shares issued are properly treated as equity, as the shares are not mandatorily redeemable at any time. As the interest on the Investor Notes and the new Paribas note increase over the term of the notes, the Company will record the associated interest expense on a straight-line basis, which will give rise to accrued interest over the early term of the notes.

(18)     SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest and income taxes (net of refunds received) for the years ended December 31, 2003, 2002 and 2001 was as follows (in thousands) -

                                            2003          2002          2001
                                        ------------  ------------  ------------
  Interest                                 $1,739        $2,507        $3,171
  Income taxes                               $899         ($281)      ($1,132)

Supplemental schedule of non-cash financing activities for the years ended December 31, 2003, 2002 and 2001 was as follows (in thousands) -

                                                     2003      2002      2001
                                                   --------  --------  ---------
  Capital lease obligations incurred                  $-        $8       $693
  Reduction of purchase price for businesses
     previously acquired, net                          -         -        559

(19)     CHANGES TO DECEMBER 31, 2001 FINANCIAL STATEMENTS:

Subsequent to the issuance of the Company's 2001 financial statements, the Company determined that the write-off of the $2,500,000 note receivable from the purchasers of Sureway, which was included in discontinued operations, should be included in continuing operations. As a result, the consolidated financial statements for the year ended December 31, 2001 have been restated.

The impact of this restatement on reported operations is as follows (in thousands) -

                                        As Originally Reported      As Restated
                                        -----------------------     ------------

Loss from continuing operations                 ($3,964)               ($5,804)
Loss from discontinued operations                (2,305)                  (465)
Net loss                                        ($6,269)               ($6,269)

Basic loss per share:
  Continuing operations                          ($.52)                 ($.76)
  Discontinued operations                         (.30)                  (.06)
  Net loss per share                             ($.82)                 ($.82)

Diluted loss per share:
  Continuing operations                          ($.52)                 ($.76)
  Discontinued operations                         (.30)                  (.06)
  Net loss per share                             ($.82)                  ($.82)

(20)     QUARTERLY FINANCIAL DATA (UNAUDITED):

Unaudited quarterly financial data for the years ended December 31, 2003 and 2002 was as follows (in thousands, except per share amounts) -

                                                                               Quarter Ended
                                                  -------------------------------------------------------------------------
                                                     March 31,          June 30,        September 30,       December 31,
                                                  ----------------  -----------------  -----------------  -----------------
Year ended December 31, 2003:
  Revenue                                             $40,307           $40,887            $40,846            $44,043
  Gross Profit                                          7,264             7,738              8,297              9,436
  Net Income (Loss)                                      $606(b)           $222               $442               $413
  Basic Income (Loss) Per Share                          $.08              $.03               $.06               $.05
  Diluted Income (Loss) Per Share                        $.07              $.03               $.05               $.05
  Basic Weighted Average Common
        Shares Outstanding                              7,659             7,659              7,659              7,659
  Diluted Weighted Average Common
        Shares Outstanding                              8,170             8,165              8,175              8,205

Year ended December 31, 2002:
  Revenue                                             $38,549           $38,885            $38,921            $40,877
  Gross Profit                                          7,928             8,232              7,681              6,239
  Net Income (Loss)                                        $6              $440               $381              $(542)(a)
  Basic Income (Loss) Per Share                          $.00              $.06               $.05              $(.07)
  Diluted Income (Loss) Per Share                        $.00              $.05               $.05              $(.07)
  Basic Weighted Average Common
        Shares Outstanding                              7,659             7,659              7,659              7,659
  Diluted Weighted Average Common
        Shares Outstanding                              8,167             8,169              8,166              7,659


       (a) During the fourth quarter of 2002, the Company recorded an additional reserve of $300,000 in connection with a related party note receivable (Note 16).
       (b) During the first quarter of 2003, the Company recorded a gain of $1,034,000 as a result of the exchange of the Sureway Note Receivable previously discussed under "Discontinued Operations" in Item 7. of this Annual Report.

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


Item 9A.  Controls and Procedures

         (a) Disclosure controls and procedures. As of December 31, 2003, CD&L management, including the principal executive officer and principal financial officer, evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in its periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to CD&L management, including these officers, by other employees of the Company and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared.

         (b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Company

         Set forth below are the names and ages (as of March 1, 2004) of each of the directors and executive officers, the other positions and offices presently held by each such person within the Company, the period during which each such person has served on the Board of Directors of the Company, and the principal occupations and employment of each such person during the past five years. In each instance in which dates are not provided in connection with a director's business experience, such director has held the position indicated for at least the past five years.

         Albert W. Van Ness, Jr., 61, has served as the Chairman of the Board, Chief Executive Officer and Director of CD&L since January 1997. He was formerly the President and Chief Operating Officer of Club Quarters, LLC, a privately held hotel management company and remains a member partner. In the early nineties, Mr. Van Ness served as Director of Managing People & Productivity, a senior management consulting firm. During most of the eighties, Mr. Van Ness held various executive positions with Cunard Line Limited, a passenger ship and luxury hotel company, including Executive Vice President and Chief Operating Officer of the Cunard Leisure Division and Managing Director and President of the Hotels and Resorts Division. Earlier in his career Mr. Van Ness served as the President of Seatrain Intermodal Services, Inc., a cargo shipping company. Mr. Van Ness held various management positions at the start of his professional life with Ford Motor Company, Citibank and Hertz. Mr. Van Ness majored in Sociology and Economics and received a B.A. and M.A. degree and completed his coursework towards his doctorate in Economics. He attended Duke University, Northern State University, South Dakota State University and Syracuse University.

         William T. Brannan, 55, has served as President, Chief Operating Officer and Director of CD&L since November 1994. From January 1991 until October 1994, Mr. Brannan served as President, Americas Region - US Operations, for TNT Express Worldwide, a major European-based overnight express delivery company. Prior to that, Mr. Brannan spent 10 years with United Parcel Service where he served as Vice President and General Manager of UPS Truck Leasing, a wholly-owned UPS subsidiary which was formed by Mr. Brannan in 1981. Mr. Brannan has more than 25 years of experience in the transportation and logistics industry.

         Michael Brooks, 50, has served as Director of the Company since December 1995 and as Group Operations President since December 2000. Mr. Brooks previously had been the President of Silver Star Express, Inc., a subsidiary of the Company, since November 1995. Prior to the merger of Silver Star Express, Inc. into the Company, Mr. Brooks was President of Silver Star Express, Inc. since 1988. Mr. Brooks has more than 25 years of experience in the same-day delivery and distribution industries. In addition, Mr. Brooks is currently a Member of the Express Carriers Association and various other transportation associations.

         Thomas E. Durkin III, 50, Director since 1999. Mr. Durkin was appointed as Vice President of Corporate Development, General Counsel and Secretary of Capital Environmental Resource, Inc. in October 2001. He is also a partner to Durkin & Durkin, a New Jersey based law firm, with whom Mr. Durkin practiced as a partner from September 1978 until September 1997. Mr. Durkin served as a consultant to Waste Management Inc., a multibillion dollar publicly held international solid waste management company from January 2000 to September 2001. From October 1997 through December 1999, Mr. Durkin served as area Vice President of Business Development of Waste Management Inc. In addition, Mr. Durkin has served as a partner of two privately held real estate brokerage companies. Mr. Durkin graduated from Fordham University in 1975 and graduated Cum Laude from Seton Hall University School of Law in 1978.

         Jon F. Hanson, 67, Director since 1997. Mr. Hanson has served as the President and Chairman of Hampshire Management Company, a real estate investment firm since December 1976. From April 1991 to the present, Mr. Hanson has served as a director to the Prudential Insurance Company of America. In addition, Mr. Hanson currently serves as a director with the United Water Resources and the Orange and Rockland Utilities from April 1985 and September 1995, respectively.

         Marilu Marshall, 58, Director since 1997. Vice President Human Resources - North America for Estee Lauder Co. Inc. since October 1998. From November 1987 until September 1998, Ms. Marshall served as Senior Vice-President and General Counsel for Cunard Line Limited. Prior thereto, from July 1984 to September 1987 Ms. Marshall served as the Vice-President and General Counsel of GNOC, Corp., t/a Golden Nugget Hotel & Casino.

         Matthew Morahan, 54, Director since 2000. Mr. Morahan has been a private investor since 1997. From 1994 until 1997, Mr. Morahan served as Executive Vice President of the Macro Hedge Fund of Summit Capital Advisors LLC. Prior thereto, Mr. Morahan served as Managing Director of the High Yield Department of Paine Webber Group from 1991 to 1994. From 1976 to 1990, he served as Partner and Managing Director of Wertheim & Co. Mr. Morahan served as Vice President of the Corporate Bond Department for Hornblower & Weeks, Hemphill, Noyes & Co. from 1971 to 1976.

         John A. Simourian, 69, Director since 1999. Mr. Simourian has served as Chairman of the Board and Chief Executive Officer of Lily Transportation Corp. ("Lily"), a privately held truck leasing and dedicated logistics company, since 1958 when Mr. Simourian founded Lily. Lily currently employs approximately 750 employees and leases and or operates 4,000 vehicles out of 27 locations from New England to North Carolina. Mr. Simourian attended Harvard University where he received his undergraduate degree in 1957 and his graduate degree from the Harvard Business School in 1961. In 1982 Mr. Simourian was elected to the Harvard University Hall of Fame. Mr. Simourian also served in the United States Navy from 1957 to 1959.

         John S. Wehrle, 52, Director since 1997. Managing Partner of Gryphon Holdings, L.P. and Gryphon Holdings II, L.P. since January 1999. From August 1997 to December 1998, Mr. Wehrle served as President and CEO of Heartland Capital Partners, L.P. Prior thereto, Mr. Wehrle served as Vice President and Head of Mergers & Acquisitions for A.G. Edwards & Sons, Inc. from July 1994 to July 1997. From 1989 to 1994 Mr. Wehrle served as Vice President-Financial Planning for The Dyson-Kissner-Moran Corporation. He also served as Managing Director of Chase Manhattan Bank, N.A. for three years from August 1986 to October 1989 where he was engaged in the execution of Leveraged Acquisitions. From 1976 to 1986 Mr. Wehrle held various positions with both Price Waterhouse and Touche Ross & Co. in both New York and London.

         Russell J. Reardon, 54, has served as Vice President - Chief Financial Officer since November 1999. Mr. Reardon previously had been Vice President - Treasurer of CD&L since January 1999. Prior thereto, from September 1998 until January 1999 Mr. Reardon was Chief Financial Officer and Secretary of Able Energy, Inc. a regional energy retailer. From April 1996 until June 1998, Mr. Reardon was Chief Financial Officer and Secretary of Logimetrics, Inc. a manufacturer of broad-band wireless communication devices. He earned an accounting degree and an MBA in Finance from Fairleigh Dickinson University.

         Mark T. Carlesimo, 50, has served as Vice President - General Counsel and Secretary of CD&L since September 1997. From July 1983 until September 1997, Mr. Carlesimo served as Vice President of Legal Affairs of Cunard Line Limited. Earlier in his career, Mr. Carlesimo served as Staff Counsel to Seatrain Lines, Inc., a cargo shipping company and was engaged in the private practice of law. Mr. Carlesimo received a B.A. in Economics from Fordham University in 1975 and received his law degree from Fordham University School of Law in 1979. Mr. Carlesimo is a Member of the Bar of the states of New York and New Jersey.

         James J. Cosentino, 49, was appointed Vice President - Corporate Controller in May 2003. Prior to his appointment, Mr. Cosentino held several financial management positions with both publicly and privately owned companies. From 1980 through 1992 he was with the Macmillan Publishing Company and more recently, from 1996 to 2002, he was the Controller of Prestige Window Fashions. Mr. Cosentino earned his undergraduate degree from Westminster College and an MBA in Finance from Fairleigh Dickinson University. Mr. Cosentino is a member of the New Jersey State Society of CPAs and the Financial Executive Institute
(FEI).


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission and to provide the Company with initial reports of ownership, reports of changes in ownership and annual reports of ownership of Common Stock and other equity securities of the Company. Based solely upon a review of such reports furnished to the Company by its directors and executive officers, the Company believes that all Section 16(a) reporting requirements were timely fulfilled during 2003.

Code of Ethics

The Company has adopted a code of ethics for senior financial officers of the Company. A copy of this code of ethics has been filed as Exhibit 14.1 to this Annual Report.

Audit Committee Financial Expert

The Company has determined that John S. Wehrle, the audit committee chairperson, is an independent audit committee financial expert as defined by Item 401(h) of Regulation S-K.

Item 11.  Executive Compensation

         The following table summarizes certain information relating to compensation for services rendered during the years ended December 31, 2001, 2002 and 2003 to each person serving as the Chief Executive Officer of the Company and each of the Company's four other most highly paid executive officers whose compensation exceeded $100,000.

                                                                                          Long-Term
                                                Annual Compensation                   Compensation (1)
                                ------------------------------------------------------------------------
                                                                                           Awards
                                ------------------------------------------------------------------------
                                                                          Other          Securities
                                                                          Annual         Underlying
                                                                         Compen-          Options/           All Other
           Name and                        Salary         Bonus           sation            SARs            Compensation
      Principal Position         Year        ($)           ($)            ($)(2)             (3)                ($)
------------------------------  -----     ---------      --------       -----------      ----------         ------------
Albert W. Van Ness, Jr.         2003        252,875         -               -                   -                -
   Chairman and Chief           2002        299,988       75,000            -              25,000                -
   Executive Officer            2001        288,119      173,625            -              25,000                -

William T. Brannan              2003        299,988            -            -                   -                -
   President and Chief          2002        299,988       76,229            -                   -                -
   Operating Officer            2001        275,764       39,375            -                   -                -

Michael Brooks                  2003        240,923            -            -                   -                -
   Group Operations             2002        239,077       61,525            -                   -                -
   President                    2001        218,461       32,500            -                   -                -

Russell J. Reardon              2003        201,144            -            -                   -                -
   Chief Financial Officer      2002        200,000       51,201            -                   -                -
                                2001        185,385       37,500            -                   -                -

Mark Carlesimo                  2003        166,933            -            -                   -                -
   General Counsel and          2002        153,173       24,163            -                   -                -
   Secretary                    2001        146,154       20,250            -                   -                -

-----------------

(1) The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan pay-out during the years ended December 31, 2001, 2002 and 2003.

(2) Excludes certain personal benefits, the total value of which was less than the lesser of either $50,000 or 10% of the total annual salary and bonus for each of the executives.

(3) Comprised solely of incentive or non-qualified stock options. See "Stock Option Plans - Employee Stock Compensation Program."

Employment Agreements; Covenants-Not-To-Compete

         On or about November 15, 2002, Mr. Van Ness entered into an amended Employment Agreement with the Company (the "2003 Agreement"). The 2003 Agreement commenced on January 5, 2003 and continues through the close of business on May 1, 2005. The 2003 Agreement provides for an annual salary of $250,000 per year subject to annual increases as determined by the Compensation Committee. In addition, the 2003 Agreement provides for the right to receive an annual bonus equal to up to 100% of Mr. Van Ness' then current base salary subject to the Company attaining certain targets. Mr. Van Ness continues to serve as the Company's Chairman of the Board and Chief Executive Officer.

         The 2003 Agreement provides that, in the event of a termination of employment by the Company for any reason other than "cause" or "disability" (as defined in the 2003 Agreement) or by Mr. Van Ness as a result of a material breach by the Company, then Mr. Van Ness will be entitled to receive for the remainder of the term all base salary due, all annual bonuses and all other benefits and prerequisites. In the event that Mr. Van Ness' employment terminates within 360 days of a "change in control" (as defined in the 2003 Agreement), Mr. Van Ness will be entitled to receive two times the sum of his then-current base salary and the highest potential annual bonus during his employment with the Company. Mr. Van Ness' employment agreement is subject to certain non-competition, non-solicitation and anti-raiding provisions.

         Effective as of May 1, 2000 Messrs. Brannan, Brooks, Reardon and Carlesimo entered into five year employment agreements with the Company. Annual salaries for those individuals under the agreement are currently $300,000, $250,000, $250,000 and $185,000, respectively.

         Each agreement contains identical terms and conditions (other than salary) including covenants against competition and change in control provisions. The change in control provision provides that if the employment with the Company is terminated for any reason by either the employee or the Company within six months following a change in control of the Company, the employee will be entitled to receive a lump sum payment equal to two (2) times the sum of employee's then current base salary plus the highest annual bonus payment made to the employee during his employment with the Company. Each employment agreement also contains non-competition covenants that will continue for two years following termination of employment unless termination was by the Company without cause or by the employee as a result of a breach of the employment agreement by the Company in which event the covenants against competition will cease upon termination of employment.

Stock Option Plans

During 2003, the Company did not grant any stock options to purchase Common Stock or stock appreciation rights to any of the executives named in the Summary Compensation Table above.



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES (1)

-------------------------------- ----------------- --------------- ------------------------- ---------------------------
                                                                     Number of Securities
                                                                    Underlying Unexercised      Value of Unexercised
                                                                      Options/SARs at        In-The-MoneyOptions/SARs
                                 Shares Acquired       Value              FY-End (#)              at FY-End ($)(3)
                                   on Exercise        Realized           Exercisable/               Exercisable/
             Name                     (#)(2)           ($)(2)           Unexercisable              Unexercisable
-------------------------------- ----------------- --------------- ------------------------- ---------------------------
Albert W. Van Ness, Jr.                 --               --                       672,814/0             -/-
-------------------------------- ----------------- --------------- ------------------------- ---------------------------
William T. Brannan                      --               --                       261,166/0             -/-
-------------------------------- ----------------- --------------- ------------------------- ---------------------------
Michael Brooks                          --               --                       203,461/0             -/-
-------------------------------- ----------------- --------------- ------------------------- ---------------------------
Russell J. Reardon                      --               --                       177,500/0             -/-
-------------------------------- ----------------- --------------- ------------------------- ---------------------------
Mark Carlesimo                          --               --                        36,250/0             -/-
-------------------------------- ----------------- --------------- ------------------------- ---------------------------

-------------------------------- ----------------- --------------- ------------------------- ---------------------------

-------------
(1)      No stock appreciation rights have been granted by the Company.

(2)      No options were exercised in 2003.

(3) As of December 31, 2003, the fair market value of a share of Common Stock (presumed to equal the closing sale price as reported on the American Stock Exchange) was $.73.

Compensation of Directors

Directors who are employees of the Company do not receive additional compensation for serving as directors. Effective in 1997, each director who is not an employee of the Company received an annual retainer of $16,000 ($26,000 and $18,000 for the Audit and Compensation Committee chairperson, respectively). The total directors fees earned by non-employee directors in 2003 was $100,000. Directors of the Company are reimbursed for out-of-pocket expenses incurred in their capacity as directors of the Company. Non-employee directors also receive stock options under the Company's 1995 Stock Option Plan. The Company granted quarterly options of 1,250 shares at fair market value to each of the non-employee directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Based upon information available to the Company, the following stockholders beneficially owned more than 5% of the Common Stock as of April 14, 2004.

NAME AND ADDRESS              NUMBER OF SHARES    PERCENT OF
OF BENEFICIAL OWNER           BENEFICIALLY OWNED  CLASS

BNJ Paribas                   6,411,762(1)        45.6%
Exeter Capital and Venture
C/O BNP Paribas
787 Seventh Avenue
New York, NY 10019

Albert W. Van Ness, Jr.       1,399,525(2)        15.5%
80 Wesley Street
South Hackensack,
New Jersey 07606

Michael Brooks                1,129,300(3)        12.9%
80 Wesley Street
South Hackensack,
New Jersey 07606

William T. Brannan            1,048,846(4)        12.0%
80 Wesley Street
South Hackensack,
New Jersey 07606

Matthew J. Morahan              433,858(5)         5.4%
80 Wesley Street
South Hackensack,
New Jersey 07606

Russell J. Reardon              925,622(6)        10.8%
80 Wesley Street
South Hackensack,
New Jersey 07606

Vincent T. Brana                590,551(7)         7.2%
80 Wesley Street
South Hackensack,
New Jersey 07606

(1) Includes 506,250 shares of Common Stock issuable upon exercise of Warrants pursuant to the January 1999 private placement and 5,905,512 shares convertible for Series A Preferred Stock or convertible notes issued in connection with the financial restructuring.

(2) Includes 672,814 shares of Common Stock issuable upon the exercise of options pursuant to the Employee Stock Compensation Program which are exercisable within 60 days of April 14, 2004 and 590,551 shares upon conversion of convertible notes issued in connection with the financial restructuring.

(3) Includes 286,794 shares of Common Stock issuable upon the exercise of options pursuant to the Employee Stock Compensation Program which are exercisable within 60 days of April 14, 2004 and 590,551 shares upon conversion of convertible notes issued in connection with the financial restructuring.

(4) Includes 344,499 shares of Common Stock issuable upon the exercise of options pursuant to the Employee Stock Compensation Program which are exercisable within 60 days of April 14, 2004 and 590,551 shares upon conversion of convertible notes issued in connection with the financial restructuring.

(5) Includes 20,000 shares of Common Stock issuable upon the exercise of options pursuant to the Employee Stock Compensation Program which are exercisable within 60 days of April 14, 2004 and 196,850 shares upon conversion of convertible notes issued in connection with the financial restructuring.

(6) Includes 260,833 shares of Common Stock issuable upon the exercise of options pursuant to the Employee Stock Compensation Program which are exercisable within 60 days of April 14, 2004 and 590,551 shares upon conversion of convertible notes issued in connection with the financial restructuring.

(7) Includes 590,551 shares upon conversion of convertible notes issued in connection with the financial restructuring.

         The following table sets forth information as of April 14, 2004 with respect to beneficial ownership of the Common Stock by (i) each director, (ii) each executive named in the Summary Compensation Table (the "Named Executives") and (iii) all executive officers and directors as a group. Unless otherwise indicated, the address of each such person is c/o CD&L, Inc., 80 Wesley Street, South Hackensack, New Jersey 07606. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.


                        Amount of Beneficial Ownership(1)
                        ---------------------------------

                                                                      Shares
                                                                     Issuable
                                                     Shares            Upon
                                                    Issuable         Conversion
                                                  Upon Exercise      of Stock in
                                                   of Stock         the Financial         Total           Percentage
Name                                Shares        of Options(1)     Restructuring         Shares            Owned
----                                ------        -------------     -------------         ------            -----
Albert W. Van Ness, Jr.             136,160           672,814           590,551          1,399,525          15.5%
William T. Brannan                  113,796           344,499           590,551          1,048,846          12.0%
Michael Brooks                      251,955           286,794           590,551          1,129,300          12.9%
Thomas E. Durkin III                     --            20,000                --             20,000             *
Jon F. Hanson                        64,000(2)         28,750                --             92,750           1.2%
Marilu Marshall                          --            28,750                --             28,750             *
Matthew J. Morahan                  222,008            15,000           196,850            433,858           5.4%
John A. Simourian                        --            20,000                --             20,000             *
John S. Wehrle                           --            27,500                --             27,500             *
Russell J. Reardon                   74,238           260,833           590,551            925,622          10.8%
Mark T. Carlesimo                        --           119,583            98,425            218,008           2.8%

All executive officers and
directors as a group (11
persons)                            862,157         1,824,523         2,657,479          5,344,159          61.7%

------------
* Less than 1%


Note: The sum of individual beneficial ownership percentages can exceed 100% due to the nature of the calculation which assumes total outstanding shares and the exercise of all convertible instruments for any individual shareholder without regard to exercise of similar instruments by any other shareholder.

(1) Includes options granted pursuant to the Employee Stock Compensation Program and the Director Plan, which are exercisable within 60 days of April 14, 2004.

(2) Represents 64,000 shares held by Ledgewood Employees Retirement Plan of which Mr. Hanson is a beneficiary.

Item 13.  Certain Relationships and Related Transactions

           Mr. Brooks and members of his immediate family own various real estate partnerships which lease properties to Silver Star, a subsidiary of the Company for use as terminals in Valdosta, Georgia and Dayton, Ohio. In 2003, Silver Star paid approximately $46,000 in rent for these properties. As of January 1, 2004, the Company is obligated to pay rentals of approximately $18,000 for the Valdosta, Georgia property, which the Company believes to be the fair market rental value of the property. The Dayton, Ohio lease expired in July 2003.

           Mr. Simourian, a member of the Company's board of directors, is the Chief Executive Officer of Lily Transportation Corp. ("Lily"), a privately held truck leasing and dedicated logistics company. In 2003, Click Messenger Services, a subsidiary of the Company, paid approximately $240,000 to Lily for vehicle rentals.


Item 14.  Principal Accountant Fees and Services

The Company has been billed the following fees for services rendered by its principal accountant during 2003 and 2002 (in thousands):



                                                      2003            2002
                                                   -----------    -------------
               Audit Fees                             $227            $219
               Audit-Related Fees                       38              15
               Tax Fees                                124             132
               All Other Fees                            4               -
                                                   -----------    -------------

               Total                                  $393            $366
                                                   ===========    =============

         Audit-related fees consist of professional services rendered in conjunction with the Company's various responses to an SEC comment letter. Tax fees primarily relate to the preparation of Federal and state tax returns and tax advice associated with those filings. All other fees include administrative and out-of-pocket expenses incurred by the principal accountant.

         The principal accountant is engaged each year by the Company's audit committee and as such, all fees are pre-approved by the audit committee at the beginning of each year.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1)   Financial Statements

         See Item 8. Financial Statements and Supplementary Data.

(a)(2)   Financial Statement Schedules

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                            Page
                                                                            ----
CD&L, INC. AND SUBSIDIARIES:
       Schedule II - Valuation and Qualifying Accounts -
           For the years ended December 31, 2003, 2002 and 2001..............S-1

         All other schedules called for by Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(a)(3)  Exhibits

         The Exhibits listed in (b) below are filed herewith.

(b) Reports on Form 8-K

         The following current reports on Form 8-K were filed during the fourth quarter of 2003.

o Report on Form 8-K filed on November 18, 2003 concerning the November 17, 2003 press release announcing third quarter earnings for the 2003 fiscal year.

(c) Exhibits

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

         3.3      Amended and Restated By-laws of CD&L, Inc. amended through November 6, 1997 (filed as Exhibit 3.2 to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

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

         4.4      Amendment No. 1 to Shareholder Protection Rights Agreement dated April 14, 2004 by and between CD&L, Inc. and
                  American Stock Transfer & Trust Company.

         4.5      Certificate of Designations, Preferences and Rights of Series A Convertible Redeemable Preferred Stock of CD&L,
                  Inc.

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

         10.10    Amendment dated April 23, 2003 to Fleet Facility (filed as Exhibit 10.10 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 2002 and incorporated herein by reference).

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

         10.16    Amendment dated April 23, 2003 to Paribas Agreement (filed as Exhibit 10.16 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 2002 and incorporated herein by reference).

         10.17    Form of Employment Agreement, dated as of May 1, 2000, with William T. Brannan (Employment agreements of Michael
                  Brooks, Russell J. Reardon and Mark T. Carlesimo are in the same form) (filed as Exhibit 10.9 to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

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

         10.24    Asset Purchase Agreement dated February 27, 2004 by and among Executive Express, Inc., Charles Walch, Silver Star
                  Express, Inc. and CD&L, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 1,
                  2004 and incorporated herein by reference.)


         10.25    Restructuring and Exchange Agreement dated April 14, 2004 by and among CD&L, Inc., BNP Paribas SA, Exeter Venture
                  Lenders, L.P., Exeter Capital Partners IV, L.P., Albert W. VanNess, Jr., William T. Brannan, Michael Brooks,
                  Russell J. Reardon, Mark Carlesimo and Matthew Morahan and others (hereinafter "Paribas Restructuring and Exchange
                  Agreement").

         10.26    Amended and Restated $8,000,000 Senior Subordinated Loan Agreement by and among CD&L, Inc. and Various Lenders dated as of January 29, 1999 amended and restated as of April 14, 2004.

         10.27    Form of Amended and Restated Note dated April 14, 2004 by and between CD&L, Inc. and various lenders.

         10.28    Form of Registration Rights Agreement dated April 14, 2004 by and between CD&L, Inc. and various investors and lenders.

         10.29    Form of Stockholders Agreement dated April 14, 2004 by and between CD&L, Inc. and various investors and lenders.

         10.30    Form of Amended Employment Agreement dated April 14, 2004 with William T. Brannan (Employment agreements of
                  Michael Brooks, Russell J. Reardon and Mark T. Carlesimo are in the same form).

         11.1     Statement Regarding Computation of Net Income (Loss) Per Share.

         14.1     Code of Ethics for Senior Financial Officers

         21.1     List of Subsidiaries of CD&L, Inc.

         23.1     Independent Auditors' Consent

         23.2     Notice of Inability to Obtain Consent From Arthur Andersen LLP

         24.1     Power of Attorney

         31.1     Certification of Albert W. Van Ness, Jr. Pursuant to Exchange Act Rules 13a-14a and 15d-14a, as Adopted Pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of Russell J. Reardon Pursuant to Exchange Act Rules 13a-14a and 15d-14a, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Albert W. Van Ness, Jr. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Russell J. Reardon Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2004.

                                            CD&L, Inc.


                                            By: /s/Russell J. Reardon
                                                ---------------------
                                                Russell J. Reardon
                                                Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2004.

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

                   /s/ John S. Wehrle *                     Director
                   --------------------
                      John S. Wehrle



*By:    /s/ Albert W. Van Ness, Jr.
        ---------------------------
           Albert W. Van Ness, Jr.
           Attorney-in-Fact

                                                                     Schedule II

                           CD&L, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                         Balance            Charged
                                            at             to Costs          Write-offs                              Balance
                                        Beginning             And             (Net of                               at End of
          Description                   of Period          Expenses          Recoveries)         Other (a)           Period
----------------------------------  -----------------    --------------    ----------------    --------------    --------------
For the year ended
   December 31, 2003 -
   Allowance for doubtful
   accounts                               $492               $629              ($249)                -               $872
                                     ================    ==============    ================    ==============    ==============
   Allowance for doubtful
   note receivable                       $2,800                -              ($2,800)               -                $ -
                                     ================    ==============    ================    ==============    ==============

For the year ended
   December 31, 2002 -
   Allowance for doubtful
   accounts                               $951              ($165)             ($294)                -               $492
                                     ================    ==============    ================    ==============    ==============
   Allowance for doubtful
   note receivable                       $2,500              $300                 -                  -             $2,800
                                     ================    ==============    ================    ==============    ==============

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

                                INDEX TO EXHIBITS

       Exhibits

         4.4      Amendment No. 1 to Shareholder Protection Rights Agreement dated April 14, 2004 by and between CD&L, Inc. and
                  American Stock Transfer & Trust Company.

         4.5      Certificate of Designations, Preferences and Rights of Series A Convertible Redeemable Preferred Stock of CD&L,
                  Inc.

         10.25    Restructuring and Exchange Agreement dated April 14, 2004 by and among CD&L, Inc., BNP Paribas SA, Exeter Venture
                  Lenders, L.P., Exeter Capital Partners IV, L.P., Albert W. VanNess, Jr., William T. Brannan, Michael Brooks,
                  Russell J. Reardon, Mark Carlesimo and Matthew Morahan and others (hereinafter "Paribas Restructuring and Exchange
                  Agreement").

         10.26    Amended and Restated $8,000,000 Senior Subordinated Loan Agreement by and among CD&L, Inc. and Various Lenders dated as of January 29, 1999 amended and restated as of April 14, 2004.

         10.27    Form of Amended and Restated Note dated April 14, 2004 by and between CD&L, Inc. and various lenders.

         10.28    Form of Registration Rights Agreement dated April 14, 2004 by and between CD&L, Inc. and various investors and lenders.

         10.29    Form of Stockholders Agreement dated April 14, 2004 by and between CD&L, Inc. and various investors and lenders.

         10.30    Form of Amended Employment Agreement dated April 14, 2004 with William T. Brannan (Employment agreements of
                  Michael Brooks, Russell J. Reardon and Mark T. Carlesimo are in the same form).

         11.1     Statement Regarding Computation of Net Income (Loss) Per Share

         14.1     Code of Ethics for Senior Financial Officers

         21.1     List of Subsidiaries of CD&L, Inc.

         23.1     Independent Auditors' Consent

         23.2     Notice of Inability to Obtain Consent From Arthur Andersen LLP

         24.1     Power of Attorney

         31.1     Certification of Albert W. Van Ness, Jr. Pursuant to Exchange Act Rules 13a-14a and 15d-14a, as Adopted Pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of Russell J. Reardon Pursuant to Exchange Act Rules 13a-14a and 15d-14a, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Albert W. Van Ness, Jr. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Russell J. Reardon Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.