Form 10-Q
period 2004-03-31
CD&L INC
filed 2004-05-19
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004 or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
                                              ---    ---

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   No /X/
                                                                      ---  ---

         The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of May 7, 2004 was 7,658,660.

                                   CD&L, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

                                      INDEX

                                                                                                        Page
Part I - Financial Information

         Item 1 - Financial Statements

              CD&L, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited)
                           and December 31, 2003                                                          3
                  Condensed Consolidated Statements of Operations for the Three
                           Months Ended March 31, 2004 and 2003 (unaudited)                               4
                  Condensed Consolidated Statements of Cash Flows for the Three
                           Months Ended March 31, 2004 and 2003 (unaudited)                               5
                  Notes to Condensed Consolidated Financial Statements                                    6

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                               of Operations                                                             12

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk                             17

         Item 4 - Controls and Procedures                                                                17

Part II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K                                                       18

Signature                                                                                                19

Certifications                                                                                           20

                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                  March 31,     December 31,
                                                                    2004           2003
                                                                  --------       --------
                                                                (Unaudited)     (Note 1)

                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $    697       $  1,697
  Accounts receivable, net                                          18,738         18,786
  Prepaid expenses and other current assets                          2,940          4,068
                                                                  --------       --------
    Total current assets                                            22,375         24,551

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                            1,279          1,446
GOODWILL, net                                                       11,531         11,531
INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS, net
                                                                     1,956            437
OTHER ASSETS                                                         1,062          2,387
                                                                  --------       --------
    Total assets                                                  $ 38,203       $ 40,352
                                                                  ========       ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                           $  3,799       $  5,767
  Current maturities of long-term debt                               2,043          2,585
  Accounts payable, accrued liabilities and bank overdrafts
                                                                    14,981         14,392
                                                                  --------       --------
    Total current liabilities                                       20,823         22,744

LONG-TERM DEBT, net of current maturities                           11,395         11,785
OTHER LONG-TERM LIABILITIES                                            233            240
                                                                  --------       --------
    Total liabilities                                               32,451         34,769
                                                                  --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                         --             --
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 7,688,027 shares issued at March 31, 2004 and
   December 31, 2003                                                     8              8
 Additional paid-in capital                                         12,883         12,883
 Treasury stock, 29,367 shares at cost                                (162)          (162)
 Accumulated deficit                                                (6,977)        (7,146)
                                                                  --------       --------
    Total stockholders' equity                                       5,752          5,583
                                                                  --------       --------
    Total liabilities and stockholders' equity                    $ 38,203       $ 40,352
                                                                  ========       ========


     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                          For the Three Months
                                                             Ended March 31,
                                                        -----------------------
                                                          2004           2003
                                                        --------       --------

Revenue                                                 $ 46,482       $ 40,307

Cost of revenue                                           37,884         33,043
                                                        --------       --------

  Gross profit                                             8,598          7,264
                                                        --------       --------

Costs and Expenses:

Selling, general, and administrative expenses              7,535          6,528
Depreciation and amortization                                221            217
Other (income), net                                          (11)        (1,101)
Interest expense                                             571            610
                                                        --------       --------

  Total Costs and Expenses                                 8,316          6,254
                                                        --------       --------

Income before provision for income taxes                     282          1,010

Provision for income taxes                                   113            404
                                                        --------       --------
  Net income                                            $    169       $    606
                                                        ========       ========

Net income per share:
  Basic                                                 $    .02       $    .08
                                                        ========       ========
  Diluted                                               $    .02       $    .07
                                                        ========       ========

Basic weighted average common shares outstanding           7,659          7,659
                                                        ========       ========

Diluted weighted average common shares outstanding         8,238          8,170
                                                        ========       ========


     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           For the Three Months
                                                                             Ended March 31,
                                                                           ----------------------
                                                                             2004          2003
                                                                           -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   169       $   606
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities -
    Non-cash extinguishment of debt                                             --        (1,034)
    Gain on disposal of equipment and leasehold improvements                    (2)          (34)
    Depreciation, amortization and deferred financing amortization             274           272
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                48        (1,092)
        Prepaid expenses and other current assets                            1,128          (143)
        Other assets                                                          (277)         (122)
      Increase (decrease) in -
        Accounts payable, accrued liabilities and bank overdrafts              589           829
        Other long-term liabilities                                             (7)           (8)
                                                                           -------       -------
          Net cash provided by (used in) operating activities                1,922          (726)
                                                                           -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                     3            36
  Additions to equipment and leasehold improvements                            (25)          (54)
                                                                           -------       -------
          Net cash used in investing activities                                (22)          (18)
                                                                           -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings                                                     (1,968)        1,575
  Repayments of long-term debt                                                (932)         (542)
                                                                           -------       -------
          Net cash (used in) provided by financing activities               (2,900)        1,033
                                                                           -------       -------

          Net (decrease) increase in cash and cash equivalents              (1,000)          289

CASH AND CASH EQUIVALENTS, beginning of period                               1,697         1,452
                                                                           -------       -------

CASH AND CASH EQUIVALENTS, end of period                                   $   697       $ 1,741
                                                                           =======       =======

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2003.


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

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock option plans. The Company's stock options have all been issued with their exercise price at market value at the date of grant. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income and net income per share is required under the provisions of SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2004 and 2003.

                                                For the Three Months Ended
                                                        March 31,
                                               -----------------------------
                                                  2004              2003
                                               ------------     -------------

         Weighted average fair value             $0.62            $0.52
         Risk-free interest rate                  4.00%            4.30%
         Volatility factor                          82%             101%
         Expected life                          7 years          7 years
         Dividend yield                            None             None

         The pro forma information regarding net income and net income per share is as follows (in thousands, except per share data)-

                                                       For the Three Months
                                                         Ended March 31,
                                                   -------------------------
                                                     2004           2003
                                                   ----------    -----------

         Net income, as reported                      $169           $606
         Stock-based employee compensation
           expense determined under fair value
           based method for all awards, net of
           related tax effects                         (4)            (2)
                                                   ----------    -----------
         Pro forma net income                         $165           $604
                                                   ==========    ===========

         Net income per share:
            Basic, as reported                         $.02          $.08
            Diluted, as reported                       $.02          $.07
            Basic, pro forma                           $.02          $.08
            Diluted, pro forma                         $.02          $.07


(3)      SHORT-TERM BORROWINGS:

         At March 31, 2004, short-term borrowings totaled $3,799,000 consisting of a line of credit balance of $3,543,000 and $256,000 of outstanding borrowings related to the insurance financing arrangements discussed below.

         As of June 27, 2002 CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (4.25% at March 31, 2004) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (3.34% at March 31, 2004). Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the three months ended March 31, 2004, the maximum borrowings outstanding under the Fleet Facility were $6,008,000 and the outstanding borrowings as of March 31, 2004 were $3,543,000. As of March 31, 2004, the Company had total cash on hand and borrowing availability of $3,246,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $6,515,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants as of March 31, 2004.

         Insurance Financing Agreements -
         In connection with the renewal of certain of the Company's insurance policies, CD&L entered into four agreements to arrange for the financing of annual insurance premiums. A total of $3,236,000 was financed through these arrangements. The interest rates range from 3.50% to 4.75% and the notes matured in March and April 2004. The related annual insurance premiums were paid to the various insurance companies at the beginning of each policy year. The outstanding debt of $256,000 at March 31, 2004 is included in short-term borrowings. The corresponding prepaid insurance has been recorded in prepaid expenses and other current assets.

 (4)     LONG-TERM DEBT:

         On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company is required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement. Although we were in compliance with our Senior Notes debt covenants at December 31, 2003, we were anticipating non-compliance with certain covenants in 2004 and beyond. Additionally, based on our cash flow projections, we would likely have been unable to pay the $9,000,000 balloon payment on the Senior Notes due to be paid in January 2006. Subsequently, on April 14, 2004, we restructured our senior debt and related covenants. The restructuring includes an agreement among us, our lenders and certain members of CD&L management and others which improves the Company's short-term liquidity and reduces interest expense. See Note 10 - Subsequent Events.


Long-term debt consists of the following (in thousands)   -

                                                                                       March 31,         December 31,
                                                                                        2004                2003
                                                                                 -------------------  ------------------

Senior Subordinated Notes, net of unamortized discount of $331 and $377,
    respectively.                                                                           $10,669             $10,623
Capital lease obligations due through October 2007 with interest at rates
    ranging from 6.5% to 11.5% and secured by the related property.                              75                  76
Seller-financed debt on acquisitions, payable in monthly installments through
    June 2007. Interest is payable at rates ranging between 7.0% and 11.0%.(a)                2,694               3,671
                                                                                 -------------------  ------------------

                                                                                             13,438              14,370
Less - Current maturities                                                                     (2,043)             (2,585)
                                                                                 -------------------  ------------------

                                                                                            $11,395             $11,785
                                                                                 ===================  ==================

(a) In April 2002, the Company renegotiated the repayment terms of certain seller-financed debt. Effective with the July 2002 payments, the individual notes convert into five-year term loans with principal and interest payments due monthly. The interest rate on seller-financed debt, as amended in 2002, is generally a floating interest rate with a floor of 7% and a ceiling of 9%. The one note not renegotiated in 2002 matured in March 2004 and was paid.


 (5)     GOODWILL, OTHER INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS:

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

         The majority of the purchase price of the Indiana acquisition on March 1, 2004, is included as an intangible asset in the March 31,2004 consolidated balance sheet. The purchase price allocation is preliminary, and will be finalized in the second quarter of 2004. (See
         Note 9).

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

         Deferred financing costs totaled $381,000 as of March 31, 2004 (net of accumulated amortization of $957,000). Amortization of deferred financing costs for the three months ended March 31, 2004 was $56,000 compared to the same amount for the same period last year. Amortization of deferred financing costs has been recorded as interest expense.


(6)      LITIGATION:

         The Company is, from time to time, a party to litigation arising in the normal course of its business, including claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $885,000 as of March 31, 2004 and December 31, 2003.

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


(7)      NET INCOME PER SHARE:

         Basic net income per share represents net income divided by the weighted average shares outstanding. Diluted net income per share represents net income divided by the weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive common shares.

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands)-

                                                Three Months Ended
                                                     March 31,
                                                 -----------------
                                                 2004       2003
                                                 -----      -----
            Basic weighted average common
              shares outstanding                 7,659      7,659
            Effect of dilutive securities:
                Stock options and warrants         579        511
                                                 -----      -----
            Diluted weighted average common
              Shares outstanding                 8,238      8,170
                                                 =====      =====

         The following potentially dilutive common shares were excluded from the computation of diluted net income per share because the exercise or conversion price was greater than the average market price of common shares (in thousands):

                                                   Three Months Ended
                                                        March 31,
                                                   ----------------
                                                    2004       2003
                                                   -----      -----
            Stock options and warrants             1,763      1,884
            Seller-financed convertible notes        227        431


(8)      RELATED PARTY TRANSACTIONS:

         Effective as of February 1, 2003, the Company has leased its former vehicle repair facility to a company whose principal is a shareholder and former executive of the Company. During the first three months ended March 31, 2004 and 2003, the Company has made payments for vehicle maintenance and repairs of $39,000 and $61,000, respectively. Additionally, the Company has recorded rental income from this company of $9,000 during the three months ended March 31, 2004 and $6,000 for the same period last year. Refer to the 2003 Form 10-K for additional discussion of related party transactions.


(9)      2004 ACQUISITION:

         On March 1, 2004, the Company consummated a transaction providing for the repurchase of certain Indiana-based assets and liabilities sold to First Choice in June 2001. The acquisition includes the release of certain non-compete agreements. Consideration for the repurchase includes cancellation of a certain note receivable owed by First Choice of approximately $1.6 million plus a three-year contingent earn-out based on future net revenue generated by the accounts repurchased. The majority of the purchase price of the Indiana acquisition on March 1, 2004, is included as an intangible asset in the March 31,2004 consolidated balance sheet. The purchase price allocation is preliminary, and will be finalized in the second quarter of 2004.

(10)     SUBSEQUENT EVENTS:

         At March 31, 2004, the Company was indebted to Paribas and Exeter (collectively "Paribas") in the sum of $11,000,000 pursuant to a subordinated note bearing interest at 12% per annum (see Senior Notes in Note 4). On April 14, 2004, an agreement was reached among the Company, Paribas and certain members of CD&L management and others ("Investors") as to the financial restructuring of the Senior Notes. Paribas agreed to convert a portion of its existing debt due from CD&L into equity and to modify the terms of its subordinated note if the Investors purchased a portion of the note and accepted similar modifications. The nature of the restructuring is as follows:

         (a) Paribas exchanged notes in the aggregate principal amount of $4.0 million for shares of the Series A Convertible Redeemable Preferred Stock of the Company, par value $.001 per share ("Preferred Stock") with a liquidation preference of $4.0 million. The Preferred Stock is convertible into an aggregate of approximately 4,000,000 shares of Common Stock, does not pay dividends (unless dividends are declared and paid on the Common Stock), and is redeemable by the Company for the liquidation value. The conversion price is equal to the market price of the Company's common stock on the date of the transaction (computed as the average closing price of the Company's shares for the five days prior to the closing). Holders of the Preferred Stock have the right to elect two directors.

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

         (d) The Company issued an additional $1.0 million of Series A Convertible Notes to the Investors for an additional payment of $1.0 million, the proceeds of which were used to reduce short-term debt, so that there is now $8.0 million of convertible notes outstanding.

         (e) The Investors, Paribas and the Company entered into a Stockholders Agreement and a Registration Rights Agreement pursuant to which the shares of the Company's common stock issuable upon conversion of the Preferred Stock and the Convertible Notes will be registered for resale with the Securities and Exchange Commission ("SEC").

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

         The Company cannot be compelled to redeem the Preferred Stock for cash at any time. As the interest on the Investor Notes and the new Paribas note increase over the term of the notes, the Company will record the associated interest expense on a straight-line basis, which will give rise to accrued interest over the early term of the notes.

         As a result of the debt restructuring described above, in the second quarter, the Company may take a charge for all, or a portion, of the $0.6 million balance of its original issue discount and deferred financing costs related to the original 1999 financing.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Disclosure Regarding Forward-Looking Statements

         The Company is provided a "safe harbor" for forward-looking statements contained in this report by the Private Securities Litigation Reform Act of 1995. The Company may discuss forward-looking information in this report such as its expectations for future performance, growth and acquisition strategies, liquidity and capital needs and its future prospects. Actual results may not necessarily develop as the Company anticipates due to many factors including, but not limited to the timing of certain transactions, unexpected expenses encountered, the effect of economic and market conditions, the impact of competition and the factors listed in the Company's 2003 Report on Form 10-K and other SEC filings. Because of these and other reasons, the Company's actual results may vary materially from management's current expectations.

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

         Insurance Reserves

         The Company retains certain insurance risk through various insurance policies. The Company's deductible for workers' compensation is $500,000 per loss ($350,000 prior to May 1, 2003). The deductible for employee health medical costs is $150,000 per loss ($125,000 prior to March 1, 2002). Effective July 1, 2003, automobile liability coverage is maintained for covered vehicles through a fully insured indemnity program with no deductible ($350,000 deductible prior to July 1, 2003). The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts.

         Income Taxes

         The Company files income tax returns in every jurisdiction in which it has reason to believe it is subject to tax. Historically, the Company has been subject to examination by various taxing jurisdictions. To date, none of these examinations have resulted in any material additional tax. Nonetheless, any tax jurisdiction may contend that a filing position claimed by the Company regarding one or more of its transactions are contrary to that jurisdiction's laws or regulations.

         Results of Operations

         Income and Expense as a Percentage of Revenue

                                                         For the Three Months
                                                           Ended March 31,
                                                        -------------------
                                                         2004         2003
                                                        ------       ------

          Revenue                                       100.0%       100.0%

          Gross profit                                   18.5%        18.0%

          Selling, general and
             administrative expenses                     16.2%        16.2%

          Depreciation and amortization                   0.5%         0.5%

          Other (income), net                              --          (2.7%)

          Interest expense                                1.2%         1.5%

          Income before provision for income taxes        0.6%         2.5%

          Net income                                      0.4%         1.5%

         Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

         Revenue for the three months ended March 31, 2004 increased by $6.2 million, or 15.3%, to $46.5 million from $40.3 million for the three months ended March 31, 2003. The increase is due to an increase in volume from new and existing customers. The revenue growth reflects the launch of our nationwide business development program and our ability to expand into new markets with our existing customer base.

         Cost of revenue increased by $4.9 million, or 14.7%, to $37.9 million for the three months ended March 31, 2004 from $33.0 million for the three months ended March 31, 2003. Cost of revenue for the three months ended March 31, 2004 represents 81.5% of revenues as compared to 82.0% for the same period in 2003. The decrease in cost of revenue as a percent of revenue is due primarily to insurance and all other net costs which improved by 170 basis points, partially offset by a 120 basis point increase in direct delivery costs.

         Selling, general and administrative expenses ("SG&A") increased by $1.0 million, or 15.0%, to $7.5 million for the three months ended March 31, 2004 from $6.5 million for the same period in 2003. The increase in SG&A is due primarily to a $0.5 million increase in wages, $0.3 million increase in facility costs, and all other net increases of $0.2 million. Stated as a percentage of revenue, SG&A was 16.2% as of March 31, 2004 and 2003.

         Depreciation and amortization of $0.2 million, or 0.5% of revenue, was the same as the same period in 2003.

         Other income, net, decreased by $1.1 million to $0.0 million for the three months ended March 31, 2004 from $1.1 million for the same period in 2003 for the reasons discussed below.

         On March 30, 2001, pursuant to an Asset Purchase Agreement dated as of March 7, 2001, Sureway Worldwide, LLC ("Sureway Worldwide"), a wholly owned subsidiary of Global Delivery Systems, LLC ("Global"), purchased certain assets from a subsidiary of CD&L. As part of the payment price for such assets, Sureway Worldwide issued to CD&L a promissory note in the original principal amount of $2,500,000 guaranteed by Global (the "Note Receivable"). Such note and the guaranty were subordinated to Sureway Worldwide's and Global's obligations to its secured lender. No payments had been made to CD&L on the Note Receivable since issuance. CD&L wrote off the entire amount of the Note Receivable on December 31, 2001 based on management's determination that the note would not be collected.

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

         On February 28, 2003, the Company completed a series of related transactions with GMV Express, Inc. ("GMV"), Gold (a principal of GMV) and his affiliates, and Global and its subsidiary, Sureway Worldwide. The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold is that the Company assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that the Company is now relieved of its $1,034,000 liability for the CDL/Gold Note and the Company has no further rights to the Note Receivable. In addition, the Company received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, the Company recorded a gain of $1,034,000 during the three month period ended March 31, 2003, included within other income, net.

         As a result of the factors discussed above, income before provision for income taxes decreased by $0.7 million to $0.3 million, for the three months ended March 31, 2004, as compared to the same period in 2003.

         Interest expense of $0.6 million was approximately the same as the expense for the same period last year.

         Provision for income taxes decreased by $0.3 million to $0.1 million for the three months ended March 31, 2004, as compared to $0.4 million for the same period in 2003. This was due to the decrease in income before provision for income taxes discussed above. The effective rate for both periods was 40.0%.

         Net income decreased by $0.4 million to net income of $0.2 million for the three months ended March 31, 2004 as compared to net income of $0.6 million for the same period in 2003. This was due to the factors discussed above.


         Liquidity and Capital Resources

         2004 Restructuring of Senior Notes Debt

         At March 31, 2004, the Company was indebted to Paribas and Exeter (collectively "Paribas") in the sum of $11,000,000 pursuant to a subordinated note bearing interest at 12% per annum (see Senior Notes in Note 4). On April 14, 2004, an agreement was reached among the Company, Paribas and certain members of CD&L management and others ("Investors") as to the financial restructuring of the Senior Notes. We believe the restructuring materially improves the Company's liquidity position. Paribas agreed to convert a portion of its existing debt due from CD&L into equity and to modify the terms of its subordinated note if the Investors purchased a portion of the note and accepted similar modifications. See Notes to Consolidated Financial Statements Note 10 - Subsequent Events for further discussion of the restructuring arrangement.

         The following table summarizes our proforma contractual and commercial obligations as of December 31, 2003, after adjusting for the April 14, 2004 restructuring:



Contractual Obligations                                         Payments Due By Period
(in thousands)                        ---------------------------------------------------------------------------------
                                      2004         2005          2006           2007        2008-Thereafter       Total
                                      ----         ----          ----           ----        ---------------       -----

Long-term debt                       $ 1,514      $   760      $   813         $   580         $  8,000        $11,667

Capital leases                       $    72      $     2      $     2         $     1         $     --        $    77

Operating leases (Primarily for      $ 3,615      $ 3,031      $ 2,280         $ 1,228         $    660        $10,814
facilities)



         The Company's working capital decreased by $255,000 from $1,807,000 as of December 31, 2003 to $1,552,000 as of March 31, 2004. The decrease is primarily a result of cash used in operating activities. Cash and cash equivalents decreased by $1,000,000 to $697,000 as of March 31, 2004. Cash of $1,922,000 was provided by operations, while $22,000 was used in net investing activities and $2,900,000 was used in net financing activities.

         As of June 27, 2002 CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (4.25% at March 31, 2004) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (3.34% at March 31, 2004). Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the three months ended March 31, 2004, the maximum borrowings outstanding under the Fleet Facility were approximately $6,008,000 and the outstanding borrowings as of March 31, 2004 were approximately $3,543,000. As of March 31, 2004, the Company had total cash on hand and borrowing availability of $3,246,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $6,515,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants as of March 31, 2004.

         Self-Insurance -

         The Company's risk of incurring uninsured losses has increased in 2004 as a result of increased deductibles retained by the Company in order to reduce premiums in conjunction with the renewal of certain insurance policies in 2004. There can be no assurances that the Company's risk management policies and procedures will minimize future uninsured losses or that a material increase in frequency or severity of uninsured losses will not occur and adversely impact the Company's future consolidated financial results.

         The Company has an accumulated deficit of ($6,977,000) as of March 31, 2004. There can be no assurances that the Company's lenders will agree to waive future covenant violations, if any, continue to renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to the effect of changing interest rates. At March 31, 2004, the Company's debt consisted of approximately $11.3 million (excluding unamortized discount of $.3 million) of fixed rate debt with a weighted average interest rate of 11.7 % and $6.2 million variable rate debt with a weighted average interest rate of 5.4%. The variable rate debt consists of seller-financed notes with an interest rate of prime plus 200 basis points with a minimum rate of 7.0% and maximum rate of 9.0% and borrowings from the revolving line of credit debt. If interest rates on variable rate debt were to increase by 54 basis points (one-tenth of the rate at March 31, 2004), the net impact to the Company's results of operations and cash flows for the three month period ended March 31, 2004 would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $8,000. Maximum borrowings of revolving line of credit debt during the three months ended March 31, 2004 were $6.0 million.

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

                           Part II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         31.1     Section 302 Certification of Albert W. Van Ness, Jr.

         31.2     Section 302 Certification of Russell J. Reardon

         32.1     Certification of Albert W. Van Ness, Jr. Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Russell J. Reardon Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         The following current reports on Form 8-K were filed during the first quarter of 2004.

         o Report on Form 8-K filed on April 19, 2004 concerning the press release announcing 2003 fiscal year earnings.

         o Report on Form 8-K filed on April 19, 2004 announcing the debt restructuring.

         o Report on Form 8-K filed on March 16, 2004 concerning the Acquisition of the Indianapolis business.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated: May 19, 2004                                 CD&L, INC.




                                                  By:  \s\ Russell J. Reardon
                                                       ----------------------
                                                         Russell J. Reardon
                                                         Vice President and
                                                         Chief Financial Officer