Form 10-Q
period 2004-06-30
CD&L INC
filed 2004-08-16
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q


(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004 or

   [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from_______________ to____________


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No___
                                             ---

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No X
                                                                            ---

         The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of August 13, 2004 was 7,658,660.

                                   CD&L, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

                                      INDEX

                                                                                             PAGE
                                                                                             ----

PART I - Financial Information

         ITEM 1 - Financial Statements

              CD&L, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited)
                           and December 31, 2003                                                 3
                  Condensed Consolidated Statements of Operations for the Three and Six
                           Months Ended June 30, 2004 and 2003 (unaudited)                       4
                  Condensed Consolidated Statements of Cash Flows for the Six
                           Months Ended June 30, 2004 and 2003 (unaudited)                       5
                  Notes to Condensed Consolidated Financial Statements                           6

         ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results
                               of Operations                                                    11

         ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk                    17

         ITEM 4 - Controls and Procedures                                                       17

PART II - Other Information

         ITEM 6 - Exhibits and Reports on Form 8-K                                              18

SIGNATURE                                                                                       19

CERTIFICATIONS                                                                                  20



                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                     June 30, 2004       December 31, 2003
                                                                   -----------------    ------------------
                                                                     (Unaudited)             (Note 1)

                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $2,298              $1,697
  Accounts receivable, net                                                  19,603              18,786
  Prepaid expenses and other current assets                                  1,993               4,068
                                                                   -----------------    ------------------
    Total current assets                                                    23,894              24,551

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                    1,300               1,446
GOODWILL                                                                    11,531              11,531
INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS, net                          1,845                 437
OTHER ASSETS                                                                 1,110               2,387
                                                                   -----------------    ------------------
    Total assets                                                           $39,680             $40,352
                                                                   =================    ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                     $5,220              $5,767
  Current maturities of long-term debt                                         471               2,585
  Accounts payable, accrued liabilities and bank overdrafts                 14,092              14,392
                                                                   -----------------    ------------------
    Total current liabilities                                               19,783              22,744

LONG-TERM DEBT, net of current maturities                                   10,070              11,785
OTHER LONG-TERM LIABILITIES                                                    222                 240
                                                                   -----------------    ------------------
    Total liabilities                                                       30,075              34,769
                                                                   -----------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; 393,701 shares issued and outstanding                         4,000                   -
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 7,688,027 shares issued at June 30, 2004 and
   December 31, 2003                                                             8                   8
 Additional paid-in capital                                                 12,728              12,883
 Treasury stock, 29,367 shares at cost                                        (162)               (162)
 Accumulated deficit                                                        (6,969)             (7,146)
                                                                   -----------------    ------------------
    Total stockholders' equity                                               9,605               5,583
                                                                   -----------------    ------------------
    Total liabilities and stockholders' equity                             $39,680             $40,352
                                                                   =================    ==================

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    For the Three Months Ended              For the Six Months Ended
                                                            June 30,                               June 30,
                                                  --------------------------------    --------------------------------
                                                       2004              2003             2004              2003
                                                  ---------------    -------------    -------------    ---------------

     Revenue                                         $49,257            $40,887          $95,739          $81,194

     Cost of revenue                                  39,894             33,149           77,779           66,192
                                                  ---------------    -------------    -------------    ---------------

       Gross profit                                    9,363              7,738           17,960           15,002
                                                  ---------------    -------------    -------------    ---------------

     Costs and Expenses:

     Selling, general and
        administrative expenses                        8,000              6,607           15,535           13,135
     Depreciation and amortization                       274                189              494              406
     Other expense (income), net                         623                (65)             612           (1,166)
     Interest expense                                    453                637            1,024            1,247
                                                  ---------------    -------------    -------------    ---------------

     Total Costs and Expenses                          9,350              7,368           17,665           13,622
                                                  ---------------    -------------    -------------    ---------------

     Income before provision for income taxes             13                370              295            1,380

     Provision for income taxes                            5                148              118              552

                                                  ---------------    -------------    -------------    ---------------
       Net income                                         $8               $222             $177             $828
                                                  ===============    =============    =============    ===============

     Net income per share:
       Basic                                            $.00               $.03             $.02             $.11
                                                  ===============    =============    =============    ===============
       Diluted                                          $.00               $.03             $.01             $.10
                                                  ===============    =============    =============    ===============

     Basic weighted average common
        shares outstanding                             7,659              7,659            7,659            7,659
                                                  ===============    =============    =============    ===============
     Diluted weighted average common
        shares outstanding                            12,570              8,165           10,404            8,167
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

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 For the Six Months Ended
                                                                                        June 30,
                                                                              -----------------------------
                                                                                  2004              2003
                                                                              -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $177              $828
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities -
    Non-cash extinguishment of debt                                                     -            (1,034)
    Gain on disposal of equipment and leasehold improvement                            (6)              (62)
    Depreciation, amortization and deferred financing amortization                    621               517
    Deferred financing charge/OID write-off                                           628                 -
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                     (817)             (753)
        Prepaid expenses and other current assets                                   2,075              (609)
        Other assets                                                                 (350)             (221)
      (Decrease) increase in -
        Accounts payable, accrued liabilities and bank overdrafts                    (300)              (66)
        Other long-term liabilities                                                   (18)               47
                                                                              --------------    --------------
          Net cash provided by (used in) operating activities                       2,010            (1,353)
                                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                            3                68
  Additions to equipment and leasehold improvements                                  (211)             (153)
                                                                              --------------    --------------
          Net cash used in investing activities                                      (208)              (85)
                                                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments of) proceeds from short-term borrowings                                (547)            3,099
  Repayments of long-term debt                                                     (1,205)           (1,111)
  Proceeds from long-term debt                                                      1,000                 -
  Deferred financing costs                                                           (449)                -
                                                                              --------------    --------------
          Net cash (used in) provided by financing activities                      (1,201)            1,988
                                                                              --------------    --------------

          Net increase in cash and cash equivalents                                   601               550

CASH AND CASH EQUIVALENTS, beginning of period                                      1,697             1,452
                                                                              --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                                           $2,298            $2,002
                                                                              ==============    ==============

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2003.

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

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The Company's stock options have all been issued with their exercise price at market value at the date of grant. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income and net income per share is required under the provisions of SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended June 30, 2004 and 2003:


                                             For the Three Months Ended          For the Six Months Ended
                                                      June 30,                           June 30,
                                            -----------------------------      -----------------------------
                                               2004              2003             2004             2003
                                            ------------     -------------     ------------     ------------

         Weighted average fair value           $1.00            $0.36             $0.95            $0.35
         Risk-free interest rate                4.00%            4.30%             4.00%            4.30%
         Volatility factor                       140%              86%              115%              68%
         Expected life                        7 years          7 years           7 years          7 years
         Dividend yield                         None             None              None             None

         The pro forma information regarding net income and net income per share is as follows (in thousands, except per share data)-

                                                    For the Three Months Ended          For the Six Months Ended
                                                             June 30,                           June 30,
                                                   -----------------------------      -----------------------------
                                                      2004              2003             2004             2003
                                                   ------------     -------------     ------------     ------------

         Net income, as reported                           $8             $222              $177           $828
         Stock-based employee compensation
           expense determined under fair value
           based method for all awards, net of
           related tax effects                           (330)              (1)             (334)             1
                                                   ------------     -------------     ------------     ------------
         Pro forma net (loss) income                    ($322)            $221             ($157)          $829
                                                   ============     =============     ============     ============

         Net income (loss) per share:
            Basic, as reported                            $.00             $.03              $.02          $.11
            Diluted, as reported                          $.00             $.03              $.01          $.10
            Basic, pro forma                             ($.04)            $.03             ($.02)         $.11
            Diluted, pro forma                           ($.04)            $.03             ($.02)         $.10

(3)      SHORT-TERM BORROWINGS:

         As of June 27, 2002, CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (4.25% at June 30, 2004) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (3.62% at June 30, 2004). Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the six months ended June 30, 2004, the maximum borrowings outstanding under the Fleet Facility were $6,482,000 and the outstanding borrowings as of June 30, 2004 were $5,220,000. As of June 30, 2004, the Company had total cash on hand and borrowing availability of $4,574,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $6,515,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants, as amended, as of June 30, 2004.

         Insurance Financing Agreements -

         In connection with the renewal of certain of the Company's insurance policies, CD&L entered into four agreements to arrange for the financing of annual insurance premiums. A total of $3,236,000 was financed through these arrangements. The interest rates ranged from 3.50% to 4.75% and the notes matured in March and April 2004. The related annual insurance premiums were paid to the various insurance companies at the beginning of each policy year. There was no outstanding debt related to the insurance financing arrangement as of June 30, 2004.

4) LONG-TERM DEBT:

   On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company was required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement.

   At March 31, 2004, the Company owed $11.0 million on the Senior Notes. On April 14, 2004, an agreement was reached among the Company, Paribas and Exeter (collectively "Paribas") and certain members of CD&L management and others ("Investors") as to the financial restructuring of the Senior Notes. Paribas agreed to convert a portion of its existing debt due from CD&L into equity and to modify the terms of its subordinated note if the Investors purchased a portion of the note and accepted similar modifications. The nature of the restructuring is as follows:

    (a) Paribas exchanged notes in the aggregate principal amount of $4.0 million for shares of the Series A Convertible Redeemable Preferred Stock of the Company, par value $.001 per share ("Preferred Stock") with a liquidation preference of $4.0 million. The Preferred Stock is convertible into 3,937,008 shares of Common Stock, does not pay dividends (unless dividends are declared and paid on the Common Stock) and is redeemable by the Company for the liquidation value. The conversion price is $1.016 per share which was equal to the market price of the Company's common stock on the date of the transaction. Holders of the Preferred Stock have the right to elect two directors.

    (b) Paribas and the Company amended the terms of the $7.0 million balance of the Notes, and then exchanged the original notes for the amended and restated notes, which consist of two series of convertible notes, the Series A Convertible Subordinated Notes (the "Series A Convertible Notes") in the principal amount of $3.0 million and the Series B Convertible Subordinated Notes ("Series B Convertible Notes") in the principal amount of $4.0 million (collectively, the "Convertible Notes"). The Loan Agreement was amended and restated to reflect the terms of the substituted Series A Convertible Notes and the Series B Convertible Notes, including the elimination of most financial covenants. Principal is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years and 12% for the final three years of the term and will be paid quarterly. The terms of the two series of Convertible Notes are identical except for the conversion price ($1.016 for the Series A Convertible Notes, the average closing price for the Company's shares for the 5 days prior to the closing and $2.032 for the Series B Convertible Notes).

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

   As a result of the debt restructuring described above, the Company has taken a charge of $0.6 million recorded in other expense in the second quarter of 2004, representing the unamortized balance of the original issue discount and deferred financing costs related to the original private placement.

   Costs incurred relative to the aforementioned transactions amounted to approximately $463,000. Of this amount, $308,000 has been accounted for as deferred financing costs and is being amortized over the term of the new financing agreements. The remaining $155,000 has been accounted for as a reduction in paid-in capital. These amounts have been allocated based on the proportion of debt to equity raised in the aforementioned transactions.

   Long-term debt consists of the following (in thousands) -

                                                                  JUNE 30,         DECEMBER 31,
                                                                    2004               2003
                                                              ----------------   -----------------

Senior Subordinated Notes, net of unamortized
    discount of $0 and $377, respectively.                                 $0             $10,623
Series A Convertible Subordinated Notes                                 4,000                   -
Series B Convertible Subordinated Notes                                 4,000                   -
Capital lease obligations due through October 2007 with
    interest at rates ranging from 6.5% to 11.5% and secured
    by the related property.                                                6                  76
Seller-financed debt on acquisitions, payable in monthly
    installments through June 2007. Interest is payable at
    rates ranging between 7.0% and 11.0%.                               2,535               3,671
                                                              ----------------   -----------------
                                                                       10,541              14,370

Less - Current maturities                                                (471)             (2,585)
                                                              ----------------   -----------------
                                                                      $10,070             $11,785
                                                              ================   =================

(5) GOODWILL, OTHER INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS:

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This Statement required that goodwill no longer be amortized over its estimated useful life but tested for impairment on an annual basis. As required by SFAS 142, annual impairment tests were completed at the end of fiscal 2003 and 2002 and the Company determined that there was no impairment.

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

     The majority of the purchase price of the Indiana acquisition on March 1, 2004 is related to the value of the customer list and is included as an intangible asset in the June 30, 2004 consolidated balance sheet. This asset is being amortized over 5 years. (See Note 8)

     The costs incurred to obtain financing, including all related fees, are included in intangible assets and deferred financing costs in the accompanying consolidated balance sheets and are amortized as interest expense over the life of the related financing, from 3 - 7 years. Such costs are amortized over the term of the related debt agreements using the straight line method, which approximates that of the effective interest method.

     Deferred financing costs totaled $500,000 as of June 30, 2004 (net of accumulated amortization of $114,000). Amortization of deferred financing costs for the six months ended June 30, 2004 was $65,000 compared to $112,000 for the same period last year. Amortization of deferred financing costs is recorded as interest expense. During the quarter ended June 30, 2004, $628,000 of deferred financing costs was written off in connection with the refinancing of the Senior Notes. (See Note 4)

(6)  LITIGATION:

     The Company is, from time to time, a party to litigation arising in the normal course of its business, including claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $885,000 as of June 30, 2004 and December 31, 2003.

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

     A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands)-


                                                                   THREE MONTHS                   SIX MONTHS
                                                                      ENDED                          ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                             -------------------------     --------------------------
                                                                 2004           2003           2004           2003
                                                             ------------    ---------     ------------    ----------
     Basic weighted average
      common shares outstanding                                  7,659          7,659          7,659          7,659
     Effect of dilutive securities:
         Stock options and warrants                                974            506            777            508
         Convertible preferred stock                             3,937              -          1,968              -
                                                             ------------    ---------     ------------    ----------

     Diluted weighted average common shares
       Outstanding                                              12,570          8,165         10,404          8,167
                                                             ============    =========     ============    ==========

     The following potentially dilutive common shares were excluded from the computation of diluted net income per share because the exercise or conversion price was greater than the average market price of common shares (in thousands):

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                 -------------------------------    -----------------------------
                                                     2004              2003            2004             2003
                                                 --------------     ------------    ------------     ------------
     Stock options and warrants                         1,760             1,939          1,762            1,907
     Seller financed convertible notes                    213               431            220              431
     Subordinated convertible debentures                5,905                 -          2,953                -


(8)  2004 ACQUISITION:

     On March 1, 2004, the Company consummated a transaction providing for the repurchase of certain Indiana-based assets and liabilities sold to First Choice in June 2001. The acquisition included the release of certain non-compete agreements. Consideration for the repurchase included cancellation of a certain note receivable owed by First Choice of approximately $1.6 million plus a three-year contingent earn-out based on future net revenue generated by the accounts repurchased. The majority of the purchase price of the Indiana acquisition on March 1, 2004 is related to the value of the customer list and is included as an intangible asset in the June 30, 2004 consolidated balance sheet. This asset is being amortized over 5 years.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     The Company is provided a "safe harbor" for forward-looking statements contained in this report by the Private Securities Litigation Reform Act of 1995. The Company may discuss forward-looking information in this report such as its expectations for future performance, growth and acquisition strategies, liquidity and capital needs and its future prospects. Actual results may not necessarily develop as the Company anticipates due to many factors including, but not limited to, the timing of certain transactions, unexpected expenses encountered, the effect of economic and market conditions, the impact of competition and the factors listed in the Company's 2003 Report on Form 10-K and other SEC filings. Because of these and other reasons, the Company's actual results may vary materially from management's current expectations.

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

     GOODWILL

     The value of the Company's goodwill is significant relative to total assets and stockholders' equity. The Company reviews goodwill for impairment on at least an annual basis using several fair-value based tests, which include, among others, a discounted cash flow and terminal value computation. The discounted cash flow and terminal value computation is based on management's estimates of future operations. Changes in business conditions could materially impact management's estimates of future operations and this could result in an impairment of goodwill. Such impairment, if any, could have a significant impact on the Company's consolidated operations and financial condition. Examples of changes in business conditions include, but are not limited to, bankruptcy or loss of a significant customer, a significant adverse change in regulatory factors, a loss of key personnel, increased levels of competition from companies with greater financial resources than the Company and margin erosion caused by the Company's inability to increase prices to its customers at the same rate that its costs increase.

     INSURANCE RESERVES

     The Company retains certain insurance risk through various insurance policies. The Company's deductible for workers' compensation is $500,000 per loss. The deductible for employee health medical costs is $150,000 per loss. Effective July 1, 2003, automobile liability coverage is maintained for covered vehicles through a fully-insured indemnity program with no deductible. The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts.

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

     RESULTS OF OPERATIONS

     INCOME AND EXPENSE AS A PERCENTAGE OF REVENUE

                                               For the Three Months Ended           For the Six Months Ended
                                                        June 30,                            June 30,
                                           ----------------------------------    -------------------------------
                                                2004               2003              2004             2003
                                           ----------------    --------------    -------------    --------------

     Revenue                                    100.0%              100.0%           100.0%           100.0%

     Gross profit                                19.0%               18.9%            18.8%            18.5%

     Selling, general and
        administrative expenses                  16.2%               16.2%            16.2%            16.2%

     Depreciation and amortization                0.6%                0.5%             0.5%             0.5%

     Other expense (income), net                  1.3%               (0.2%)            0.6%            (1.4%)

     Interest expense                             0.9%                1.6%             1.1%             1.5%

     Income before provision for income
       taxes                                      0.0%                0.9%             0.3%             1.7%

     Net income                                   0.0%                0.5%             0.2%             1.0%


     SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
     2003

     Revenue for the six months ended June 30, 2004 increased by $14.5 million, or 17.9%, to $95.7 million from $81.2 million for the six months ended June 30, 2003. The increase was due to new customers as well as a higher volume of business from existing customers. The revenue growth reflects the launch of our nationwide business development program and our ability to expand into new markets with our existing customer base.

     Cost of revenue increased by $11.6 million, or 17.5%, to $77.8 million for the six months ended June 30, 2004 from $66.2 million for the six months ended June 30, 2003. Cost of revenue for the six months ended June 30, 2004 represented 81.2% of revenues as compared to 81.5% for the same period in 2003. The decrease in cost of revenue as a percent of revenue was due primarily to insurance and claims expense which improved by 100 basis points, partially offset by a 70 basis point increase in all other direct delivery costs.

     Selling, general and administrative expenses ("SG&A") increased by $2.4 million, or 18.3%, to $15.5 million for the six months ended June 30, 2004 from $13.1 million for the same period in 2003. The increase in SG&A was primarily due to a $1.0 million increase in compensation expense as a result of new hires and higher incentive compensation. All other increases including rent, travel and entertainment, bad debt and computer related costs totaled $1.4 million, net of $0.3 million savings in insurance. As a percentage of revenue, SG&A remained unchanged at 16.2% for the six months ended June 30, 2004 and 2003.

     Depreciation and amortization increased by $0.1 million to $0.5 million or 21.7% of revenue for the six months ended June 30, 2004 from $0.4 million for the same period in 2003.

     Other expense, net, increased by $1.8 million to $0.6 million for the six months ended June 30, 2004 from other income, net, of $ 1.2 million for the same period in 2003. The 2004 year to date expense of $0.6 million was due to the write-off of deferred financing costs and original issue discount related to the original Senior Debt which was restructured on April 14, 2004. The Company recorded a gain included in other income, net, of $1.3 million during the first quarter of 2003 as a result of the exchange of the Sureway note receivable. Refer to the 2003 Form 10-K for further discussion.

     Interest expense decreased by $0.2 million to $1.0 million for the six months ended June 30, 2004 from $1.2 million for the same period in 2003. This was due to the debt restructuring. (See Note - 4)

     As a result of the factors discussed above, income before provision for income taxes decreased by $1.1 million to $0.3 million for the six months ended June 30, 2004 from $1.4 million for the six months ended June 30, 2003.

     Provision for income taxes decreased by $0.5 million to $0.1 million for the six months ended June 30, 2004 as compared to $0.6 million for the same period in 2003. This was due to the drop in income before provision for income taxes discussed above. The effective tax rate for both periods was 40%.

     Net income declined by $0.6 million to $0.2 million for the six months ended June 30, 2004 as compared to $0.8 million for the same period in 2003. This was due to the factors discussed above.

     THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

     Revenue for the three months ended June 30, 2004 increased by $8.4 million, or 20.5%, to $49.3 million from $40.9 million for the three months ended June 30, 2003. The increase was due to an increase in volume from new and existing customers. The revenue growth reflected the launch of the Company's nationwide business development program and its ability to expand into new markets with its existing customer base.

     Cost of revenue increased by $6.8 million, or 20.3%, to $39.9 million for the three months ended June 30, 2004 from $33.1 million for the three months ended June 30, 2003. Cost of revenue for the three months ended June 30, 2004 represented 81.0% of revenue as compared to 81.1% for the same period in 2003. The decrease in cost of revenue as a percent of revenue was due primarily to insurance and claims costs which improved by 90 basis points, partially offset by a 100 basis point increase in all other direct delivery costs.

     SG&A increased by $1.4 million, or 21.1%, to $8.0 million for the three months ended June 30, 2004 from $6.6 million for the same period in 2003. The increase in SG&A was primarily due to a $0.6 million increase in compensation expense as a result of new hires and higher incentive compensation. All other increases including rent, travel and entertainment, bad debt and computer related costs totaled $1.0 million, net of $0.2 million savings in insurance. Stated as a percentage of revenue, SG&A remained unchanged at 16.2% for the three months ended June 30, 2004 and 2003.

     Depreciation and amortization increased by $0.1 million, or 45.0%, to $0.3 million for the three months ended June 30, 2004 from $0.2 million for the same period in 2003.

     Other expense, net, increased by $0.7 million to $0.6 million for the three months ended June 30, 2004 from the other income, net, of $.1 million for the same period in 2003. The expense of $0.6 million was due to the write-off of deferred financing costs and original issue discount related to the original Senior Debt which was restructured on April 14, 2004. (See
     Note 4)

     Interest expense decreased by $0.1 million to $0.5 million for the three months ended June 30, 2004 as compared to $0.6 million for the same period last year.

     As a result of the factors discussed above, income before provision for income taxes decreased by $0.4 million to $0.0 million, for the three months ended June 30, 2004, as compared to the same period in 2003.

     Provision for income taxes decreased by $0.1 million to $0.0 million for the three months ended June 30, 2004, as compared to $0.1 million for the same period in 2003. This was due to the decrease in income before provision for income taxes discussed above. The effective rate for both periods was 40.0%.

     Net income decreased by $0.2 million to net income of $0.0 million for the three months ended June 30, 2004 as compared to net income of $0.2 million for the same period in 2003. This was due to the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     2004 RESTRUCTURING OF SENIOR NOTES DEBT

     At March 31, 2004, the Company was indebted to Paribas in the sum of $11,000,000 pursuant to a subordinated note bearing interest at 12% per annum (see Senior Notes in Note 4). On April 14, 2004, an agreement was reached among the Company, Paribas and certain members of CD&L management and others ("Investors") as to the financial restructuring of the Senior Notes. Paribas agreed to convert a portion of its existing debt due from CD&L into equity and to modify the terms of its subordinated note if the Investors purchased a portion of the note and accepted similar modifications.

     The following table summarizes the Company's long-term debt obligations as of June 30, 2004:



                                                      LONG-TERM DEBT PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                  ---------------------------------------------------------------------------------------
                                      2004            2005          2006        2007     2008-THEREAFTER      TOTAL
                                      ----            ----          ----        ----     ---------------      -----


     Long-term debt                    $231            $486         $520         $526         $8,772          $10,535


     Capital leases                      $2              $2           $2           $-             $-               $6
      Operating leases -
    (Primarily for facilities)       $3,615          $3,031       $2,280       $1,228           $660          $10,814


     The Company's working capital increased by $2,304,000 from $1,807,000 as of December 31, 2003 to $4,111,000 as of June 30, 2004. Cash and cash equivalents increased by $601,000 to $2,298,000 as of June 30, 2004. Cash of $2,010,000 was provided by operations, while $208,000 was used by net investing activities and $1,201,000 was used in net financing activities. Capital expenditures amounted to $211,000 and $153,000 for the six months ended June 30, 2004 and 2003, respectively.

     As of June 27, 2002, CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility replaced a revolving credit facility with First Union Commercial Corporation established in July 1997. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (4.25% at June 30, 2004) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (3.62% at June 30, 2004). Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the six months ended June 30, 2004, the maximum borrowings outstanding under the Fleet Facility were approximately $6,482,000 and the outstanding borrowings as of June 30, 2004 were approximately $5,220,000. As of June 30, 2004, the Company had total cash on hand and borrowing availability of $4,574,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $6,515,000 and minimum availability requirements.

     Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants, as amended, as of June 30, 2004.

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

     The Company has an accumulated deficit of ($6,969,000) as of June 30, 2004. There can be no assurances that the Company's lenders will agree to waive any future covenant violations, if any, continue to renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the effect of changing interest rates. At June 30, 2004, the Company's debt consisted of approximately $8.0 million of fixed rate debt with a weighted average interest rate of 9.0% and $7.8 million of variable rate debt with a weighted average interest rate of 5.2%. The variable rate debt consists of seller-financed notes with an interest rate of prime plus 200 basis points with a minimum rate of 7.0% and maximum rate of 9.0% and borrowings of revolving line of credit debt. If interest rates on variable rate debt were to increase by 52 basis points (one-tenth of the rate at June 30, 2004), the net impact to the Company's results of operations and cash flows for the six month period ended June 30, 2004 would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $20,000. Maximum borrowings of revolving line of credit debt during the six months ended June 30, 2004 were $6.5 million.

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

                32.2   Certification of Russell J. Reardon Pursuant to 18 U.S.C.
                       Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)    Reports on Form 8-K

                The following current reports on Form 8-K were filed during the second quarter of 2004.

                    o Report on Form 8-K filed on April 15, 2004 concerning the April 15, 2004 press release announcing fiscal year 2003 earnings.
                    o Report on Form 8-K filed on April 16, 2004, concerning the April 16, 2004 press release announcing the debt restructuring.
                    o Report on Form 8-K filed on May 24, 2004 concerning the May 20, 2004 press release announcing first quarter earnings for the 2004 fiscal year.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 16, 2004                             CD&L, INC.




                                               By: \s\ Russell J. Reardon
                                                   ----------------------
                                                   Russell J. Reardon
                                                   Vice President and
                                                   Chief Financial Officer