Form 10-Q
period 2004-09-30
CD&L INC
filed 2004-11-15
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

                                       or

    [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from________to________

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes[X] No[ ]

        The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of November 12, 2004 was 7,658,660.

                                   CD&L, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I - Financial Information

         ITEM 1 - Financial Statements

            CD&L, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited)
                   and December 31, 2003                                                           3
                  Condensed Consolidated Statements of Income for the Three and Nine
                   Months Ended September 30, 2004 and 2003 (unaudited)                            4
                  Condensed Consolidated Statements of Cash Flows for the Nine
                   Months Ended September 30, 2004 and 2003 (unaudited)                            5
                  Notes to Condensed Consolidated Financial Statements                             6

         ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                  11

         ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk                      17

         ITEM 4 - Controls and Procedures                                                         17

PART II - Other Information

         ITEM 6 - Exhibits and Reports on Form 8-K                                                18

SIGNATURE                                                                                         19

CERTIFICATIONS                                                                                    20

                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                    September 30,    December 31,
                                                                         2004            2003
                                                                    -------------   -------------
                                                                     (Unaudited)       (Note 1)
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $       1,217   $       1,697
  Accounts receivable, net                                                 20,610          18,786
  Prepaid expenses and other current assets                                 2,873           4,068
                                                                    -------------   -------------
    Total current assets                                                   24,700          24,551

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                   1,278           1,446
GOODWILL                                                                   11,531          11,531
OTHER INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS, net                   1,810             437
OTHER ASSETS                                                                1,148           2,387
                                                                    -------------   -------------
    Total assets                                                    $      40,467   $      40,352
                                                                    =============   =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                             $       6,863   $       5,767
  Current maturities of long-term debt                                        479           2,585
  Accounts payable and accrued liabilities                                 12,878          14,392
                                                                    -------------   -------------
    Total current liabilities                                              20,220          22,744

LONG-TERM DEBT, net of current maturities                                   9,937          11,785
OTHER LONG-TERM LIABILITIES                                                   211             240
                                                                    -------------   -------------
    Total liabilities                                                      30,368          34,769
                                                                    -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 2,000,000 shares authorized;
   393,701 shares issued and outstanding at September 30, 2004              4,000               -
  Common stock, $.001 par value; 30,000,000 shares authorized;
   7,688,027 shares issued                                                      8               8
  Additional paid-in capital                                               12,729          12,883
  Treasury stock, 29,367 shares at cost                                      (162)           (162)
  Accumulated deficit                                                      (6,476)         (7,146)
                                                                    -------------   -------------
    Total stockholders' equity                                             10,099           5,583
                                                                    -------------   -------------
    Total liabilities and stockholders' equity                      $      40,467   $      40,352
                                                                    =============   =============

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       For the Three Months      For the Nine Months
                                                               Ended                    Ended
                                                            September 30,            September 30,
                                                     -----------------------   -----------------------
                                                        2004         2003         2004         2003
                                                     ----------   ----------   ----------   ----------
Revenue                                              $   49,705   $   40,846   $  145,444   $  122,040

Cost of revenue                                          40,338       32,549      118,116       98,741
                                                     ----------   ----------   ----------   ----------
  Gross profit                                            9,367        8,297       27,328       23,299
                                                     ----------   ----------   ----------   ----------
Costs and Expenses:

Selling, general and administrative expenses              7,863        7,042       23,397       20,177
Depreciation and amortization                               272          171          767          577
Other (income) expense, net                                 (11)        (285)         601       (1,451)
Interest expense                                            423          633        1,447        1,880
                                                     ----------   ----------   ----------   ----------
Total Costs and Expenses                                  8,547        7,561       26,212       21,183
                                                     ----------   ----------   ----------   ----------
Income before provision for income taxes                    820          736        1,116        2,116

Provision for income taxes                                  328          294          446          846
                                                     ----------   ----------   ----------   ----------
  Net income                                         $      492   $      442   $      670   $    1,270
                                                     ==========   ==========   ==========   ==========
Net income per share:
  Basic                                              $      .06   $      .06   $      .09   $      .17
                                                     ==========   ==========   ==========   ==========
  Diluted                                            $      .03   $      .05   $      .05   $      .16
                                                     ==========   ==========   ==========   ==========
Basic weighted average common shares outstanding          7,659        7,659        7,659        7,659
                                                     ==========   ==========   ==========   ==========
Diluted weighted average common shares outstanding       18,336        8,175       13,048        8,169
                                                     ==========   ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                     -------------------------
                                                                         2004          2003
                                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $       670   $     1,270
Adjustments to reconcile net income to net cash used in operating activities -
    Non-cash extinguishment of debt                                            -        (1,034)
    Gain on disposal of equipment and leasehold improvements                 (16)          (90)
    Depreciation, amortization and deferred financing amortization           905           878
    Deferred financing charge/OID write-off                                  628             -
    Changes in operating assets and liabilities:
      (Increase) decrease in -
        Accounts receivable, net                                          (1,824)       (2,365)
        Prepaid expenses and other current assets                          1,195        (2,894)
        Other assets                                                        (389)         (300)
      (Decrease) increase in -
        Accounts payable and accrued liabilities                          (1,514)          922
        Other long-term liabilities                                          (29)           62
                                                                     -----------   -----------
          Net cash used in operating activities                             (374)       (3,551)
                                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                  21            94
  Additions to equipment and leasehold improvements                         (383)         (208)
                                                                     -----------   -----------
          Net cash used in investing activities                             (362)         (114)
                                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                                      1,096         5,026
  Repayments of long-term debt                                            (1,330)       (1,747)
  Proceeds from long-term debt                                             1,000             -
  Deferred financing costs                                                  (510)            -
                                                                     -----------   -----------
          Net cash provided by financing activities                          256         3,279
                                                                     -----------   -----------
          Net decrease in cash and cash equivalents                         (480)         (386)

CASH AND CASH EQUIVALENTS, beginning of period                             1,697         1,452
                                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                             $     1,217   $     1,066
                                                                     ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     BASIS OF PRESENTATION:

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2003.

(2)     STOCK-BASED COMPENSATION

        In December 2002, Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148") was issued and became effective in 2002. This Statement amends SFAS No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation and requires additional disclosures. The Company has elected to continue to recognize stock-based compensation using the intrinsic value method and has incorporated the additional disclosure requirements of SFAS 148.

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The Company's stock options have all been issued with their exercise price at market value at the date of grant. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income and net income per share is required under the provisions of SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and nine months ended September 30, 2004 and 2003:

                                      For the Three Months         For the Nine Months
                                             Ended                        Ended
                                         September 30,                September 30,
                                   --------------------------   -------------------------
                                       2004          2003           2004          2003
                                   -----------   ------------   -----------   -----------
         Risk-free interest rate          4.41%          4.00%         4.14%         4.20%
         Volatility factor                  82%           142%          101%           99%
         Expected life                 7 years        7 years       7 years       7 years
         Dividend yield                   None           None          None          None

        The pro forma information regarding net income and net income per share is as follows (in thousands, except per share data)-

                                             For the Three Months          For the Nine Months
                                                    Ended                         Ended
                                                September 30,                September 30,
                                         ---------------------------   ---------------------------
                                             2004           2003           2004           2003
                                         ------------   ------------   ------------   ------------
         Net income, as reported         $        492   $        442   $        670   $      1,270
         Stock-based employee
          compensation expense
          determined under fair value
          based method for all awards,
          net of related tax effects             (109)            (1)          (443)            (2)
                                         ------------   ------------   ------------   ------------
         Pro forma net income            $        383   $        441   $        227   $      1,268
                                         ============   ============   ============   ============
         Net income per share:
           Basic, as reported            $        .06   $        .06   $        .09   $        .17
           Diluted, as reported          $        .03   $        .05   $        .05   $        .16
           Basic, pro forma              $        .05   $        .06   $        .03   $        .17
           Diluted, pro forma            $        .02   $        .05   $        .02   $        .16

(3)     SHORT-TERM BORROWINGS:

        As of June 27, 2002, CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division ("Summit"), entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15.0 million. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (5.0% at September 30, 2004) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (3.94% at September 30, 2004). Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15.0 million and is collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the nine months ended September 30, 2004, the maximum borrowings outstanding under the Fleet Facility were $7.9 million and the outstanding borrowings as of September 30, 2004 were $5.8 million. As of September 30, 2004, the Company had total cash on hand and borrowing availability of $4.2 million under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $6.5 million and minimum availability requirements.

        Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants, as amended, as of September 30, 2004.

        Insurance Financing Agreements -

        In connection with the renewal of certain of the Company's insurance policies, CD&L entered into an agreement to finance annual insurance premiums. A total of $1.4 million was financed through this arrangement at an interest rate of 3.223%. The note matures in April 2005. The related annual insurance premiums were paid to the various insurance companies at the beginning of each policy year. There was $1.1 million outstanding debt related to the insurance financing arrangement as of September 30, 2004.

4)      LONG-TERM DEBT:

        On January 29, 1999, the Company completed a $15.0 million private placement of senior subordinated notes and warrants (the "Senior Notes") with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company was required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement.

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

          (c) The Investors purchased the Series A Convertible Notes from Paribas for a price of $3.0 million.

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

        Costs incurred relative to the aforementioned transactions amounted to approximately $0.5 million. Of this amount, $0.3 million has been accounted for as deferred financing costs and is being amortized over the term of the new financing agreements. The remaining $0.2 million has been accounted for as a reduction in paid-in capital. These amounts have been allocated based on the proportion of debt to equity raised in the aforementioned transactions.

        Long-term debt consists of the following (in thousands) -

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         2004             2003
                                                                     -------------   -------------
        Senior Subordinated Notes, net of unamortized discount of
         $0 and $377, respectively.                                  $           0   $      10,623
        Series A Convertible Subordinated Notes                              4,000               -
        Series B Convertible Subordinated Notes                              4,000               -
        Capital lease obligations due through October 2007 with
         interest at rates ranging from 8.0% to 11.5% and
         collateralized by the related property.                                 5              76
        Seller-financed debt on acquisitions, payable in monthly
         installments through May 2009.  Interest is payable at
         rates ranging between 7.0% and 9.0%.                                2,411           3,671
                                                                     -------------   -------------
                                                                            10,416          14,370

        Less - Current maturities                                             (479)         (2,585)
                                                                     -------------   -------------
                                                                     $       9,937   $      11,785
                                                                     =============   =============

(5)     RIGHTS OFFERING:

        In September 2004, the Company commenced a rights offering to its common stockholders, whereby the common stockholders of the Company had the right to acquire up to $2.8 million of additional shares of common stock of the Company in the aggregate at a price equal to $1.016 per share, the conversion price of the Series A Convertible Notes. The rights offering expired on October 15, 2004 and resulted in the issuance of 1,697,651 shares of common stock, with gross proceeds to the Company of approximately $1.7 million, excluding fees and costs incurred by the Company in the rights offering.

(6)     GOODWILL, OTHER INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS:

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

        The majority of the purchase price of the Indiana acquisition on March 1, 2004 is related to the value of the customer list and is included as an intangible asset in the September 30, 2004 consolidated balance sheet. This asset is being amortized over 5 years. (See Note 9)

        The costs incurred to obtain financing, including all related fees, are included in intangible assets and deferred financing costs in the accompanying consolidated balance sheets and are amortized as interest expense over the life of the related financing, from 3 - 7 years. Such costs are amortized over the term of the related debt agreements using the straight-line method, which approximates that of the effective interest method.

        Deferred financing costs totaled $0.4 million as of September 30, 2004 (net of accumulated amortization of $0.1 million). Amortization of deferred financing costs was $0.2 million for the nine months ended September 30, 2004 and $0.3 million for the same period in 2003. Amortization of deferred financing costs is recorded as interest expense.

(7)     LITIGATION:

        The Company is, from time to time, a party to litigation arising in the normal course of its business, including claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $0.9 million as of September 30, 2004 and December 31, 2003.

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

(8)     NET INCOME PER SHARE:

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

        A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands)-

                                                     THREE MONTHS         NINE MONTHS
                                                         ENDED               ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                   -----------------   -----------------
                                                    2004      2003      2004      2003
                                                   -------   -------   -------   -------
         Basic weighted average
          common shares outstanding                  7,659     7,659     7,659     7,659
         Effect of dilutive securities:
             Stock options and warrants                835       516       796       510
             Convertible preferred stock             3,937         -     2,625         -
             Subordinated convertible debentures     5,905         -     1,968         -
                                                   -------   -------   -------   -------
         Diluted weighted average common shares
          outstanding                               18,336     8,175    13,048     8,169
                                                   =======   =======   =======   =======

        The following potentially dilutive common shares were excluded from the computation of diluted net income per share because the exercise or conversion price was greater than the average market price of common shares (in thousands):

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                   ------------------    ------------------
                                                    2004       2003       2004       2003
                                                   -------    -------    -------    -------
         Stock options and warrants                  1,790      1,877      1,771      1,899
         Seller financed convertible notes             205        431        215        431
         Subordinated convertible  debentures            -          -      1,968          -

(9)     2004 ACQUISITION:

        On March 1, 2004, the Company consummated a transaction providing for the repurchase of certain Indiana-based assets and liabilities sold to First Choice in June 2001. The acquisition included the release of certain non-compete agreements. Consideration for the repurchase included cancellation of a certain note receivable owed by First Choice of approximately $1.6 million plus a three-year contingent earn-out based on future net revenue generated by the accounts repurchased. The majority of the purchase price of the Indiana acquisition on March 1, 2004 is related to the value of the customer list. $1.4 million (net of $0.2 accumulated amortization) is included as an intangible asset in the September 30, 2004 consolidated balance sheet. This asset is being amortized over 5 years.

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

        CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts and notes receivable, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting policies, see the Company's Annual Report on Form 10-K for 2003.

        RESULTS OF OPERATIONS

        INCOME AND EXPENSE AS A PERCENTAGE OF REVENUE

                                         For the Three Months Ended     For the Nine Months Ended
                                                 September 30,                 September 30,
                                         ---------------------------   ---------------------------
                                             2004           2003           2004           2003
                                         ------------   ------------   ------------   ------------
         Revenue                                100.0%         100.0%         100.0%         100.0%

         Gross profit                            18.8%          20.3%          18.8%          19.1%

         Selling, general and
          administrative expenses                15.8%          17.2%          16.1%          16.5%

         Depreciation and amortization            0.5%           0.4%           0.5%           0.5%

         Other (income) expense, net             (0.0)%         (0.7)%          0.4%          (1.2)%

         Interest expense                         0.9%           1.6%           1.0%           1.6%

         Income before provision for
          income taxes                            1.6%           1.8%           0.8%           1.7%

         Net income                               1.0%           1.1%           0.5%           1.0%

        THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

        Revenue for the three months ended September 30, 2004 increased by $8.9 million, or 21.7%, to $49.7 million from $40.8 million for the three months ended September 30, 2003. The increase was due to new customers and a higher volume of business from existing customers. The revenue growth reflected the launch of the Company's nationwide business development program and its ability to expand into new markets with its existing customer base. The increase was partially offset by business interruptions in the current quarter related to hurricanes in the southeast and the presidential conventions in New York City and Boston.

        Cost of revenue increased by $7.8 million, or 23.9%, to $40.3 million for the three months ended September 30, 2004 from $32.5 million for the three months ended September 30, 2003. Cost of revenue for the three months ended September 30, 2004 represented 81.2% of revenue as compared to 79.7% for the same period in 2003. The increase in cost of revenue as a percent of revenue was due primarily to an increase in driver labor costs. The increase was also impacted by operating inefficiencies and business interruptions related to the hurricanes in the southeast and the presidential conventions.

        Selling, general and administrative expenses ("SG&A") increased by $0.9 million, or 11.7%, to $7.9 million for the three months ended September 30, 2004 from $7.0 million for the same period in 2003, primarily due to a higher compensation expense as a result of new hires and higher incentive compensation. Stated as a percentage of revenue, SG&A declined to 15.8% for the three months ended September 30, 2004 from 17.2% for the same period in 2003, as revenue growth exceeded the growth in SG&A expenses.

        Depreciation and amortization increased by $0.1 million, or 59.1%, to $0.3 million for the three months ended September 30, 2004 from $0.2 million for the same period last year. This increase was due to the amortization of the First Choice customer list (see Note 9).

        Other income, net, decreased by $0.3 million to $0.0 million for the three months ended September 30, 2004 from $0.3 million for the same period in 2003. The other income in 2003 related to a World Trade Center Recovery Grant received by one of the Company's New York City facilities.

        Interest expense decreased by $0.2 million to $0.4 million for the three months ended September 30, 2004 as compared to $0.6 million for the same period last year. The reduction in interest was due to the debt restructuring. (See Note 4 and "Liquidity and Capital Resources - 2004 Restructuring of Senior Notes Debt" below)

        As a result of the factors discussed above, income before provision for income taxes increased by $0.1 million to $0.8 million for the three months ended September 30, 2004, as compared to $0.7 for the same period in 2003.

        Provision for income taxes was flat at $0.3 million for the three months ended September 30, 2004 and 2003. The effective rate for both periods was 40.0%.

        Net income increased by $0.1 million to net income of $0.5 million for the three months ended September 30, 2004 as compared to net income of $0.4 million for the same period in 2003. This was due to the factors discussed above.

        NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

        Revenue for the nine months ended September 30, 2004 increased by $23.4 million, or 19.2%, to $145.4 million from $122.0 million for the nine months ended September 30, 2003. The increase was due to new customers as well as a higher volume of business from existing customers. The revenue growth reflected the launch of the Company's nationwide business development program and its ability to expand into new markets with its existing customer base, partially offset by the business interruptions in the current quarter.

        Cost of revenue increased by $19.4 million, or 19.6%, to $118.1 million for the nine months ended September 30, 2004 from $98.7 million for the nine months ended September 30, 2003. Cost of revenue for the nine months ended September 30, 2004 represented 81.2% of revenues as compared to 80.9% for the same period in 2003. The increase in cost of revenue as a percent of revenue was due primarily to an increase in driver labor costs.

        SG&A increased by $3.2 million, or 16.0%, to $23.4 million for the nine months ended September 30, 2004 from $20.2 million for the same period in 2003. The increase in SG&A was primarily due to a $1.8 million increase in compensation expense as a result of new hires and higher incentive compensation. All other increases including rent, travel and entertainment, general insurance and computer related costs totaled $1.4 million, partially offset by a $0.4 million reduction in medical claims. As a percentage of revenue, SG&A decreased by 0.4% to 16.1% for the nine months ended September 30, 2004 as compared to 16.5% for the same period in 2003.

        Depreciation and amortization increased by $0.2 million to $0.8 million or 0.5% of revenue for the nine months ended September 30, 2004 from $0.6 million for the same period in 2003. This increase was due to the amortization of the First Choice customer list (see Note 9).

        Other expense, net, increased by $2.1 million to $0.6 million for the nine months ended September 30, 2004 from other income, net, of $1.5 million for the same period in 2003. The 2004 year to date expense of $0.6 million was due to the write-off of deferred financing costs and original issue discount related to the original Senior Debt which was restructured on April 14, 2004. The Company recorded a gain included in other income, net, of $1.3 million during the first quarter of 2003 as a result of the exchange of the Sureway note receivable. Refer to the 2003 Form 10-K for further discussion. Additional other income in 2003 related to a World Trade Center Recovery Grant received by one of the Company's New York City facilities.

        Interest expense decreased by $0.5 million to $1.4 million for the nine months ended September 30, 2004 from $1.9 million for the same period in 2003. This was due to the Paribas Senior Debt restructuring. (See Note 4 and "Liquidity and Capital Resources - 2004 Restructuring of Senior Notes Debt" below)

        As a result of the factors discussed above, income before provision for income taxes decreased by $1.0 million to $1.1 million for the nine months ended September 30, 2004 from $2.1 million for the same period last year.

        Provision for income taxes decreased by $0.4 million to $0.4 million for the nine months ended September 30, 2004 as compared to $0.8 million for the same period in 2003. This was due to the drop in income before provision for income taxes discussed above. The effective tax rate for both periods was 40%.

        Net income declined by $0.6 million to $0.7 million for the nine months ended September 30, 2004 as compared to $1.3 million for the same period in 2003. This was due to the factors discussed above.

        LIQUIDITY AND CAPITAL RESOURCES

        2004 RESTRUCTURING OF SENIOR NOTES DEBT

        At March 31, 2004, the Company was indebted to Paribas in the sum of $11.0 million pursuant to a subordinated note bearing interest at 12% per annum (see Senior Notes in Note 4). On April 14, 2004, an agreement was reached between Paribas and the Investors as to the financial restructuring of the Senior Notes. Paribas agreed to convert a portion of its existing debt due from CD&L into equity and to modify the terms of its subordinated note if the Investors purchased a portion of the note and accepted similar modifications.

        The following table summarizes the Company's long-term obligations as of September 30, 2004:

                                    LONG-TERM OBLIGATIONS DUE BY PERIOD (IN THOUSANDS)
                             -----------------------------------------------------------------
                                                                            2008-
                               2004       2005       2006       2007     THEREAFTER     TOTAL
                             --------   --------   --------   --------   ----------   --------
Long-term debt               $    115   $    486   $    521   $    528   $    8,761   $ 10,411

Capital leases               $      2   $      2   $      1   $      -   $        -   $      5

Operating leases -
(Primarily for facilities)   $  3,615   $  3,031   $  2,280   $  1,228   $      660   $ 10,814

        The Company's working capital increased by $2.7 million from $1.8 million as of December 31, 2003 to $4.5 million as of September 30, 2004. Cash and cash equivalents decreased by $0.5 million to $1.2 million as of September 30, 2004. Cash of $0.4 million was used in operations, while $0.4 million was used in net investing activities and $0.3 million was provided by net financing activities. Capital expenditures amounted to $0.4 million and $0.2 million for the nine months ended September 30, 2004 and 2003, respectively.

        As of June 27, 2002, CD&L and Summit entered into an agreement establishing the Fleet Facility. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (5.0% at September 30, 2004) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (3.94% at September 30, 2004). Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15.0 million and is collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the nine months ended September 30, 2004, the maximum borrowings outstanding under the Fleet Facility were approximately $7.9 million and the outstanding borrowings as of September 30, 2004 were approximately $5.8 million. As of September 30, 2004, the Company had total cash on hand and borrowing availability of $4.2 million under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $6.5 million and minimum availability requirements.

        Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants as of September 30, 2004.

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

        The Company has an accumulated deficit of ($6.5) million as of September 30, 2004. There can be no assurances that the Company's lenders will agree to waive any future covenant violations, if any, continue to renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the

        Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

        Management believes that cash flows from operations and its borrowing capacity, after the debt modifications referred to above, are sufficient to support the Company's operations and general business and capital requirements through at least September 30, 2005. Such conclusions are predicated upon sufficient cash flow from operations and the continued availability of a revolving credit facility. The risks associated with cash flow from operations are mitigated by the Company's low gross profit margin. Unless extraordinary, decreases in revenue should be accompanied by corresponding decreases in costs, resulting in minimal impact to liquidity. The risks associated with the revolving credit facility are as discussed above.

        The Company's liquidity also improved in the fourth quarter as a result of a rights offering. One of the terms of the restructuring agreement with respect to the Paribas Senior Notes was that the Company would commence a rights offering to its common stockholders to acquire additional shares of common stock at a price equal to the conversion price of the Series A Convertible Notes. In September 2004, the Company commenced such a rights offering, offering to sell to its common stockholders up to 2,784,578 common shares at $1.016 per share. The rights offering expired in October 2004 and resulted in the issuance of 1,697,651 shares of common stock with gross proceeds to the Company of approximately $1.7 million.

        INFLATION

        While inflation has not had a material impact on the Company's results of operations for the periods presented herein, recent fluctuations in fuel prices can and do affect the Company's operating costs.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to the effect of changing interest rates. At September 30, 2004, the Company's debt consisted of approximately $9.1 million of fixed rate debt with a weighted average interest rate of 8.32% and $8.2 million of variable rate debt with a weighted average interest rate of 5.16%. The variable rate debt consists of seller-financed notes with an interest rate of prime plus 200 basis points with a minimum rate of 7.0% and maximum rate of 9.0% and borrowings of revolving line of credit debt at the bank's prime rate plus 25 basis points (5.0% at September 30, 2004). If interest rates on variable rate debt were to increase by 52 basis points (one-tenth of the rate at September 30, 2004), the net impact to the Company's results of operations and cash flows for the nine month period ended September 30, 2004 would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $32,000. Maximum borrowings of revolving line of credit debt during the nine months ended September 30, 2004 were $7.9 million.

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

ITEM 6 - Exhibits and Reports on Form 8-K

        (a)     Exhibits

                31.1    Section 302 Certification of Albert W. Van Ness, Jr.

                31.2    Section 302 Certification of Russell J. Reardon

                32.1 Certification of Albert W. Van Ness, Jr. Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                32.2 Certification of Russell J. Reardon Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)     Reports on Form 8-K

                The following current reports on Form 8-K were filed since the filing of the Company's Form 10-Q for the quarterly period ending June 30, 2004.

                   . Report on Form 8-K filed on August 19, 2004 concerning the August 17, 2004 press release announcing second quarter earnings for the 2004 fiscal year.
                   . Report on Form 8-K filed on September 21, 2004 concerning the September 15, 2004 press release announcing the extension of the terms of the Rights Offering
                   . Report on Form 8-K filed on November 5, 2004 concerning the Company's change in their public accounting firm from Deloitte & Touche LLP to JH Cohn LLP which took effect November 5, 2004.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2004                                    CD&L, INC.

                                                By:  \s\ Russell J. Reardon
                                                     ---------------------------
                                                     Russell J. Reardon
                                                     Vice President and
                                                     Chief Financial Officer

                                                                    EXHIBIT 31.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Albert W. Van Ness, Jr., certify that:

     (1) I have reviewed this Quarterly Report on Form 10-Q of CD&L, Inc. (the "Company");

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

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly Report based on such evaluation; and
               (c) Disclosed in this Quarterly Report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: November 15, 2004

                                                  \s\ Albert W. Van Ness, Jr.
                                                  ---------------------------
                                                  Albert W. Van Ness, Jr.
                                                  Chief Executive Officer

     A signed original of this written statement required by Section 302 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 31.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Russell J. Reardon, certify that:

     (1) I have reviewed this Quarterly Report on Form 10-Q of CD&L, Inc. (the "Company");

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

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly Report based on such evaluation; and
               (c) Disclosed in this Quarterly Report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: November 15, 2004

                                                  \s\ Russell J. Reardon
                                                  -----------------------
                                                  Russell J. Reardon
                                                  Chief Financial Officer

     A signed original of this written statement required by Section 302 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of CD&L, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission (the "Report"), I, Albert W. Van Ness, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated results of operations of the Company for the periods presented.

Dated: November 15, 2004

                                                  \s\ Albert W. Van Ness, Jr.
                                                  ---------------------------
                                                  Albert W. Van Ness, Jr.
                                                  Chief Executive Officer

     The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of Form 10-Q or as a separate disclosure statement.

     A signed original of this written statement required by Section 302 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of CD&L, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2004 filed with the Securities and Exchange Commission (the "Report"), I, Russell J. Reardon, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated results of operations of the Company for the periods presented.

Dated: November 15, 2004

                                                         \s\ Russell J. Reardon
                                                         -----------------------
                                                         Russell J. Reardon
                                                         Chief Financial Officer

     The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of Section 1350, Chapter 63 of Title 18, united States Code) and is not being filed as part of Form 10-Q or as a separate disclosure statement.

     A signed original of this written statement required by Section 302 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.