Form 10-K
period 2004-12-31
CD&L INC
filed 2005-04-15
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM .................... TO ....................
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

The aggregate market value of voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more stockholders) of the registrant computed by reference to the price at which the registrant's common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004), was $14,055,281.

The number of shares of the registrant's Common Stock, $.001 par value, outstanding was 9,356,311 and the aggregate market value of voting common equity of the registrant held by non-affiliates of the registrant was $16,588,948 as of March 16, 2005.

DOCUMENTS INCORPORATED BY REFERENCE: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                   CD&L, INC.

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                      INDEX



                                                                                                            PAGE(S)
                                                                                                            -------
PART I
    Item 1.       Business...................................................................................  3
    Item 1A.      Executive Officers of the Registrant....................................................... 11
    Item 2.       Properties................................................................................. 12
    Item 3.       Legal Proceedings.......................................................................... 13
    Item 4.       Submission of Matters to a Vote of Security Holders........................................ 13


PART II
    Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters
                     and Issuer Purchases of Equity Securities............................................... 14
    Item 6.       Selected Financial Data.................................................................... 15
    Item 7.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................................................... 16
    Item 7A.      Quantitative and Qualitative Disclosures About Market Risk................................. 28
    Item 8.       Financial Statements and Supplementary Data................................................ 29
    Item 9.       Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures.................................................... 51
    Item 9A.      Controls and Procedures ................................................................... 51
    Item 9B.      Other Information.......................................................................... 52


PART III
    Item 10.      Directors and Executive Officers of the Company............................................ 53
    Item 11.      Executive Compensation..................................................................... 53
    Item 12.      Security Ownership of Certain Beneficial Owners and Management
                     and Related Stockholder Matters......................................................... 53
    Item 13.      Certain Relationships and Related Transactions............................................. 53
    Item 14.      Principal Accountant Fees and Services..................................................... 53


PART IV
    Item 15.      Exhibits and Financial Statement Schedules................................................. 54

SIGNATURES        ........................................................................................... 58


                                     PART I

         Statements and information presented within this Annual Report on Form 10-K for CD&L, Inc. (the "Company", "CD&L", or "we") include certain statements that may be deemed to be "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are generally intended to identify forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors (Item
1. Business Description - Risk Factors) discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control. Readers are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified by these factors.

ITEM 1. BUSINESS

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

              o distribution services, providing same-day delivery for many pharmaceutical and office supply wholesalers, for manufacturers to retailers and inter-branch distribution of financial documents in a commingled system;

              o facilities management, including providing and supervising mailroom personnel, mail and package sorting, internal delivery and outside local messenger services; and

              o dedicated contract logistics, providing a comprehensive solution to major corporations that want the control, flexibility and image of an in-house fleet with the economic benefits of outsourcing.


OUR INDUSTRY

         The same-day delivery industry is serviced by a fragmented system of thousands of companies that include only a small number of large regional or national operators. The industry has been impacted by the following:

              o Outsourcing and Vendor Consolidation. Commercial and industrial businesses more and more seem to be choosing to outsource their same-day delivery requirements as a result of their evaluation of outsource solutions versus in-house fleets.

              o Competition. This highly fragmented industry remains fiercely competitive regarding price points.

OUR SERVICES

         We provide our customers with a broad range of customized, same-day, time-critical, delivery service options.

Rush. In providing rush delivery services, or services on demand, our messengers and drivers respond to customer requests for the immediate pick-up and delivery of time-sensitive packages. We generally offer one- two- and four-hour service, on a 7-days-a-week, 24-hours-a-day basis. Our typical customers for rush service include commercial and industrial companies, health care providers and service providers such as accountants, lawyers, advertising and travel agencies and public relations firms.

Routed and Scheduled. Our distribution services are provided on a same-day basis. We typically pick up or receive large shipments of products, which are then scanned, sorted, routed and delivered. These deliveries are made in accordance with a customer's predetermined schedule that generally provides for deliveries to be made at specific times. Typical routes may include deliveries from pharmaceutical suppliers to pharmacies, from manufacturers to retailers, the inter-branch distribution of financial documents, payroll data and other time-critical documents for banks, financial institutions and insurance companies. We also provide these services to large retailers for home delivery, including large cosmetic companies, door-to-door retailers, catalog retailers, home health care distributors and other direct sales companies.

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


OUR INTERNAL OPERATIONS

         We operate from 66 leased facilities and 27 customer-owned facilities in 19 states and with various managed agents in most other states. The size of each facility varies, but typically includes dedicated dispatch and order entry functions as well as delivery personnel. We accomplish coordination and deployment of our delivery personnel either through communications systems linked to our computers, through pagers, mobile data units or by radio or telephone. We route a shipment according to its type and weight, the geographic distance between its origin and destination and the time allotted for its delivery. In the case of scheduled deliveries, we design routes to minimize the unit costs of the deliveries and to enhance route density. We continue to deploy new hardware and software systems designed to enhance the capture, routing, tracking and reporting of deliveries throughout our network. To further improve customer service, we offer customers the opportunity to access this information via the Internet.


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


ACQUISITIONS AND SALES OF BUSINESSES

         We were formed as a Delaware corporation in June 1994. As of December 31, 2004, we had acquired 27 same-day time-critical delivery businesses, including the 11 companies that we acquired simultaneously with the commencement of our operations in November 1995. We paid approximately $67,800,000 ($29,600,000 in cash and 2,935,702 shares of our common stock) to acquire the 11 founding companies. In addition to the acquisition of those companies, we acquired certain additional assets from two companies in transactions that we accounted for as purchases. Those acquired assets were not material.

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

           In 1997, we did not make any acquisitions and instead focused on internal growth. Consistent with our change of strategic focus, in January 1997, we sold our contract logistics subsidiary back to its founder in exchange for 137,239 shares of our common stock. In connection with that sale, we recorded a gain of approximately $816,000 before the effect of Federal and state income taxes.

           In December 1997, we sold our direct mail business for $850,000 in cash and notes. In connection with that sale, we recorded a gain of approximately $23,000 net of Federal and state income taxes of approximately $15,000. Subsequently, in 1999, the company to which we sold our direct mail business went out of business and defaulted on their note and we wrote off the remaining balance of the note of $662,000.

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

         On December 1, 2000, we made a strategic decision to dispose of our air delivery business. On March 30, 2001, we consummated a transaction providing for the sale of certain assets and liabilities of Sureway Air Traffic Corporation, Inc. ("Sureway"), our air delivery business. The selling price for the net assets was approximately $14,150,000 and was comprised of $11,650,000 in cash, a subordinated promissory note (the "Note Receivable") for $2,500,000 and contingent cash payments based upon the ultimate development of certain liabilities retained by us. This sale was classified as discontinued operations in the consolidated statement of operations for the year ended December 31, 2001.

           In February 1999, we became obligated to repay seller-financed acquisition debt of $1,650,000 related to our acquisition of Gold Wings (See
Note 3 of Notes to Consolidated Financial Statements). As of February 28, 2003, the note had a remaining principal balance of $1,034,000 (the "CDL/Gold Note"). On February 28, 2003, we completed a series of related transactions with GMV Express, Inc. ("GMV"), Richard Gold (a principal of GMV) ("Gold") and his affiliates, and Global Delivery Systems LLC ("Global") and its subsidiary, Sureway Worldwide LLC ("Sureway Worldwide"). The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold was that we assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that we were relieved of our $1,034,000 liability for the CDL/Gold Note and we had no further rights to the Note Receivable. In addition, we received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, we recorded a gain of $1,034,000 during the year ended December 31, 2003, included as a component of other (income) expense, net, on the consolidated statement of operations.

            On June 14, 2001, we consummated a transaction providing for the sale of all the outstanding stock of National Express, Inc., our ground courier operations in the Mid-West, to First Choice Courier and Distribution, Inc. ("First Choice"). The selling price was approximately $2,530,000 and was comprised of $880,000 in cash and a subordinated promissory note (the "Promissory Note") for $1,650,000.

           As of March 14, 2003, the Promissory Note was amended to defer the interest and principal payments due on December 14, 2002 and March 14, 2003. The new quarterly payment schedule commenced on June 14, 2003 with interest only payments at a new interest rate at 9.0% per annum. Upon the earlier of June 14, 2004 or the maker of the Promissory Note meeting certain financial benchmarks, principal payments were to resume and the interest rate would prospectively revert back to 7.0% per annum. The final balloon payment of approximately $1,100,000 plus any remaining principal or unpaid interest remained due on June 14, 2006.

           On March 1, 2004, we consummated a transaction providing for the repurchase of certain Indiana-based assets and liabilities sold to First Choice in June 2001. The acquisition included the release of certain noncompete agreements. Consideration for the repurchase included cancellation of the Promissory Note receivable owed by First Choice of approximately $1,600,000 plus a three-year contingent earn-out based on future net revenue generated by the accounts repurchased. The majority of the purchase price of the Indiana acquisition is related to the value of the customer list. An intangible asset of $1,335,000 (net of $267,000 accumulated amortization) was included in the December 31, 2004 consolidated balance sheet. This asset is being amortized over 5 years.


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

SAFETY

         We seek to ensure that contracted drivers meet safety standards established by our customers and our insurance carriers as well as the DOT.

EMPLOYEES AND INDEPENDENT CONTRACTORS

         As of December 31, 2004, we employed approximately 1,495 full-time and part-time people, 137 as drivers, 565 as messengers, 597 in operations, 145 in clerical and administrative positions, 23 in sales, 22 in information technology and 6 in executive management. We are not a party to any collective bargaining agreements. We also had agreements with approximately 2,817 independent contractors as of December 31, 2004. We have not experienced any work stoppages and believe that our relationship with our employees and independent contractors is good.

SIGNIFICANT CUSTOMER

         For the year ended December 31, 2004, Cardinal Health accounted for 10.5% of the Company's revenue.

2004 RIGHTS OFFERING

           In September 2004, we commenced a rights offering to holders, as of August 31, 2004, of our common stock, options to purchase common stock and certain notes convertible into common stock whereby these security holders had the right to acquire up to 2,784,578 shares of our common stock in the aggregate at a price equal to $1.016 per share, the conversion price of the Series A Convertible Notes. The rights offering expired on October 15, 2004 and resulted in the issuance of 1,697,651 shares of common stock, with gross proceeds to us of approximately $1,724,000, excluding fees and costs that we incurred in the rights offering.


RISK FACTORS

         You should carefully consider the following factors as well as the other information in this report before deciding to invest in shares of our common stock.

WE MAY NOT BE ABLE TO FINANCE FUTURE NEEDS OR ADAPT OUR BUSINESS PLAN TO CHANGES BECAUSE OF RESTRICTIONS PLACED ON US BY OUR CREDIT FACILITY, OUR OTHER SENIOR DEBT AND THE INSTRUMENTS GOVERNING OUR OTHER DEBT.

         We had an accumulated deficit of ($5,563,000) as of December 31, 2004. On numerous occasions, we have had to amend and obtain waivers of the terms of our credit facilities and senior debt as a result of covenant violations or projected covenant violations or for other reasons. On April 14, 2004, we restructured our senior debt. The restructuring included an agreement among us, our lenders, members of CD&L management and others which improved our short-term liquidity and reduced our interest expense. The restructuring eased the financial covenants to which we are subject. However, if we were to fail to meet such covenants in the future, there can be no assurances that our lenders will agree to waive any future covenant violations, renegotiate and modify the terms of our loans or further extend the maturity date should it become necessary to do so. Further, there can be no assurances that we will be able to meet our revenue, cost and income projections upon which the debt covenants are based.

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

CLAIMS ABOVE OUR INSURANCE LIMITS, OR SIGNIFICANT INCREASES IN OUR INSURANCE PREMIUMS, MAY REDUCE OUR PROFITABILITY.

           We currently employ 118 full-time and 19 part-time employee drivers. From time to time some of these drivers are involved in automobile accidents. We currently carry liability insurance of $1,000,000 for each employee driver subject to applicable deductibles and carry umbrella coverage up to $5,000,000. However, claims against us may exceed the amounts of available insurance coverage. We also contract with approximately 2,817 independent contractor drivers. In accordance with our policy, all independent contractor drivers are required to maintain liability coverage as well as workers' compensation or occupational accident insurance. If we were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims or unfavorable resolutions of claims, our operating results could be materially affected. With regards to independent contractors, we carry umbrella coverage of $5,000,000 ($2,000,000 before March 1, 2004).

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

         o  ability to purchase insurance coverage at reasonable prices;

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

STOCKHOLDERS WILL EXPERIENCE DILUTION WHEN WE ISSUE THE ADDITIONAL SHARES OF COMMON STOCK THAT WE ARE PERMITTED OR REQUIRED TO ISSUE UNDER CONVERTIBLE NOTES, OPTIONS AND WARRANTS.

         We are permitted, and in some cases obligated, to issue shares of common stock in addition to the common stock that is currently outstanding. If and when we issue these shares, the percentage of the common stock currently issued and outstanding will be diluted. The following is a summary of additional shares of common stock that we have currently reserved for issuance as of December 31, 2004:

o 506,250 shares are issuable upon the exercise of outstanding warrants at an exercise price of $.001 per share.

o 4,000,000 shares are issuable upon the exercise of options or other benefits under our employee stock option plan, consisting of:

         o outstanding options to purchase 2,858,897 shares at a weighted average exercise price of $2.29 per share, of which options covering 1,988,900 shares were exercisable as of December 31, 2004; and

         o        1,141,103 shares available for future awards after December
                  31, 2004.

o 200,000 shares are issuable upon the exercise of options or other benefits under our independent director stock option plan, consisting of:

         o outstanding options to purchase 200,000 shares at a weighted average exercise price of $1.64 per share, of which options covering 157,500 shares were exercisable as of December 31, 2004; and

         o 100,000 shares available for future awards after December 31, 2004, subject to ratification at the June 2005 annual stockholder meeting.

o 195,084 shares are issuable upon the exercise of outstanding convertible notes at a weighted average exercise price of $6.16 per share.

o 3,937,008 shares are issuable upon the conversion of the convertible notes issued to investors as part of our April 2004 restructuring at a weighted average exercise price of $1.016 per share.

o 1,968,504 shares are issuable upon the conversion of the Amended Convertible Subordinated Notes issued to holders of our senior subordinated notes as part of our April 2004 restructuring at a weighted average exercise price of $2.032 per share.

o 3,937,010 shares are issuable upon the conversion of the outstanding shares of our Series A Preferred Stock at a weighted average exercise price of $1.016 per share.

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

         Our delivery operations are subject to various state, local and federal regulations that, in many instances, require permits and licenses. If we fail to maintain required permits or licenses, or to comply with applicable regulations, we could be subject to substantial fines or our authority to operate our business in certain jurisdictions could be revoked.

OUR CERTIFICATE OF INCORPORATION, BYLAWS, STOCKHOLDER RIGHTS PLAN AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER THAT CURRENT STOCKHOLDERS MAY CONSIDER FAVORABLE.

         Provisions of our certificate of incorporation, bylaws and our stockholder rights plan, as well as Delaware law, may discourage, delay or prevent a merger or acquisition that you may consider favorable. These provisions of our certificate of incorporation and bylaws:

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

         In addition, we have adopted a Stockholder Protection Rights Plan (the "Plan") in order to protect against offers to acquire us that our Board of Directors believes inadequate or otherwise not to be in our best interests. There are, however, certain possible disadvantages to having the Plan in place, which might adversely impact us. The existence of the Plan may limit our flexibility in dealing with potential acquirers in certain circumstances and may deter potential acquirers from approaching us. On April 14, 2004, an agreement was reached among the Company, BNP Paribas ("Paribas"), Exeter Venture Lenders, L.P. ("Exeter Venture") and Exeter Capital Partners IV, L.P. ("Exeter Capital") and together with Exeter Venture and Paribas (the "Original Noteholders") and certain members of CD&L management and others ("Investors") as to the financial restructuring of the Senior Notes. As a result of this restructuring, on a fully diluted basis, our executive officers and directors own 40.1% of our common stock on a fully diluted basis (excluding out-of-the-money stock options) and the Original Noteholders collectively own 40.7% of our common stock on a fully diluted basis (excluding out-of-the-money stock options). (Note: The sum of individual beneficial ownership percentages can exceed 100% due to the nature of the calculation which assumes total outstanding shares and the exercise of all convertible instruments for any individual stockholder without regard to exercise of similar instruments by any other stockholder.) Such concentration of ownership may also deter potential acquirers from approaching us.

AVAILABLE INFORMATION

The Company's Internet website address is www.cdl.net. The Company will make available, free of charge at the "Investor Relations" portion of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Such information is available in print to any stockholder who requests it from the Company.

ITEM 1A.  OFFICERS OF THE REGISTRANT

         Albert W. Van Ness, Jr., 62, has served as the Chairman of the Board, Chief Executive Officer and Director of CD&L since January 1997. He was formerly the President and Chief Operating Officer of Club Quarters, LLC, a privately held hotel management company and remains a member partner. In the early nineties, Mr. Van Ness served as Director of Managing People & Productivity, a senior management consulting firm. During most of the eighties, Mr. Van Ness held various executive positions with Cunard Line Limited, a passenger ship and luxury hotel company, including Executive Vice President and Chief Operating Officer of the Cunard Leisure Division and Managing Director and President of the Hotels and Resorts Division. Earlier in his career, Mr. Van Ness served as the President of Seatrain Intermodal Services, Inc., a cargo shipping company. Mr. Van Ness held various management positions at the start of his professional life with Ford Motor Company, Citibank and Hertz. Mr. Van Ness majored in Sociology and Economics and received a B.A. and M.A. degree and completed his coursework towards his doctorate in Economics. He attended Duke University, Northern State University, South Dakota State University and Syracuse University.

         William T. Brannan, 56, has served as President, Chief Operating Officer and Director of CD&L since November 1994. From January 1991 until October 1994, Mr. Brannan served as President, Americas Region - US Operations, for TNT Express Worldwide, a major European-based overnight express delivery company. Prior to that, Mr. Brannan spent 10 years with United Parcel Service where he served as Vice President and General Manager of UPS Truck Leasing, a wholly-owned UPS subsidiary which was formed by Mr. Brannan in 1981. Mr. Brannan has more than 25 years of experience in the transportation and logistics industry.

         Michael Brooks, 51, has served as Director of CD&L since December 1995 and as Group Operations President since December 2000. Mr. Brooks previously had been the President of Silver Star Express, Inc., a subsidiary of CD&L, since November 1995. Prior to the merger of Silver Star Express, Inc. into CD&L, Mr. Brooks was President of Silver Star Express, Inc. since 1988. Mr. Brooks has more than 25 years of experience in the same-day delivery and distribution industries. In addition, Mr. Brooks is currently a Member of the Express Carriers Association and various other transportation associations.

         Russell J. Reardon, 55, has served as Vice President - Chief Financial Officer of CD&L since November 1999. Mr. Reardon previously had been Vice President - Treasurer of CD&L since January 1999. Prior thereto, from September 1998 until January 1999, Mr. Reardon was Chief Financial Officer and Secretary of Able Energy, Inc., a regional energy retailer. From April 1996 until June 1998, Mr. Reardon was Chief Financial Officer and Secretary of Logimetrics, Inc., a manufacturer of broad-band wireless communication devices. He earned an accounting degree and an MBA in Finance from Fairleigh Dickinson University.

         Mark T. Carlesimo, 51, has served as Vice President - General Counsel and Secretary of CD&L since September 1997. From July 1983 until September 1997, Mr. Carlesimo served as Vice President of Legal Affairs of Cunard Line Limited. Earlier in his career, Mr. Carlesimo served as Staff Counsel to Seatrain Lines, Inc., a cargo shipping company and was engaged in the private practice of law. Mr. Carlesimo received a B.A. in Economics from Fordham University in 1975 and received his law degree from Fordham University School of Law in 1979. Mr. Carlesimo is a Member of the Bar of the states of New York and New Jersey.

           James J. Cosentino, 50, was appointed Vice President - Corporate Controller of CD&L in May 2003. Prior to his appointment, Mr. Cosentino held several financial management positions with both publicly and privately owned companies. From 1980 through 1992, he was with the Macmillan Publishing Company and more recently, from 1996 to 2002, he was the Controller of Prestige Window Fashions. Mr. Cosentino earned his undergraduate degree from Westminster College and an MBA in Finance from Fairleigh Dickinson University. Mr. Cosentino is a member of the New Jersey State Society of CPAs and the Financial Executive Institute (FEI).

ITEM 2.  PROPERTIES

         As of December 31, 2004, we operated from 66 leased facilities (not including 27 customer-owned facilities). These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities also contain storage and warehouse space. The table below summarizes the location of our current leased facilities.

      STATE                               NUMBER OF LEASED FACILITIES
      -----                               ---------------------------
      New York.........................                            16
      California.......................                            11
      Florida..........................                            10
      New Jersey.......................                             5
      North Carolina...................                             4
      Maine............................                             3
      Louisiana........................                             2
      Ohio.............................                             2
      Pennsylvania....................                              2
      Oklahoma.........................                             1
      Tennessee........................                             1
      Indiana..........................                             1
      Massachusetts....................                             1
      South Carolina...................                             1
      Washington.......................                             1
      Connecticut......................                             1
      Georgia..........................                             2
      Texas............................                             1
      Vermont..........................                             1
                                           --------------------------
            Total                                                  66

         Our corporate headquarters is located at 80 Wesley Street, South Hackensack, New Jersey. We believe that our properties are generally well maintained, in good condition and adequate for our present needs. Furthermore, we believe that suitable additional or replacement space will be available when required.

         As of December 31, 2004, we owned or leased approximately 113 vehicles of various types, which are operated by drivers employed by us. We also utilize independent contractors who provide their own vehicles and are required to carry at least the minimum amount of insurance required by law.

         Our aggregate rental expense, primarily for facilities, was approximately $7,369,000, for the year ended December 31, 2004. See Note 11 to our Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, we become a party to litigation arising in the normal course of our business, most of which involves claims for uninsured personal injury and property damage incurred in connection with our same-day delivery operations. In connection therewith, we had recorded reserves of $774,000 and $885,000 as of December 31, 2004 and 2003, respectively.

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

         Management is not aware of any actions, including the actions described above, that would have a material adverse effect on our consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's Common Stock has been trading on the American Stock Exchange under the symbol "CDV" since February 23, 1999. The following table sets forth the high and low closing sales prices for the Common Stock for 2003 and 2004.

         2003                               LOW                 HIGH
         ----                               ---                 ----
         First Quarter                     $0.48              $0.59
         Second Quarter                    $0.34              $0.55
         Third Quarter                     $0.44              $0.94
         Fourth Quarter                    $0.65              $1.06


         2004                               LOW                HIGH
         ----                               ---                ----
         First Quarter                     $0.78              $1.61
         Second Quarter                    $0.93              $2.15
         Third Quarter                     $1.15              $2.17
         Fourth Quarter                    $1.31              $1.96

         On March 16, 2005, the last reported sale price of the Common Stock was $2.00 per share. As of March 16, 2005, there were approximately 241 stockholders of record of Common Stock.

DIVIDENDS

         The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion. The Company's ability to pay cash dividends on the Common Stock is also limited by the terms of its revolving credit facility and the Convertible Notes issued in the April 2004 restructuring of its Senior Notes. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.


EQUITY COMPENSATION PLAN INFORMATION

                                                                                               NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE FOR
                                                                                           FUTURE ISSUANCE UNDER EQUITY
                                 NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE        COMPENSATION PLANS
                                  ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING          (EXCLUDING SECURITIES
                                    OUTSTANDING OPTIONS,     OPTIONS, WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
         PLAN CATEGORY              WARRANTS AND RIGHTS
-------------------------------------------------------------------------------------------------------------------------
                                            (A)                            (B)                          (C)
-------------------------------------------------------------------------------------------------------------------------
   EQUITY COMPENSATION PLANS
 APPROVED BY SECURITY HOLDERS
                                         3,565,147                       $1.93                       6,875,380
-------------------------------------------------------------------------------------------------------------------------
 EQUITY COMPENSATION PLANS NOT
 APPROVED BY SECURITY HOLDERS                -                             -                             -
-------------------------------------------------------------------------------------------------------------------------
             TOTAL                       3,565,147                       $1.93                       6,875,380
-------------------------------------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 is derived from the Company's audited consolidated financial statements, which are included elsewhere herein. The selected consolidated financial data set forth below as of December 31, 2002 is derived from the Company's consolidated financial statements audited by Deloitte & Touche LLP and as of and for the years ended December 31, 2001 and 2000 is derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants who have ceased operations. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:

                                                                  CD&L, Inc. and Subsidiaries (1)
                                      -----------------------------------------------------------------------------------------
                                                                   For The Year Ended December 31,
                                      -----------------------------------------------------------------------------------------
                                         2004               2003               2002              2001                2000
                                      ------------      -------------      -------------     --------------     ---------------
Revenue                                $197,724          $166,083           $157,232          $160,544           $170,079
Gross profit                             37,454            32,735             30,080            32,704             34,463
Selling, general and
  administrative expenses                31,105            28,136             25,492            26,881             33,978
Goodwill impairment                           -                 -                  -             3,349                  -
Depreciation and amortization             1,051               756              1,173             2,476              3,355
Other expense (income), net                 601            (1,496)               206             4,685              2,438
Interest expense                          1,859             2,534              2,734             2,897              3,060
Income (loss) from
  continuing operations                   1,583             1,683                285            (5,804)            (6,229)
Discontinued operations:
Income from discontinued
  operations, net of income
  taxes                                       -                 -                  -                 -              1,388
Provision for loss on
  disposal of assets, net of
  income taxes                                -                 -                  -              (465)            (2,807)
Net income (loss)                        $1,583            $1,683               $285           ($6,269)           ($7,648)
Basic income (loss) per
  share:
  -Continuing operations                   $.20              $.22               $.04             ($.76)             ($.84)
  -Discontinued operations                  -                 -                  -                (.06)              (.19)
                                      ------------      -------------      -------------     --------------     ---------------
  -Net income (loss)                       $.20              $.22               $.04             ($.82)            ($1.03)
                                      ============      =============      =============     ==============     ===============
Diluted income (loss) per share:
  -Continuing operations                   $.11              $.21               $.03             ($.76)             ($.84)
  -Discontinued operations                  -                 -                  -                (.06)              (.19)
                                      ------------      -------------      -------------     --------------     ---------------
  -Net income (loss)                       $.11              $.21               $.03             ($.82)            ($1.03)
                                      ============      =============      =============     ==============     ===============
Basic weighted average shares
 outstanding                              7,737             7,659              7,659             7,659              7,430
Diluted weighted average
 shares outstanding                      14,513             8,174              8,167             7,659              7,430


BALANCE SHEET DATA:

                                                                 CD&L, Inc. and Subsidiaries (1)
                                      -----------------------------------------------------------------------------------------
                                                                            December 31,
                                      -----------------------------------------------------------------------------------------
                                         2004               2003               2002               2001               2000
                                      ------------      --------------     -------------      -------------     ---------------
Working (deficit) capital                  $8,063            $1,807             $2,869             $4,923           ($3,430)
Equipment and leasehold
   improvements, net                        1,627             1,446              1,233              1,961             2,841
Goodwill and other intangible
   assets, net                             13,268            11,968             12,192             12,252            20,666
Total assets                               42,742            40,352             33,821             35,481            57,785
Total debt                                 15,108            20,137             17,483             20,595            34,686
Stockholders' equity                      $12,604            $5,583             $3,900             $3,615            $9,884


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

OVERVIEW

         The consolidated financial statements of the Company, including all related notes, which appear elsewhere in this report, should be read in conjunction with this discussion of the Company's results of operations and its liquidity and capital resources.


2004 RESTRUCTURING OF SENIOR NOTES DEBT:

           On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes (the "Senior Notes") and warrants with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's Fleet Facility. For a description of the Fleet Facility, see "Liquidity and Capital Resources". Under the terms of the Senior Notes, as amended, the Company was required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement.

         At March 31, 2004, the Company owed $11,000,000 on the Senior Notes. On April 14, 2004, an agreement was reached among the Company, the Original Noteholders and the Investors as to the financial restructuring of the Senior Notes. The Original Noteholders agreed to convert a portion of the existing debt due from CD&L into equity and to modify the terms of the Senior Notes if the Investors purchased a portion of the notes and accepted similar modifications. The nature of the restructuring is as follows:

         (a) The Original Noteholders exchanged Senior Notes in the aggregate principal amount of $4,000,000 for shares of the Series A Convertible Redeemable Preferred Stock of the Company, par value $.001 per share ("Preferred Stock"), with a liquidation preference of $4,000,000. The Preferred Stock is convertible into 3,937,008 shares of Common Stock, does not pay dividends (unless dividends are declared and paid on the Common Stock) and is redeemable by the Company for the liquidation value. The conversion price is $1.016 per share which was equal to the average closing price for the Company's common stock for the 5 days prior to the closing. Holders of the Preferred Stock have the right to elect two directors.

         (b) The Original Noteholders and the Company amended the terms of the $7,000,000 balance of the Senior Notes, and then exchanged the amended notes for the new notes, which consist of two series of convertible notes, the Series A Convertible Subordinated Notes (the "Series A Convertible Notes") in the principal amount of $3,000,000 and the Series B Convertible Subordinated Notes ("Series B Convertible Notes") in the principal amount of $4,000,000 (collectively, the "Convertible Notes"). The loan agreement that governed the Senior Notes was amended and restated to reflect the terms of the substituted Series A Convertible Notes and the Series B Convertible Notes, including the elimination of most financial covenants. The principal amount of the Convertible Notes is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years and 12% for the final three years of the term and will be paid quarterly. The terms of the two series of Convertible Notes are identical except for the conversion price ($1.016 for the Series A

                  Convertible Notes, the average closing price for the Company's common stock for the 5 days prior to the closing and $2.032 for the Series B Convertible Notes).

         (c) The Investors purchased the Series A Convertible Notes from the Original Noteholders for a price of $3,000,000.

         (d) The Company issued an additional $1,000,000 of Series A Convertible Notes to the Investors for an additional payment of $1,000,000, the proceeds of which were used to reduce short-term debt.

         (e) The Investors, the Original Noteholders and the Company entered into a Registration Rights Agreement pursuant to which the shares of the Company's common stock issuable upon conversion of the Preferred Stock and the Convertible Notes may be registered for resale with the Securities and Exchange Commission ("SEC").

           The Company cannot be compelled to redeem the Preferred Stock for cash at any time. As the interest on the Convertible Notes increases over the term of the Convertible Notes, the Company records the associated interest expense on a straight-line basis, giving rise to accrued interest over the early term of the Convertible Notes.

           As a result of the debt restructuring described above, the Company has taken a charge of $628,000 recorded in other expense in the second quarter of 2004, representing the unamortized balance of the original issue discount and deferred financing costs related to the original private placement of the Senior Notes.

         Costs incurred relative to the aforementioned transactions amounted to approximately $592,000. Of this amount, $420,000 has been accounted for as deferred financing costs and is being amortized over the term of the new financing agreements. The remaining $172,000 has been accounted for as a reduction in paid-in capital. These amounts have been allocated based on the proportion of debt to equity raised in the aforementioned transactions.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, intangible assets, insurance reserves, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies reflect more significant judgments and estimates used in the preparation of its consolidated financial statements.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS
         The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. The Company estimates allowances for doubtful accounts by evaluating past due aging trends, analyzing customer payment histories and assessing market conditions relating to its customers operations and financial condition. Such allowances are developed principally for specific customers. As of December 31, 2004, the Company has estimated that an allowance for doubtful accounts of $1,330,000 is needed to cover the current receivable base. As a result of this estimate, the Company recorded $867,000 of expense in 2004 related to the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.

         REVENUE RECOGNITION
         Revenue is recognized when pervasive evidence of an arrangement exists, the price to the customer is fixed or determinable and collection is reasonably assured. The Company interprets the timing of revenue recognition to be when services are rendered to customers, and expenses are recognized as incurred. This policy applies to all of the Company's same-day, time-critical delivery service options, including Rush, Scheduled, Facilities Management and Dedicated Contract Logistics. Certain customers pay in advance, giving rise to deferred revenue. This policy is consistent with prior years and as such, the increase in revenue from 2003 relates solely to additional sales volume.

         GOODWILL
         The value of the Company's goodwill is significant relative to total assets and stockholders' equity. The Company reviews goodwill for impairment on, at least, an annual basis using several fair-value based tests, which include, among others, a discounted cash flow and terminal value computation as well as comparing the Company's market capitalization to the book value of the Company. The discounted cash flow and terminal value computation is based on management's estimates of future operations. During 2004, an annual impairment test was performed and the Company determined that there was no impairment of goodwill. As such, there was no impact on the 2004 statement of operations related to goodwill. Changes in business conditions or interest rates could materially impact management's estimates of future operations and consequently the Company's evaluation of fair value, and this could result in an impairment of goodwill. Such impairment, if any, could have a significant impact on the Company's reported results from future operations and financial condition. Examples of changes in business conditions include, but are not limited to, bankruptcy or loss of a significant customer, a significant adverse change in regulatory factors, a loss of key personnel, increased levels of competition from companies with greater financial resources than the Company and margin erosion caused by the Company's inability to increase prices to its customers at the same rate as that of the associated cost increases.

         INSURANCE RESERVES
         The Company insures certain of its risks through insurance policies, but retains risk as a result of its deductibles related to such insurance policies. The Company's deductible for workers' compensation is $500,000 per loss. The deductible for employee health medical costs is $150,000 per loss. Effective July 1, 2003, automobile liability coverage is maintained for covered vehicles through a fully-insured indemnity program with no deductible. The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts. As of December 31, 2004, the Company has accrued approximately $2,229,000 for estimated losses incurred but not reported. The Company has also accrued $195,000 for incurred but unpaid employee health medical costs as of December 31, 2004.

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

RESULTS OF OPERATIONS 2004 COMPARED WITH 2003

The following discussion compares the Company's results of operations for the year ended December 31, 2004 and the year ended December 31, 2003.

INCOME AND EXPENSE AS A PERCENTAGE OF REVENUE

                                                    For the Years Ended
                                                        December 31,
                                                -----------------------------
                                                   2004             2003
                                                ------------     ------------

         Revenue                                     100.0%           100.0%

         Gross profit                                 18.9%            19.7%

         Selling, general and
            administrative expenses                   15.7%            16.9%
         Depreciation and amortization                 0.5%             0.5%
         Other expense (income), net                   0.3%           (0.9%)
         Interest expense                              0.9%             1.5%

         Net income                                    0.8%             1.0%


REVENUE

Revenue for the year ended December 31, 2004 increased by $31,641,000, or 19.1%, to $197,724,000 from $166,083,000 for the year ended December 31, 2003. The increase was due to new customers as well as a higher volume of business from existing customers. The revenue growth reflected the launch of the Company's nationwide business development program and its ability to expand into new markets with its existing customer base, partially offset by the business interruptions during the year related to hurricanes in the southeast and the presidential conventions in New York City and Boston.

COST OF REVENUE

Cost of revenue consisted primarily of independent contractor delivery costs, other direct pick-up and delivery costs and the costs of dispatching rush demand messengers. These costs increased by $26,922,000, or 20.2%, from $133,348,000 for 2003 to $160,270,000 in 2004. Stated as a percentage of revenue, these costs increased to 81.1% for 2004 compared to 80.3% for 2003. The increase in cost of revenue stated as a percentage of revenue was due primarily to increased cost of utilizing independent contractors (direct delivery costs increased by 3.3% as a percentage of revenue). This increase in cost of sales as a percentage of revenue was partially offset by:

         o A $350,000 reversal of the direct labor vacation accrual due to a change in the vacation policy effective December 31, 2004.
         o        A decrease in Company delivery vehicle expenses of $235,000.
         o        A reduction in cargo claims of $148,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("SG&A")

SG&A included costs to support the Company's sales effort and the expense of maintaining facilities, information systems, financial, legal and other administrative functions. SG&A increased by $2,969,000, or 10.6%, from $28,136,000 in 2003 to $31,105,000 in 2004. As a percentage of revenue, SG&A decreased to 15.7% in 2004 compared to 16.9% of revenue in 2003. The overall increase in SG&A was due primarily to the following factors:

         o A $2,146,000 increase in compensation expense which included the addition of approximately 20 new employees in our administrative, sales and information technology departments and higher incentive compensation as compared to 2003.

         o        A $459,000 increase in premises rent.
         o A $437,000 increase in the provision for doubtful accounts, primarily due to increased sales volume in 2004.
         o Other increases in SG&A primarily related to computer costs, utilities, travel expenses and office supplies.

The above factors were partially offset by the following:

         o A $541,000 decrease in professional fees, primarily due to a reduction in legal fees.
         o A $535,000 reversal of the SG&A vacation accrual due to a change in the vacation policy effective December 31, 2004.
         o        A $317,000 reduction in medical claims.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased by $295,000, or 39.0%, from $756,000 for 2003 to $1,051,000 for 2004. Factors driving such increase included the amortization of the First Choice customer list and the depreciation of the Company's new People Soft financial system.

OTHER EXPENSE (INCOME), NET

Other expense (income), net, had a net change of $2,097,000, to $601,000 of expense in 2004 from $1,496,000 of income in 2003. The 2004 other expense was mainly due to the write-off of deferred financing costs and original issue discount related to the original Senior Notes which were restructured on April 14, 2004. The Company recorded a gain included in other expense (income), net, of $1,034,000 during the year ended December 31, 2003 as a result of the exchange of the Sureway Note Receivable discussed elsewhere herein. Also included in other income for 2003 was a $220,000 World Trade Center Recovery Grant received by one of the Company's New York City facilities and $149,000 of interest income on the Mid-West note receivable discussed in Note 3 to the Company's audited consolidated financial statement contained herein.

INTEREST EXPENSE

Interest expense decreased by $675,000 from $2,534,000 in 2003 to $1,859,000 in 2004. This decrease was primarily due to the restructuring of the Senior Notes. See Liquidity and Capital Resources - Long-term Debt included elsewhere herein.

PROVISION FOR INCOME TAXES

The provision for income taxes was 44% of pre-tax income in 2004 compared to 40% of pre-tax income in 2003. The increase in the provision for 2004 was primarily due to an increase in state income taxes.

RESULTS OF OPERATIONS 2003 COMPARED WITH 2002

The following discussion compares the Company's results of operations for the year ended December 31, 2003 and the year ended December 31, 2002.

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


REVENUE

Revenue for the year ended December 31, 2003 increased by $8,851,000, or 5.6%, to $166,083,000 from $157,232,000 for the year ended December 31, 2002. An increase in volume from new and existing customers contributed to such revenue increase, partially offset by certain price reductions granted to extend customer contracts. The revenue growth reflected the launch of our nationwide business development program and our ability to expand into new markets with our existing customer base.

COST OF REVENUE

Cost of revenue consisted primarily of independent contractor delivery costs, other direct pick-up and delivery costs and the costs of dispatching rush demand messengers. These costs increased by $6,196,000, or 4.9%, from $127,152,000 for 2002 to $133,348,000 in 2003. Stated as a percentage of revenue, these costs decreased to 80.3% for 2003 compared to 80.9% for 2002. The decrease in cost of revenue stated as a percentage of revenue was due primarily to increased cost of independent contractors. While the cost of this labor was more expensive (delivery costs increased by 2.6% as a percentage of revenue), workers compensation insurance costs and company delivery vehicle expenses have decreased by 2.3% and 1.1% as a percentage of revenue, respectively. The decrease in insurance costs was partially attributable to the change in auto liability coverage to a fully-insured indemnity program in July 2003 and significantly fewer Company-owned vehicles in service. This net reduction in cost of sales as a percentage of revenue was partially offset by additional cargo claims of approximately $800,000.

SG&A

SG&A included costs to support the Company's sales effort and the expense of maintaining facilities, information systems, financial, legal and other administrative functions. SG&A increased by $2,644,000, or 10.4%, from $25,492,000 in 2002 to $28,136,000 in 2003. As a percentage of revenue, SG&A increased to 16.9% in 2003 compared to 16.2% of revenue in 2002. The increase in SG&A was due primarily to the following factors:

         o        A $794,000 increase in the provision for doubtful accounts.
                  Refer to the "Liquidity and Capital Resources" section of Item 7 of this Annual Report for discussion of the increased accounts receivable balance at December 31, 2003.
         o A $672,000 increase in professional fees, primarily related to an increase in the legal accrual related to certain unresolved claims.
         o A $516,000 increase in premises rent due to the addition of 13 leased facilities during 2003.
         o Additional increases in SG&A were primarily attributable to an increase in property and corporate umbrella insurance costs, office maintenance and expenses, data communications, computer costs and other indirect expenses.
         o The above factors were partially offset by a $861,000 reduction in compensation expense which includes reduced staffing, lower incentive compensation and the reversal of previously recorded severance benefits.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased by $417,000, or 35.5%, from $1,173,000 for 2002 to $756,000 for 2003. Factors driving such reduction included the full depreciation of certain computer equipment and vehicles, coupled with reduced capital expenditures in 2001 and 2002.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, had a net change of $1,702,000, to $1,496,000 of income in 2003 from $206,000 of expense in 2002. In February 1999, the Company became obligated for seller-financed acquisition debt of $1,650,000 related to the acquisition of Gold Wings. As of February 28, 2003, the note had a remaining principal balance of $1,034,000 (the "CDL/Gold Note"). On February 28, 2003, the Company completed a series of related transactions with GMV Express, Inc. ("GMV"), Richard Gold (a principal of GMV) ("Gold") and his affiliates, and Global Delivery Systems LLC ("Global") and its subsidiary, Sureway Worldwide LLC ("Sureway Worldwide"). The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold is that the Company assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that the Company is now relieved of its $1,034,000 liability for the CDL/Gold Note and the Company has no further rights to the Note Receivable. In addition, the Company received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, the Company recorded a gain of $1,034,000 during the year ended December 31, 2003, included within Other (Income) Expense, net.

Also included in other income for 2003 was a $220,000 World Trade Center Recovery Grant received by one of the Company's New York City facilities and $149,000 of interest income on the Mid-West note receivable discussed in Note 3 to the Company's audited consolidated financial statements included elsewhere in this Annual Report. The expense in 2002 related to a $300,000 increase in the allowance for the stockholder note receivable.

INTEREST EXPENSE

Interest expense decreased by $200,000 from $2,734,000 in 2002 to $2,534,000 in 2003. This decrease was primarily due to the extinguishment of the CDL/Gold Note in the first quarter of 2003 and the reduction of interest rates on certain seller-financed debt which was renegotiated in April 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased by $6,256,000 from $1,807,000 as of December 31, 2003 to $8,063,000 as of December 31, 2004. The increase was primarily the result of an increase in the net accounts receivable balance of $2,762,000 due to revenue growth and the impact of the April 14, 2004 debt restructuring which resulted in a $2,098,000 decrease in the current portion of long-term debt. Other factors include a $2,283,000 reduction in accrued expenses, partially offset by a $1,551,000 increase in accounts payable and a decrease in cash and cash equivalents of $1,080,000 at December 31, 2004.

           Cash and cash equivalents decreased by $1,080,000 during 2004. Cash of $221,000 was provided by operating activities, primarily due to lower prepaid insurance through the insurance financing arrangement at December 31, 2004. Cash of $915,000 was used in investing activities, the majority of which relates to the purchase of additional hardware, scanners and customizations to the Company's new PeopleSoft financial system. Cash of $386,000 was used in financing activities primarily for $2,996,000 of debt repayments and restructuring costs, partially offset by $1,000,000 of proceeds from the April 14, 2004 debt restructuring and $1,610,000 of proceeds from the rights offering.

           Capital expenditures amounted to $935,000, $968,000 and $522,000 for the years ended December 31, 2004, 2003 and 2002, respectively. These expenditures related primarily to enhanced and expanded information systems capability and upgraded Company facilities in the ordinary course of business. Increased expenditures in 2003 and 2004 related to the purchase, implementation and customization of the PeopleSoft financial system. Capital expenditures of approximately $1,000,000 are anticipated for the year ending December 31, 2005.

Short-term borrowings -

           At December 31, 2004, short-term borrowings totaled $4,809,000 consisting of a line of credit balance of $4,190,000 and $619,000 of outstanding borrowings related to the insurance financing arrangements discussed below. At December 31, 2003, short-term borrowings totaled $5,767,000 consisting of a line of credit balance of $4,536,000 and $1,231,000 of outstanding borrowings related to the insurance financing arrangements entered into in 2003.

         As of June 27, 2002, CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division ("Summit"), entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points

(5.50% at December 31, 2004) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (4.56% at December 31, 2004). The Company expects that it will negotiate an extension or replacement of the Fleet Facility on terms at least as favorable as the current terms, before the June 2005 expiration date. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. As of December 31, 2004, outstanding borrowings were $4,190,000 and the maximum borrowings outstanding under the Fleet Facility during the year were $7,909,000. As of December 31, 2004, the Company had total cash on hand and borrowing availability of $5,466,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $5,748,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants, as amended, as of December 31, 2004.

Insurance Financing Agreements -

           In connection with the renewal of certain of the Company's insurance policies, CD&L entered into an agreement to finance annual insurance premiums. A total of $1,382,000 was financed through this arrangement as of December 31, 2004. Monthly payments, including interest, amount to $156,000. The interest rate is 3.2% and the note matures in April 2005. The related annual insurance premiums were paid to the various insurance companies at the beginning of each policy year. The outstanding debt amount of $619,000 at December 31, 2004 (and $1,231,000 at December 31, 2003) is included in short-term borrowings. The corresponding prepaid insurance has been recorded in prepaid expenses and other current assets.

The following tables summarize our contractual and commercial obligations as of December 31, 2004:


                                                                       PAYMENTS DUE BY PERIOD
                                           -------------------------------------------------------------------------------
                                                                                                   2009-
CONTRACTUAL OBLIGATIONS                       2005         2006          2007         2008      THEREAFTER       TOTAL
(IN THOUSANDS)                                ----         ----          ----         ----      ----------       -----

Long-term debt                                 $485         $520        $528           $533         $8,228     $10,294

Capital leases                                   $2           $2          $1             $-             $-          $5
                                           -------------------------------------------------------------------------------

   Total long-term debt                        $487         $522        $529           $533         $8,228     $10,299

Operating leases (Primarily for              $3,928       $3,179      $1,907           $956           $638     $10,608
   facilities)


Other Contractual Obligations:

The Company has entered into employment agreements with its key executives which under certain change in control circumstances could result in total cash payments of as much as approximately $4 million. See Item 11.

                                                                  AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                           --------------------------------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS
(IN THOUSANDS)                                                                                  2009-
                                               2005         2006          2007         2008    THEREAFTER         TOTAL
                                               ----         ----          ----         ----    ----------         -----
Working Capital Facility                    $15,000           $-            $-           $-         $-          $15,000
(Including Standby Letters of Credit)

Standby Letter of Credit                     $5,748          (A)           (A)          (A)        (A)             (A)


(A) The Company is required to provide a standby letter of credit per the terms of its current captive insurance program. The values of future standby letters of credit will vary depending on future insurance premiums.

LONG-TERM DEBT:

           On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes (the "Senior Notes") and warrants with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and were subordinate to all senior debt including the Company's Fleet Facility. For description of the Fleet Facility, see "Liquidity and Capital Resources". Under the terms of the Senior Notes, as amended, the Company was required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement.

         At March 31, 2004, the Company owed principal of $11,000,000 on the Senior Notes. On April 14, 2004, an agreement was reached among the Company, the Original Noteholders and the Investors as to the financial restructuring of the Senior Notes. The Original Noteholders agreed to convert a portion of the existing debt due from CD&L into equity and to modify the terms of the Senior Notes if the Investors purchased a portion of the note and accepted similar modifications. The nature of the restructuring is as follows:

         (a) The Original Noteholders exchanged Senior Notes in the aggregate principal amount of $4,000,000 for shares of the Preferred Stock, with a liquidation preference of $4,000,000. The Preferred Stock is convertible into 3,937,008 shares of Common Stock, does not pay dividends (unless dividends are declared and paid on the Common Stock) and is redeemable by the Company for the liquidation value. The conversion price is $1.016 per share which was equal to the average closing price for the Company's common stock for the 5 days prior to the closing. Holders of the Preferred Stock have the right to elect two directors.

         (b) The Original Noteholders and the Company amended the terms of the $7,000,000 balance of the Senior Notes, and then exchanged the amended notes for the new notes, which consist of two series of convertible notes, the Series A Convertible Notes in the principal amount of $3,000,000 and the Series B Convertible Notes in the principal amount of $4,000,000. The loan agreement that governed the Senior Notes was amended and restated to reflect the terms of the substituted Series A Convertible Notes and the Series B Convertible Notes, including the elimination of most financial covenants. The principal amount of the Convertible Notes is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years and 12% for the final three years of the term and will be paid quarterly. The terms of the two series of Convertible Notes are identical except for the conversion price ($1.016 for the Series A Convertible Notes, the average closing price for the Company's common stock for the 5 days prior to the closing and $2.032 for the Series B Convertible Notes).

         (c) The Investors purchased the Series A Convertible Notes from the Original Noteholders for a price of $3,000,000.

         (d) The Company issued an additional $1,000,000 of Series A Convertible Notes to the Investors for an additional payment of $1,000,000, the proceeds of which were used to reduce short-term debt.

         (e) The Investors, the Original Noteholders and the Company entered into a Registration Rights Agreement pursuant to which the shares of the Company's common stock issuable upon conversion of the Preferred Stock and the Convertible Notes may be registered for resale with the SEC.

The Company cannot be compelled to redeem the Preferred Stock for cash at any time. As the interest on the Convertible Notes increases over the term of the Convertible Notes, the Company records the associated interest expense on a straight-line basis, giving rise to accrued interest over the early term of the Convertible Notes.

         As a result of the debt restructuring described above, the Company has taken a charge of $628,000 recorded in other expense in the second quarter of 2004, representing the unamortized balance of the original issue discount and deferred financing costs related to the original private placement of the Senior Notes.

         Costs incurred relative to the aforementioned transactions amounted to approximately $592,000. Of this amount, $420,000 has been accounted for as deferred financing costs and is being amortized over the term of the new financing agreements. The remaining $172,000 has been accounted for as a reduction in paid-in capital. These amounts have been allocated based on the proportion of debt to equity raised in the aforementioned transactions.

Long-term debt consisted of the following (in thousands)   -

                                                                                              DECEMBER 31,
                                                                                  ---------------------------------------
                                                                                          2004                2003
                                                                                  -------------------  ------------------

  Senior Subordinated Notes, net of unamortized discount of $0 and $377,
      respectively.                                                                                $-             $10,623
  Series A Convertible Subordinated Notes                                                       4,000                   -
  Series B Convertible Subordinated Notes                                                       4,000                   -
  Capital lease obligations due through July 2007 with interest at rates ranging
      from 8.0% to 11.5% and collateralized by the related property.                                5                  76
  Seller-financed debt for acquisitions, payable in monthly installments through
      May 2009. Interest is payable at rates ranging between 7.0% and 9.0%.                     2,294               3,671
                                                                                   -------------------  ------------------
                                                                                               10,299              14,370
  Less - Current maturities                                                                      (487)             (2,585)
                                                                                   -------------------  ------------------
                                                                                               $9,812             $11,785
                                                                                   ===================  ==================


           The aggregate annual principal maturities of debt (excluding capital lease obligations) as of December 31, 2004 are as follows (in thousands) -

2005                                                                  485
2006                                                                  520
2007                                                                  528
2008                                                                  533
2009 and thereafter                                                 8,228
                                                             -------------------

  Total                                                           $10,294
                                                             ===================


           The Company leases certain transportation and warehouse equipment under capital lease agreements that expire at various dates. At December 31, 2004, minimum annual payments under capital leases, including interest, are as follows (in thousands) -

2005                                                                 $2
2006                                                                  2
2007                                                                  1
2008                                                                  -
2009                                                                  -
                                                              ------------------
  Total minimum payments                                              5
Less - Amounts representing interest                                  -
                                                              ------------------
  Net minimum payments                                                5
Less - Current portion of obligations under capital leases           (2)
                                                              ------------------
  Long-term portion of obligations under capital leases              $3
                                                              ==================

            The Company had an accumulated deficit of ($5,563,000) as of December 31, 2004. On numerous occasions, The Company has had to amend and obtain waivers of the terms of its credit facilities and senior debt as a result of covenant violations or projected covenant violations or for other reasons. On April 14, 2004, the Company restructured its senior debt. The restructuring included an agreement among the Company, its lenders, members of CD&L management and others which improved the Company's short-term liquidity and reduced interest expense. The restructuring eased the financial covenants to which we are subject. However, if we were to fail to meet such covenants in the future, there can be no assurances that the Company's lenders will agree to waive any future covenant violations, renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

           Management believes that cash flows from operations and its borrowing capacity are sufficient to support the Company's operations and general business and capital requirements for at least the next twelve months. Such conclusions are predicated upon sufficient cash flows from operations and the continued availability of a revolving credit facility. The risks associated with cash flows from operations are mitigated by the Company's low gross profit margin. Unless extraordinary, decreases in revenue should be accompanied by corresponding decreases in costs, resulting in minimal impact to liquidity. The risks associated with the revolving credit facility are as discussed above.

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

         In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). During 2004, the provisions of SFAS 150 were followed in determining the equity classification of preferred shares issued in relation to the April 14, 2004 debt restructuring.

         In December 2003, FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("Revised FIN 46") was issued. The Company does not believe that it has any relationships with variable interest entities that will be subject to the requirements of the Revised FIN 46.

         In December 2003, SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Revised SFAS 132") was issued. This Statement revises employers' disclosures about pension plans and other post-retirement benefit plans. The provisions of the Revised SFAS 132 is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of the Revised SFAS 132 did not have a material impact on the financial position or results of operations of the Company.

         In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") was issued. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Statement 123, as originally issued in 1995, established as preferable a fair-value based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value based method been used. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. Public entities (other than those filings as small business issuers) will be required to apply SFAS 123(R) as of the first annual reporting period that begins after June 15, 2005. As the Company currently applies the guidance in Opinion 25, this SFAS 123(R) will be adopted in the first quarter of 2006 and will result in additional compensation expense in the Consolidated Statement of Operations.

         In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153") was issued. SFAS 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. As of December 31, 2004, the Company is not involved in any exchanges of nonmonetary assets.

INFLATION

         While inflation has not had a material impact on the Company's results of operations for the last three years, recent fluctuations in fuel prices can and do affect the Company's operating costs.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the effect of changing interest rates. At December 31, 2004, the Company's debt consisted of approximately $10,918,000 of fixed rate debt with a weighted average interest rate of 8.25% and $4,190,000 of variable rate debt with a weighted average interest rate of 4.59%. The variable rate debt consists of borrowings of revolving line of credit debt at the bank's prime rate plus 25 basis points (5.50% at December 31, 2004). If interest rates on variable rate debt were to increase by 46 basis points (one-tenth of the weighted average interest rate at December 31, 2004), the net impact to the Company's results of operations and cash flows for the year ended December 31, 2004 would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $19,000. Maximum borrowings of revolving line of credit debt during the year ended December 31, 2004 were $7,909,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                 Page
                                                                                                                 ----
Reports of Independent Registered Public Accounting Firm........................................................  30

Consolidated Balance Sheets as of December 31, 2004 and 2003....................................................  32

Consolidated Statements of Operations For The Years Ended December 31, 2004, 2003 and
    2002........................................................................................................  33

Consolidated Statements of Changes in Stockholders' Equity For The Years Ended December 31,
    2004, 2003 and 2002.........................................................................................  34

Consolidated Statements of Cash Flows For The Years Ended December 31, 2004, 2003 and
    2002........................................................................................................  35

Notes to Consolidated Financial Statements......................................................................  36


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of CD&L, Inc.:


We have audited the accompanying consolidated balance sheet of CD&L, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2004 listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of CD&L, Inc. and Subsidiaries as of December 31, 2004, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 /s/ J.H.Cohn LLP


Roseland, New Jersey
April 14, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of CD&L, Inc.:


We have audited the accompanying consolidated balance sheets of CD&L, Inc. and subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. Our audit also included the financial statement schedule for the years ended December 31, 2003 and 2002, listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CD&L, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP


New York, New York
March 26, 2004 (except with respect to the matters discussed in Notes 8 and 14, as to which the date is April 14, 2004)

                           CD&L, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                     ASSETS
                                                                                               DECEMBER 31,
                                                                                   -------------------------------------
                                                                                         2004               2003
                                                                                   -----------------  ------------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                                         $617              $1,697
  Accounts receivable, less allowance for doubtful accounts of $1,330
     and $872 in 2004 and 2003, respectively (Note 8)                                      21,548              18,786
  Deferred income taxes (Notes 2 and 10)                                                    1,248               1,542
  Prepaid expenses and other current assets (Note 4)                                        3,606               2,526
                                                                                  ------------------  ------------------
     Total current assets                                                                  27,019              24,551

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 5)                                   1,627               1,446
GOODWILL, net (Notes 2, 3 and 6)                                                           11,531              11,531
OTHER INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS, net (Notes 2, 3 and 6)                1,737                 437
NOTE RECEIVABLE AND SECURITY DEPOSITS (Note 3)                                                828               2,235
DEFERRED INCOME TAXES (Notes 2 and 10)                                                          -                 152
                                                                                  ------------------  ------------------
           Total assets                                                                   $42,742             $40,352
                                                                                  ==================  ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 8)                                                            $4,809             $5,767
  Current maturities of long-term debt (Notes 2 and 8)                                         487              2,585
  Accounts payable                                                                           4,200              2,649
  Accrued expenses and other current liabilities (Note 7)                                    9,460             11,743
                                                                                   -----------------  ------------------
     Total current liabilities                                                              18,956             22,744

LONG-TERM DEBT, net of current maturities (Notes 2 and 8)                                    9,812             11,785
DEFERRED INCOME TAXES (Notes 2 and 10)                                                       1,100                  -
OTHER LONG-TERM LIABILITIES                                                                    270                240
                                                                                   -----------------  ------------------
           Total liabilities                                                                30,138             34,769
                                                                                   -----------------  ------------------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY (Notes 12, 13 and 14):
  Preferred stock, $.001 par value; 2,000,000 shares authorized; 393,701
  shares issued and outstanding at December 31, 2004                                         4,000                  -
  Common stock, $.001 par value; 30,000,000 shares authorized,
     9,385,678 and 7,688,027 shares issued in 2004 and 2003, respectively                        9                  8
  Additional paid-in capital                                                                14,320             12,883
  Treasury stock, 29,367 shares at cost                                                       (162)              (162)
  Accumulated deficit                                                                       (5,563)            (7,146)
                                                                                   -----------------  ------------------
      Total stockholders' equity                                                            12,604              5,583
                                                                                   -----------------  ------------------
            Total liabilities and stockholders' equity                                     $42,742            $40,352
                                                                                   =================  ==================


   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                -------------------------------------------------------------
                                                                       2004                  2003                2002
                                                                -------------------     ---------------    ------------------
      Revenue (Note 2)                                                 $197,724               $166,083            $157,232
      Cost of revenue (exclusive of depreciation and
        amortization)                                                   160,270                133,348             127,152
                                                                -------------------    ----------------    ------------------

        Gross profit                                                     37,454                 32,735              30,080
                                                                -------------------    ----------------    ------------------

      Selling, general and administrative expenses                       31,105                 28,136              25,492
      Depreciation and amortization                                       1,051                    756               1,173
        Other expense (income), net (Notes 3  and
          15)                                                               601                 (1,496)                206
        Interest expense                                                  1,859                  2,534               2,734
                                                                -------------------    ----------------    ------------------

                                                                         34,616                 29,930              29,605
                                                                -------------------    ----------------    ------------------

      Income before provision for income taxes                            2,838                  2,805                 475

      Provision for income taxes
       (Notes 2 and 10)                                                   1,255                  1,122                 190
                                                                -------------------    ----------------    ------------------

         Net income                                                      $1,583                 $1,683                $285
                                                                ===================    ================    ==================

      Net income per share (Note 2):
        Basic                                                             $.20                  $.22                 $.04
        Diluted                                                            .11                   .21                  .03

      Basic weighted average common
        shares outstanding                                                7,737                  7,659               7,659
                                                                ===================    ================    ==================
      Diluted weighted average common
        shares outstanding                                               14,513                  8,174               8,167
                                                                ===================    ================    ==================

   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           CD&L, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                 Preferred Stock          Common    Stock      Additional                                  Total
                              -----------------------  -----------------------  Paid-in    Treasury     Accumulated   Stockholders'
                                 Shares     Amount        Shares     Amount     Capital      Stock        Deficit         Equity
                              ------------------------------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 2001                -        $-      7,658,660        $8     $12,883      ($162)        ($9,114)         $3,615
Net income                               -         -              -         -           -           -             285            285
                              ------------------------------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 2002                -         -      7,658,660         8      12,883       (162)         (8,829)          3,900
Net income                               -         -              -                     -           -           1,683          1,683
                              ------------------------------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 2003                -         -      7,658,660         8      12,883       (162)         (7,146)          5,583
Senior Debt restructuring          393,701     4,000              -         -       (172)                                      3,828
Rights offering                          -         -      1,697,651         1       1,609                                      1,610
Net income                               -         -              -         -           -           -           1,583          1,583
                              ------------------------------------------------------------------------------------------------------
BALANCE AT
        DECEMBER 31, 2004          393,701    $4,000      9,356,311        $9     $14,320      ($162)        ($5,563)        $12,604
                              ======================================================================================================


   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                                -------------------------------------------------
                                                                                     2004              2003            2002
                                                                                ----------------  ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $1,583            $1,683             $285
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities -
  Non-cash extinguishment of debt                                                         -            (1,034)               -
  Gain on disposal of equipment and leasehold improvements                              (16)              (96)            (119)
  Depreciation, amortization and deferred financing amortization                      1,244             1,154            1,358
  Deferred financing charge/original issue discount (OID) write-off                     628                 -                -
  Allowance for doubtful note receivable                                                  -                 -              300
  Allowance for doubtful accounts                                                       458               629             (165)
  Deferred income tax expense (benefit)                                               1,546              (121)            (737)
  Changes in operating assets and liabilities
      (Increase) decrease in -
          Accounts receivable                                                        (3,220)           (4,506)             333
          Prepaid expenses and other current assets                                  (1,080)           (1,942)           1,378
          Note receivable from stockholder, security deposits and other assets         (220)             (357)              65
      Increase (decrease) in -
          Accounts payable and accrued liabilities                                     (732)            2,223            1,029
          Other long-term liabilities                                                    30               (29)             138
                                                                                ----------------  ---------------  --------------

                 Net cash provided by (used in) operating activities                    221            (2,396)           3,865
                                                                                ----------------  ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and leasehold improvements                                     (935)             (968)            (522)
  Proceeds from sale of equipment and leasehold improvements                             20               102              214
                                                                                ----------------  ---------------  --------------

                  Net cash used in investing activities                                (915)             (866)            (308)
                                                                                ----------------  ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments of) proceeds from short-term borrowings                                  (958)            5,767                -
  Repayments of long-term debt                                                       (1,447)           (2,260)          (3,120)
  Proceeds from long-term debt                                                        1,000                 -                -
  Proceeds from rights offering                                                       1,610                 -                -
  Deferred financing costs                                                             (591)                -             (150)
                                                                                ----------------  ---------------  --------------

           Net cash (used in) provided by financing activities                         (386)            3,507           (3,270)
                                                                                ----------------  ---------------  --------------

           Net (decrease) increase in cash and cash equivalents                      (1,080)              245              287
CASH AND CASH EQUIVALENTS, beginning of year                                          1,697             1,452            1,165
                                                                                ----------------  ---------------  --------------
CASH AND CASH EQUIVALENTS, end of year                                                 $617            $1,697           $1,452
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

The Company has an accumulated deficit of ($5,563,000) as of December 31, 2004. As discussed in Note 8, on numerous occasions, the Company has had to amend and obtain waivers of the terms of its credit facilities and senior debt as a result of covenant violations or projected covenant violations or for other reasons. On April 14, 2004, the Company restructured its senior debt. The restructuring included an agreement among the Company, its lenders, members of CD&L management and others which improved the Company's short-term liquidity and reduced interest expense.

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

Cash and Cash Equivalents -

CD&L considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Equipment and Leasehold Improvements -

Equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets subject to capital leases are amortized over the shorter of the terms of the leases or the estimated useful lives of the assets.

Vehicle Maintenance and Repair-

Vehicle maintenance and repair costs are expensed as incurred. Vehicle maintenance and repair expense was $291,000, $331,000 and $528,000 for the years ended 2004, 2003 and 2002, respectively. This expense is included as a component of Cost of Revenue on the Consolidated Statements of Operations. Due to the nature of the Company's operations, the bulk of its vehicles are vans, pick-ups and passenger cars. As such, the Company does not incur significant overhaul expenses that require capitalization.

Goodwill-

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This Statement required that goodwill no longer be amortized over an estimated useful life but be considered as having an indefinite life and tested for impairment on an annual basis. As required by SFAS 142, annual impairment tests were completed at the end of fiscal 2004 and 2003 and the Company determined that there was no impairment.

The carrying amount of the Company's goodwill is significant relative to total assets and stockholders' equity. The Company reviews goodwill for impairment on at least an annual basis using several fair-value based tests, which include, among others, a discounted cash flow and terminal value computation as well as comparing the Company's market capitalization to the book value of the Company. The discounted cash flow and terminal value computation is based on management's estimates of future operations. Changes in business conditions or interest rates could materially impact management's estimates of future operations and consequently the Company's evaluation of fair value, and this could result in an impairment of goodwill. Such impairment, if any, could have a significant impact on the Company's reported results from future operations and financial condition.

Deferred Financing Costs -

The costs incurred to obtain financing, including all related fees, are included in other intangible assets and deferred financing costs in the accompanying consolidated balance sheets and are amortized as interest expense over the term of the related financing, from 3 - 7 years. Such costs are amortized over the term of the related debt agreements using the straight line method, which approximates that of the effective interest method.

Insurance-

The Company insures certain of its risks through insurance policies, but retains risk as a result of its deductibles related to such insurance policies. The Company's deductible for workers' compensation is $500,000 per loss. The deductible for employee health medical costs is $150,000 per loss. Effective July 1, 2003, automobile liability coverage is maintained for covered vehicles through a fully-insured indemnity program with no deductible. The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third-party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts. As of December 31, 2004, the Company has accrued approximately $2,229,000 for estimated losses incurred but not reported. The Company has also accrued $195,000 for incurred but unpaid employee health medical costs as of December 31, 2004.

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

In connection with the renewal of certain of the Company's insurance policies, CD&L entered into an agreement to finance annual insurance premiums. A total of $1,382,000 was financed through this arrangement. Monthly payments, including interest, amount to $156,000. The interest rate is 3.2% and the note matures in April 2005. The related annual insurance premiums were paid to the various insurance companies at the beginning of each policy year. The outstanding debt amount of $619,000 at December 31, 2004 (and $1,231,000 at December 31, 2003) is
included in short-term borrowings. The corresponding prepaid insurance has been recorded in prepaid expenses and other current assets.

The Company also requires its independent contractors to maintain auto insurance coverage as well as workers' compensation or occupational accident insurance.

Significant Customers -

For the year ended December 31, 2004, four customers accounted for 31.0% of revenue. As of December 31, 2004, these customers accounted for 19.9% of gross accounts receivable. For the years ended December 31, 2003 and 2002, two customers accounted for 14.7% and 14.7%, respectively, of revenue and 11.4% of gross accounts receivable as of December 31, 2003.

Revenue Recognition -

Revenue is recognized when pervasive evidence of an arrangement exists, the price to the customer is fixed or determinable and collection is reasonably assured. The Company interprets the timing of revenue recognition to be when services are rendered to customers, and expenses are recognized as incurred. This policy applies to all of the Company's same-day, time-critical delivery service options, including Rush, Scheduled, Facilities Management and Dedicated Contract Logistics. Certain customers pay in advance, giving rise to deferred revenue.

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

Long-Lived Assets -

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which became effective for the Company in 2002, addresses financial accounting and reporting for the impairment or disposal of long-lived assets with definite lives. This Statement extends the reporting requirements to include reporting separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company shall recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The adoption of SFAS No. 144 did not have a material impact on the financial position or results of operations of the Company.

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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The Company's stock options have all been issued with their exercise price at market value at the date of grant. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income and earnings per share is required under the provisions of SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method. The Company will be adopting SFAS 123(R) during the first quarter of 2006. At that time, compensation expense related to the Company's stock-based compensation plans will be recorded over the service period in the financial statements, as required by SFAS 123(R).

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2004, 2003 and 2002- .

                                  2004         2003       2002
                               ---------    ---------  ---------
Risk-free interest rate           3.10%        4.15%      4.30%
Volatility factor                   98%          97%       101%
Expected life                   7 years      7 years    7 years
Dividend yield                     None         None       None
                               ---------    ---------  ---------

The pro forma information regarding net income and income per share is as follows (in thousands, except per share data)-


                                                                     2004               2003              2002
                                                             ----------------   ---------------  ------------------
Net income - as reported                                           $1,583             $1,683             $285
Stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax                         (482)                (5)             (74)
   effects
                                                             ----------------   ---------------  ------------------
Net income - pro forma                                             $1,101             $1,678             $211
                                                             ================   ===============  ==================

Basic income per share:
   Net income per share - as reported                                $.20               $.22             $.04
                                                             ================   ===============  ==================
   Net income per share - pro forma                                  $.14               $.22             $.03
                                                             ================   ===============  ==================

Diluted income per share:
                                                             ----------------   ---------------  ------------------
   Net income per share - as reported                                $.11               $.21             $.03
                                                             ================   ===============  ==================
   Net income per share - pro forma                                  $.09               $.21             $.03
                                                             ================   ===============  ==================

Income Per Share -

Basic net income per share represents net income divided by the weighted average shares outstanding. Diluted net income per share represents net income divided by the weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive common shares.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                                 2004                2003                 2002
                                                       ----------------    ----------------     ---------------
Basic weighted average common
  shares outstanding                                        7,737,084           7,658,660           7,658,660
Effect of dilutive securities:
  Stock options and warrants                                  829,152             515,419             508,751
  Convertible preferred stock                               2,952,758                   -                   -
  Subordinated convertible debentures                       2,952,756                   -                   -
  Seller-financed convertible notes                            41,148                   -                   -
                                                       ----------------    ----------------     ---------------
Diluted weighted average common
  shares outstanding                                       14,512,898           8,174,079           8,167,411
                                                       ================    ================     ===============


The following potentially dilutive common shares were excluded from the computation of diluted net income per share because the exercise or conversion price was greater than the average market price of common shares -

                                             2004          2003          2002
                                         -----------   -----------   -----------
Stock options and warrants                1,774,572     1,863,668     1,889,434
Subordinated convertible debentures       1,476,378             -             -
Seller-financed convertible notes           169,244       352,905       458,083

NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In January 2003, Interpretation No. 46 of the FASB, "Consolidation of Variable Interest Entities" ("FIN 46") was issued. The Company does not believe that it has any relationships with variable interest entities that are subject to the requirements of FIN 46.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company does not have any derivative instruments or hedging activities that are subject to the requirements of SFAS 149.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). During 2004, the provisions of SFAS 150 were followed in determining the equity classification of preferred shares issued in relation to the April 14, 2004 debt restructuring.

In December 2003, FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("Revised FIN 46") was issued. The Company does not believe that it has any relationships with variable interest entities that will be subject to the requirements of the Revised FIN 46.

In December 2003, SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Revised SFAS 132") was issued. This Statement revises employers' disclosures about pension plans and other post-retirement benefit plans. The provisions of the Revised SFAS 132 is effective for financial statements with fiscal years ending after December 15, 2003. The Company does not provide pensions or post-retirement benefits and, as such, is not subject to the requirements of SFAS 132.

In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") was issued. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Statement 123, as originally issued in 1995, established as preferable a fair-value based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25 and use the intrinsic value method, as long as the notes to the financial statements disclosed what net income would have been had the preferable fair-value based method been used. SFAS 123(R) requires that the compensation cost relating to all share-based payment transactions, including employee stock options be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. Public entities (other than those filings as small business issuers) will be required to apply SFAS 123(R) as of the first annual reporting period that begins after June 15, 2005. As the Company currently applies the guidance in Opinion 25, this SFAS 123(R) will be adopted in the first quarter of 2006 and will result in additional compensation expense in the Consolidated Statement of Operations.

In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153") was issued. SFAS 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. As of December 31, 2004, the Company is not involved in any exchanges of nonmonetary assets.


(3) 2004 ACQUISITION:

On March 1, 2004, the Company consummated a transaction providing for the repurchase of certain Indiana-based assets and liabilities sold to First Choice in June 2001. The acquisition included the release of certain noncompete agreements. Consideration for the repurchase included cancellation of a certain note receivable owed by First Choice of approximately $1,600,000 plus a three-year contingent earn-out based on future net revenue generated by the customer accounts repurchased. The majority of the purchase price of the Indiana acquisition on March 1, 2004 related to the value of the customer list. An intangible asset of $1,335,000 (net of $267,000 accumulated amortization) is included in the December 31, 2004 consolidated balance sheet. This asset is being amortized over 5 years.


(4) PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following (in thousands) -

                                                                                        DECEMBER 31,
                                                                        ---------------------------------------------
                                                                               2004                      2003
                                                                        --------------------      -------------------
  Prepaid insurance                                                           $2,277                    $2,092
  Other receivables                                                              219                       150
  Prepaid income taxes                                                           779                       136
  Other                                                                          331                       148
                                                                        --------------------      -------------------

                                                                              $3,606                    $2,526
                                                                        ====================      ===================


(5) EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following (in thousands) -

                                                                                              DECEMBER 31,
                                                                                    ---------------------------------
                                                                   USEFUL LIVES          2004              2003
                                                                   ------------     ----------------  ---------------
Transportation and warehouse equipment                              3-7 years             $1,019            $1,800
Office equipment                                                    3-7 years              1,977             1,362
Furniture and fixtures                                              5-7 years                103               140
Leasehold improvements                                             Lease period              748               720
                                                                                    ----------------  ---------------
                                                                                           3,847             4,022
Less - accumulated depreciation and amortization                                          (2,220)           (2,576)
                                                                                    ----------------  ---------------

                                                                                          $1,627            $1,446
                                                                                    ================  ===============


Depreciation and amortization expense for equipment and leasehold improvements for the years ended December 31, 2004, 2003 and 2002 was approximately $784,000, $756,000 and $1,148,000, respectively.

Leased equipment under capitalized leases (included above) consists of the following (in thousands) -

                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                            2004            2003
                                                                                       ---------------  --------------
Equipment                                                                                        $8             $674
Less - accumulated depreciation                                                                  (4)            (583)
                                                                                       ---------------  --------------
                                                                                                 $4              $91
                                                                                       ===============  ==============

The Company did not incur any capital lease obligations in 2004 or 2003.

(6) GOODWILL, OTHER INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS:

Goodwill consists of the following (in thousands) -

                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                             USEFUL LIVES                   2004            2003
                                                             ------------              ---------------  --------------
Goodwill                                                      Indefinite                    $17,176          $17,176
Less - accumulated amortization and impairment                                               (5,645)          (5,645)
                                                                                       ---------------  --------------
                                                                                            $11,531          $11,531
                                                                                       ===============  ==============


Other intangible assets and deferred financing costs consist of the following (in thousands) -

                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                             USEFUL LIVES                   2004            2003
                                                             ------------              ---------------  --------------
Customer list                                                  5 years                       $1,602               $-
Deferred financing costs and other                           3 - 7 years                        570            1,338
                                                                                       ---------------  --------------
                                                                                              2,172            1,338
Less - accumulated amortization                                                                (435)            (901)
                                                                                       ---------------  --------------
                                                                                             $1,737             $437
                                                                                       ===============  ==============

Deferred financing costs totaled $403,000 as of December 31, 2004 (net of accumulated amortization of $168,000). Amortization of deferred financing costs for the years ended December 31, 2004, 2003 and 2002 was approximately $149,000, $224,000 and $210,000, respectively. Amortization of deferred financing costs has been recorded as interest expense.


Estimated amortization of the customer list and deferred financing costs for the five years subsequent to December 31, 2004 (in thousands)-


2005                                                                   $405
2006                                                                    380
2007                                                                    380
2008                                                                    380
2009                                                                    113


(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following (in thousands) -

                                                                                               DECEMBER 31,
                                                                                       ------------------------------
                                                                                           2004             2003
                                                                                       --------------   -------------
Payroll and related expenses                                                                 $1,911           $2,766
Third party delivery costs                                                                    2,743            2,796
Insurance                                                                                     2,157            2,135
Professional fees                                                                               269              284
Interest                                                                                        216              176
Uninsured personal injury and property damage claims
    (Note 11)                                                                                   774              885
Other                                                                                         1,390            2,701
                                                                                       --------------   -------------
                                                                                             $9,460          $11,743
                                                                                       ==============   =============

(8) SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings -

At December 31, 2004, short-term borrowings totaled $4,809,000 consisting of a line of credit balance of $4,190,000 and $619,000 of outstanding borrowings related to the insurance financing arrangements discussed below. At December 31, 2003, short-term borrowings totaled $5,767,000 consisting of a line of credit balance of $4,536,000 and $1,231,000 of outstanding borrowings related to the insurance financing arrangements entered into in 2003.

As of June 27, 2002, CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division ("Summit"), entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (5.50% at December 31, 2004) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (4.56% at December 31, 2004). The Company expects that it will negotiate an extension or replacement of the Fleet Facility on terms at least as favorable as the current terms, before the June 2005 expiration date. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. As of December 31, 2004, outstanding borrowings were $4,190,000 and the maximum borrowings outstanding under the Fleet Facility during the year were $7,909,000. As of December 31, 2004, the Company had total cash on hand and borrowing availability of $5,466,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $5,748,000 and minimum availability requirements.

Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants, as amended, as of December 31, 2004.

Insurance Financing Agreements -

In connection with the renewal of certain of the Company's insurance policies, CD&L entered into an agreement to finance annual insurance premiums. A total of $1,382,000 was financed through this arrangement as of December 31, 2004. Monthly payments, including interest, amount to $156,000. The interest rate is 3.2% and the note matures in April 2005. The related annual insurance premiums were paid to the various insurance companies at the beginning of each policy year. The outstanding debt amount of $619,000 at December 31, 2004 (and $1,231,000 at December 31, 2003) is included in short-term borrowings. The corresponding prepaid insurance has been recorded in prepaid expenses and other current assets.

Long-Term Debt -

On January 29, 1999, the Company completed a $15,000,000 private placement of senior subordinated notes (the "Senior Notes") and warrants with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company was required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement.

At March 31, 2004, the Company owed $11,000,000 on the Senior Notes. On April 14, 2004, an agreement was reached among the Company, BNP Paribas ("Paribas"), Exeter Venture Lenders, L.P. ("Exeter Venture") and Exeter Capital Partners IV, L.P. ("Exeter Capital") and together with Exeter Venture and Paribas (the "Original Noteholders") and certain members of CD&L management and others ("Investors") as to the financial restructuring of the Senior Notes. The Original Noteholders agreed to convert a portion of the existing debt due from CD&L into equity and to modify the terms of the Senior Notes if the Investors purchased a portion of the notes and accepted similar modifications. The nature of the restructuring is as follows:

         (a) The Original Noteholders exchanged Senior Notes in the aggregate principal amount of $4,000,000 for shares of the Series A Convertible Redeemable Preferred Stock of the

                  Company, par value $.001 per share ("Preferred Stock"), with a liquidation preference of $4,000,000. The Preferred Stock is convertible into 3,937,008 shares of Common Stock, does not pay dividends (unless dividends are declared and paid on the Common Stock) and is redeemable by the Company for the liquidation value. The conversion price is $1.016 per share which was equal to the average closing price for the Company's common stock for the 5 days prior to the closing. Holders of the Preferred Stock have the right to elect two directors.

         (b) The Original Noteholders and the Company amended the terms of the $7,000,000 balance of the Senior Notes, and then exchanged the amended notes for the new notes, which consist of two series of convertible notes, the Series A Convertible Subordinated Notes (the "Series A Convertible Notes") in the principal amount of $3,000,000 and the Series B Convertible Subordinated Notes ("Series B Convertible Notes") in the principal amount of $4,000,000 (collectively, the "Convertible Notes"). The loan agreement that governed the Senior Notes was amended and restated to reflect the terms of the substituted Series A Convertible Notes and the Series B Convertible Notes, including the elimination of most financial covenants. The principal amount of the Convertible Notes is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years and 12% for the final three years of the term and will be paid quarterly. The terms of the two series of Convertible Notes are identical except for the conversion price ($1.016 for the Series A Convertible Notes, the average closing price for the Company's common stock for the 5 days prior to the closing and $2.032 for the Series B Convertible Notes).

         (c) The Investors purchased the Series A Convertible Notes from the Original Noteholders for a price of $3,000,000.

         (d) The Company issued an additional $1,000,000 of Series A Convertible Notes to the Investors for an additional payment of $1,000,000, the proceeds of which were used to reduce short-term debt.

         (e) The Investors, the Original Noteholders and the Company entered into a Registration Rights Agreement pursuant to which the shares of the Company's common stock issuable upon conversion of the Preferred Stock and the Convertible Notes may be registered for resale with the Securities and Exchange Commission ("SEC").

The Company cannot be compelled to redeem the Preferred Stock for cash at any time. As the interest on the Convertible Notes increases over the term of the Convertible Notes, the Company records the associated interest expense on a straight-line basis, giving rise to accrued interest over the early term of the Convertible Notes.

As a result of the debt restructuring described above, the Company has taken a charge of $628,000 recorded in other expense in the second quarter of 2004, representing the unamortized balance of the original issue discount and deferred financing costs related to the original private placement of the Senior Notes.

Costs incurred relative to the aforementioned transactions amounted to approximately $592,000. Of this amount, $420,000 has been accounted for as deferred financing costs and is being amortized over the term of the new financing agreements. The remaining $172,000 has been accounted for as a reduction in paid-in capital. These amounts have been allocated based on the proportion of debt to equity raised in the aforementioned transactions.

Long-term debt consists of the following (in thousands)   -

                                                                                                DECEMBER 31,
                                                                                   --------------------------------------
                                                                                          2004                2003
                                                                                   -------------------  ------------------
  Senior Subordinated Notes, net of unamortized discount of $0 and $377,
      respectively.                                                                               $-              $10,623
  Series A Convertible Subordinated Notes                                                      4,000                   -
  Series B Convertible Subordinated Notes                                                      4,000                   -
  Capital lease obligations due through July 2007 with interest at rates ranging
      from 8.0% to 11.5% and collateralized by the related property.                               5                   76
  Seller-financed debt on acquisitions, payable in monthly installments through
      May 2009. Interest is payable at rates ranging between 7.0% and 9.0%.                    2,294                3,671
                                                                                   -------------------  ------------------
                                                                                              10,299               14,370

  Less - Current maturities                                                                     (487)              (2,585)
                                                                                   -------------------  ------------------
                                                                                              $9,812              $11,785
                                                                                   ===================  ==================

The aggregate annual principal maturities of debt (excluding capital lease obligations) as of December 31, 2004 are as follows (in thousands) -

2005                                                                 $485
2006                                                                  520
2007                                                                  528
2008                                                                  533
2009 and thereafter                                                 8,228
                                                             -------------------

  Total                                                           $10,294
                                                             ===================


The Company leases certain transportation and warehouse equipment under capital lease agreements that expire at various dates. At December 31, 2004, minimum annual payments under capital leases, including interest, are as follows (in thousands) -

2005                                                                $2
2006                                                                 2
2007                                                                 1
2008                                                                 -
2009                                                                 -

                                                                ------------
  Total minimum payments                                             5
Less - Amounts representing interest                                 -
                                                                ------------

  Net minimum payments                                               5
Less - Current portion of obligations under capital leases          (2)
                                                                ------------

  Long-term portion of obligations under capital leases             $3
                                                                ============

(9) EMPLOYEE BENEFIT PLANS:

The Company adopted a 401(k) retirement plan during 1996. Substantially all employees are eligible to participate in the plan and are permitted to contribute an unlimited percentage of their annual salary, subject to Internal Revenue Service discrimination testing limitations. The Company has the right to make discretionary contributions that will be allocated to each eligible participant. The Company did not make discretionary contributions for the years ended December 31, 2004, 2003 and 2002.

(10) INCOME TAXES:

Federal and state income tax provision (benefit) for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands) -

                                                  2004      2003    2002
                                               -------   -------   -----
                    Federal-
                      Current                    ($218)     $903    $673
                      Deferred                   1,170        43    (513)
                    State                          303       176      30

                                               -------   -------   -----


                                                $1,255    $1,122    $190
                                               =======   =======   =====

The components of deferred income tax assets and liabilities are as follows (in thousands) -

                                                                                       DECEMBER 31,
                                                                            -----------------------------------
                                                                                 2004                2003
                                                                            ----------------    ---------------
        Deferred income tax assets -
          Current -
             Allowance for doubtful accounts                                          $532                $349
             Insurance reserves                                                        892                 118
             Net operating loss carry forward                                           15                 384
             Reserves and other, net                                                  (212)                691
             Tax credits                                                                21                   -
                                                                            ----------------    ---------------
                 Total current deferred income tax assets                            1,248               1,542
                                                                            ----------------    ---------------
          Non-current -
             Accumulated depreciation and amortization and other                         -                 152
             Capital loss carry forward                                                776                 776
                                                                            ----------------    ---------------
                 Total non-current deferred income tax assets                          776                 928
                                                                            ----------------    ---------------

        Valuation allowance                                                           (776)               (776)
                                                                            ----------------    ---------------
                  Net deferred income tax assets                                     1,248               1,694
                                                                            ----------------    ---------------

        Deferred income tax liabilities -
          Non-current -
             Accumulated depreciation and amortization                              (1,100)                  -
                                                                            ----------------    ---------------
                 Total non-current deferred income tax liabilities                  (1,100)                  -
                                                                            ----------------    ---------------
                  Net deferred income tax liabilities                               (1,100)                  -
                                                                            ----------------    ---------------
                  Net deferred tax assets                                             $148              $1,694
                                                                            ================    ===============

The Company has recorded a valuation allowance against its deferred tax assets at both December 31, 2004 and 2003, based upon the Company's assessment of its ability to realize such assets.

The differences in Federal income taxes provided and the amounts determined by applying the Federal statutory tax rate (34%) to income before income taxes for the years ended December 31, 2004, 2003 and 2002, result from the following (in thousands) -

                                                      2004      2003    2002
                                                    -------   -------  ------

Tax at statutory rate                                 $965      $954    $161
Add (deduct) the effect of-
  State income taxes, net of Federal benefit           200       116      20
  Reserve on deferred tax asset                          -         -    (190)
  Nondeductible expenses and other, net                111        52     199
  Tax credits                                          (21)        -       -

                                                    -------   -------  ------
  Provision for income taxes                        $1,255    $1,122    $190
                                                    =======   =======  ======

(11) COMMITMENTS AND CONTINGENCIES:

Operating Leases -

The Company leases its office and warehouse facilities under non-cancelable operating leases, which expire at various dates through April 2013. The approximate minimum rental commitments of the Company, under existing agreements as of December 31, 2004, are as follows (in thousands) -

2005                                                                    $3,928
2006                                                                     3,179
2007                                                                     1,907
2008                                                                       956
2009                                                                       432
Thereafter                                                                 206

Rent expense, primarily for facilities, amounted to approximately $7,369,000, $6,973,000 and $6,747,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Litigation -

The Company is, from time to time, a party to litigation arising in the normal course of its business, including claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded liabilities of $774,000 and $885,000 as of December 31, 2004 and 2003, respectively.

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

(12) STOCK OPTION PLANS:

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

Stock Option Plans for Independent Directors -

In September 1995, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1995 Stock Option Plan for Independent Directors (the "Director Plan"). The Director Plan authorizes the granting of nonqualified stock options to non-employee directors of the Company. The Company has reserved 100,000 shares of Common Stock for issuance in connection with the Director Plan. In October 2002 the Board of Directors adopted and the stockholders of the Company approved the 2002 Stock Option Plan for Independent Directors, which provided an additional 100,000 shares for issuance to non-employee directors of the Company. The Director Plan is administered by a committee of the Board of Directors (the "Committee"), none of whom will be eligible to participate in the Director Plan. The Director Plan provided for an initial grant of an option to purchase 1,500 shares of Common Stock upon election as a director of the Company, a second option to purchase 1,000 shares of Common Stock upon the one-year anniversary of such director's election and subsequent annual options for 500 shares of Common Stock upon the anniversary of each year of service as a director. In June 1998 the stockholders of the Company approved amendments to the Director Plan. The amendments replaced the annual stock option grants of the original plan with quarterly grants of 1,250 shares of stock options on the first trading day of each fiscal quarter commencing on October 1, 1997. In August of 1998 and February of 1999, the Committee approved further amendments to the Director Plan. These amendments replaced the time period to exercise vested options after a participating director has served as a director for a period of three consecutive years or more. The Director Plan was amended to provide that in the event any holder, who has served as a director for three or more consecutive years, shall cease to be a director for any reason, including removal with or without cause or death or disability, all options (to the extent exercisable at the termination of the director's service) shall remain exercisable by the holder or his lawful heirs, executors or administrators until the expiration of the ten-year period following the date such options were granted. In June 2004, the stockholders of the Company approved another amendment to the Director Plan, whereby the quarterly grants of 1,250 shares of stock options on the first trading day of each fiscal quarter was replaced with an annual grant of 5,000 shares of stock options on the first trading day of the third quarter each year.

Information regarding the Company's stock option plans is summarized below:

                                                                   WEIGHTED
                                                   NUMBER          AVERAGE
                                                     OF            EXERCISE
                                                   SHARES           PRICE
                                              ---------------  -----------------
   Shares under option:
     Outstanding at December 31, 2001              1,943,716          $3.25

       Granted                                        75,000          $0.52
       Exercised                                           -               -
       Canceled                                      (85,063)         $6.40
                                              ---------------

     Outstanding at December 31, 2002              1,933,653          $3.01

       Granted                                        30,000          $.60
       Exercised                                           -               -
       Canceled                                      (48,456)         $4.90
                                              ---------------

     Outstanding at December 31, 2003              1,915,197          $2.93

       Granted                                     1,350,000          $1.24
       Exercised                                           -          -
       Canceled                                     (203,800)         $1.94

                                              ---------------

     Outstanding at December 31, 2004              3,061,397          $2.25
                                              ===============

   Options exercisable at:
     December 31, 2002                             1,898,487          $3.02
                                              ===============      =============
     December 31, 2003                             1,883,531          $2.96
                                              ===============      =============
     December 31, 2004                             2,146,400          $2.67
                                              ===============      =============

At December 31, 2004, options available for grant under the Employee Stock Compensation Program and the Director Plan total 1,141,103 and 100,000 shares, respectively. The 100,000 shares available for grant under the Director Plan are subject to ratification at the June 2005 stockholder meeting.

The following summarizes information about option groups outstanding and exercisable at December 31, 2004:

                                       OUTSTANDING OPTIONS                                EXERCISABLE OPTIONS
                      -------------------------------------------------------     ------------------------------------
                           NUMBER                                                      NUMBER
                         OUTSTANDING           WEIGHTED           WEIGHTED           EXERCISABLE           WEIGHTED
    RANGE OF                AS OF               AVERAGE           AVERAGE               AS OF              AVERAGE
    EXERCISE            DECEMBER 31,           REMAINING          EXERCISE          DECEMBER 31,           EXERCISE
     PRICES                 2004                 LIFE              PRICE                2004                PRICE
------------------    ------------------    ----------------    -------------     ------------------     -------------
    $0.350 -
        $1.438                167,500              7.20               $0.59             152,500               $0.55
    $1.813 -
       $1.813               1,000,000              9.28               $1.17             333,336               $1.17
    $2.000 -
       $2.625                 762,500              7.03               $1.65             559,167               $1.73
    $2.688 -
       $4.875                 618,085              4.04               $2.39             588,085               $2.40
    $6.000 -
       $13.000                513,312              2.88               $5.62             513,312               $5.62
                      ------------------                                          ------------------

     Totals                 3,061,397              6.48               $2.25           2,146,400               $2.67
                      ==================                                          ==================


(13) EMPLOYEE STOCK PURCHASE PLAN

Effective April 1, 1998, CD&L adopted an Employee Stock Purchase Plan (the "Employee Purchase Plan") which was amended in 1999. The Employee Purchase Plan permitted eligible employees to purchase CD&L common stock at 85% of the closing market price on the last day prior to the commencement or the end of the purchase period. The Employee Purchase Plan provided for the purchase of up to 500,000 shares of common stock. No shares were issued under the Employee Purchase Plan during 2004, 2003 or 2002.

(14) STOCKHOLDER PROTECTION RIGHTS AGREEMENT

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

At December 31, 2004 and 2003, no Rights have been exchanged.

(15) RELATED PARTY TRANSACTIONS:

Leasing Transactions -

Effective as of February 1, 2003, the Company has leased its former vehicle repair facility to a company whose principal is a stockholder and former executive of the Company. During the years ended December 31, 2004 and 2003, the Company made payments for vehicle maintenance and repairs of approximately $87,000 and $226,000, respectively. Additionally, the Company has recorded rental income from this company of approximately $18,000 and $33,000 during the years ended December 31, 2004 and 2003, respectively.

Certain subsidiaries of the Company paid approximately $236,000, $303,000 and $356,000 for the years ended December 31, 2004, 2003 and 2002, respectively, in rent to certain directors, stockholders or companies owned and controlled by directors or stockholders of the Company (other than the transaction noted above). Rent is paid for office, warehouse facilities and transportation equipment. At December 31, 2004 and 2003, the Company owed $3,000 and $12,000, respectively, to related parties in connection with these transactions.


(16) SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest and income taxes (net of refunds received) for the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands) -

                                  2004                2003            2002
                            ------------------  --------------  --------------
  Interest                       $1,369              $1,739          $2,507
  Income taxes                     $731                $899           ($281)

Non-cash financing activities related to capital lease obligations incurred during the years ended December 31, 2004, 2003 and 2002 amounted to $0, $0 and $8,000, respectively.

(17) QUARTERLY FINANCIAL DATA (UNAUDITED):

Unaudited quarterly financial data for the years ended December 31, 2004 and 2003 was as follows (in thousands, except per share amounts) -

                                                                               QUARTER ENDED
                                                  -------------------------------------------------------------------------
                                                     MARCH 31,          JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                                                  ----------------  -----------------  -----------------  -----------------
Year ended December 31, 2004:
  Revenue                                             $46,482           $49,257            $49,705            $52,280
  Gross Profit                                          8,598             9,363              9,367             10,126
  Net Income                                             $169                $8               $492               $914
  Basic Income Per Share                                $.02              $.00               $.06               $.11
  Diluted Income Per Share                              $.02              $.00               $.03               $.06
  Basic Weighted Average Common
        Shares Outstanding                              7,659             7,659              7,659              7,972
  Diluted Weighted Average Common
        Shares Outstanding                              8,238            12,570             18,336             18,907

Year ended December 31, 2003:
  Revenue                                             $40,307           $40,887            $40,846            $44,043
  Gross Profit                                          7,264             7,738              8,297              9,436
  Net Income (a)                                         $606              $222               $442               $413
  Basic Income Per Share                                $.08              $.03               $.06               $.05
  Diluted Income Per Share                              $.07              $.03               $.05               $.05
  Basic Weighted Average Common
        Shares Outstanding                              7,659             7,659              7,659              7,659
  Diluted Weighted Average Common
        Shares Outstanding                              8,170             8,165              8,175              8,205


        (a)In February 1999, the Company became obligated for seller-financed acquisition debt of $1,650,000 related to the acquisition of Gold Wings. As of February 28, 2003, the note had a remaining principal balance of $1,034,000 (the "CDL/Gold Note"). On February 28, 2003, the Company completed a series of related transactions with GMV Express, Inc. ("GMV"), Richard Gold (a principal of GMV) ("Gold") and his affiliates, and Global Delivery Systems LLC ("Global") and its subsidiary, Sureway Worldwide LLC ("Sureway Worldwide"). The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold is that the Company assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that the Company is now relieved of its $1,034,000 liability for the CDL/Gold Note and the Company has no further rights to the Note Receivable. In addition, the Company received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain non-competition agreements. As a result of this transaction, the Company recorded a gain of $1,034,000 during the year ended December 31, 2003, included within Other (Income) Expense, net.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


For information regarding the Company's change in independent registered public accounting firm from Deloitte & Touche LLP to J.H. Cohn LLP, please refer to the Company's Current Report on Form 8-K filed with the SEC on November 5, 2004. The Company has had no disagreements with its independent auditors regarding accounting or financial disclosure matters.


ITEM 9A. CONTROLS AND PROCEDURES

         (a)      Disclosure controls and procedures
                  As of December 31, 2004, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange

                  Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

         (b)      Changes in internal controls over financial reporting
                  There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

The following current reports on Form 8-K were filed during the fourth quarter of 2004.

         o Report on Form 8-K filed on November 5, 2004 concerning the Company's change in its independent registered public accounting firm from Deloitte & Touche LLP to J.H. Cohn LLP which took effect November 5, 2004.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2005 Annual Meeting of Stockholders, except for certain information relating to the Company's executive officers, which is provided in Part I, Item 1A above.

EXECUTIVE OFFICERS

         Information with respect to the Executive Officers of the Company is set forth under the caption "Executive Management" contained in Part I, Item 1 of this report and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2005 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2005 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2005 Annual Meeting of Stockholders.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has been billed the following fees for services rendered by its independent registered public accounting firms during 2004 and 2003 (in thousands):


                                        2004                     2003
                                ---------------------    ---------------------
       Audit fees                          $225                     $227
       Audit-related fees                    20                       38
       Tax fees                             168                      124
       All other fees                        15                        4
                                ---------------------    ---------------------

       Total                               $428                     $393
                                =====================    =====================

         Audit-related fees consist of professional services rendered in conjunction with the Company's various responses to an SEC comment letter. Tax fees primarily relate to the preparation of Federal and state tax returns and tax advice associated with those filings. All other fees include administrative and out-of-pocket expenses incurred by the independent registered public accounting firms.

         The independent registered public accounting firm is engaged each year by the Company's audit committee and as such, all fees are pre-approved by the audit committee at the beginning of each year.

                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(A)(1) FINANCIAL STATEMENTS

         See Item 8. Financial Statements and Supplementary Data.

(A)(2) FINANCIAL STATEMENT SCHEDULES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                           ----
CD&L, INC. AND SUBSIDIARIES:
       Schedule II - Valuation and Qualifying Accounts -
           For the years ended December 31, 2004, 2003 and 2002......      59

         All other schedules called for by Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(A)(3) EXHIBITS

         The Exhibits listed below are filed herewith.


       EXHIBIT
        NUMBER                         DESCRIPTION
       -------                         -----------

         3.1 Second Restated Certificate of Incorporation of CD&L, Inc. (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-97008) and incorporated herein by reference).

         3.2 Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of CD&L, Inc. (filed as Exhibit 3ci to the Company's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

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

         4.3      CD&L, Inc. Stockholder Protection Rights Agreement (filed as
                  Exhibit 4.1 to the Company's Form 8-K dated December 27, 1999 and incorporated herein by reference).

         4.4 Amendment No. 1 to Stockholder Protection Rights Agreement dated April 14, 2004 by and between CD&L, Inc. and American Stock Transfer & Trust Company (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

         4.5 Certificate of Designations, Preferences and Rights of Series A Convertible Redeemable Preferred Stock of CD&L, Inc. (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

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

         10.25 Restructuring and Exchange Agreement dated April 14, 2004 by and among CD&L, Inc., BNP Paribas SA, Exeter Venture Lenders, L.P., Exeter Capital Partners IV, L.P., Albert W. Van Ness, Jr., William T. Brannan, Michael Brooks, Russell J. Reardon, Mark Carlesimo and Matthew Morahan and others (hereinafter "Paribas Restructuring and Exchange Agreement") (filed as
                  Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

         10.26 Amended and Restated $8,000,000 Senior Subordinated Loan Agreement by and among CD&L, Inc. and Various Lenders dated as of January 29, 1999 amended and restated as of April 14, 2004 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

         10.27 Form of Amended and Restated Note dated April 14, 2004 by and between CD&L, Inc. and various lenders (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

         10.28 Form of Registration Rights Agreement dated April 14, 2004 by and between CD&L, Inc. and various investors and lenders (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

         10.29 Form of Stockholders Agreement dated April 14, 2004 by and between CD&L, Inc. and various investors and lenders (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

         10.30 Form of Amended Employment Agreement dated April 14, 2004 with William T. Brannan (Employment agreements of Michael Brooks, Russell J. Reardon and Mark T. Carlesimo are in the same form) (filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

         11.1     Statement Regarding Computation of Net Income (Loss) Per
                  Share.

         14.1     Code of Ethics for Senior Financial Officers (filed as Exhibit
                  14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

         21.1     List of Subsidiaries of CD&L, Inc.

         23.1 Consent of Independent Registered Public Accounting Firm (from J.H. Cohn LLP)

         23.2 Consent of Independent Registered Public Accounting Firm (from Deloitte & Touche LLP)

         24.1     Power of Attorney

         31.1 Certification of Albert W. Van Ness, Jr. Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Russell J. Reardon Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Albert W. Van Ness, Jr. Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Russell J. Reardon Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2005.

                                            CD&L, Inc.


                                            By:     /s/Russell J. Reardon
                                                    -----------------------
                                                    Russell J. Reardon
                                                    Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2005.

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

                   /s/ Michael Brooks *                     Group Operations President and Director
                   --------------------
                      Michael Brooks

               /s/ Thomas E. Durkin, III *                  Director
               ---------------------------
                  Thomas E. Durkin, III

                   /s/ Jon F. Hanson *                      Director
                   -------------------
                      Jon F. Hanson

                  /s/ Marilu Marshall *                     Director
                  --------------------
                     Marilu Marshall

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

                   /s/ John S. Wehrle *                     Director
                   --------------------
                      John S. Wehrle


*By:    /s/ Albert W. Van Ness, Jr.
        ---------------------------
           Albert W. Van Ness, Jr.
           Attorney-in-Fact


                                                                     SCHEDULE II

                           CD&L, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                         BALANCE            CHARGED                                                 BALANCE
                                            AT             TO COSTS          WRITE-OFFS                               AT
                                        BEGINNING             AND              (NET OF                                END
          DESCRIPTION                   OF PERIOD          EXPENSES          RECOVERIES)           OTHER           OF PERIOD
--------------------------------     ----------------    --------------    ----------------    --------------    --------------
For the year ended
   December 31, 2004 -
   Allowance for doubtful
   Accounts                               $872               $867              ($409)                -              $1,330
                                     ================    ==============    ================    ==============    ==============

For the year ended
   December 31, 2003 -
   Allowance for doubtful
   Accounts                               $492               $629              ($249)                -               $872
                                     ================    ==============    ================    ==============    ==============
   Allowance for doubtful
   note receivable                       $2,800                -               ($2,800)              -                $-
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
                                     ================    ==============    ================    ==============    ==============


                                INDEX TO EXHIBITS

   EXHIBITS

         11.1     Statement Regarding Computation of Net Income (Loss) Per Share

         21.1     List of Subsidiaries of CD&L, Inc.

         23.1 Consent of Independent Registered Public Accounting Firm from J.H. Cohn LLP

         23.2 Consent of Independent Registered Public Accounting Firm from Deloitte & Touche LLP

         24.1     Power of Attorney

         31.1 Certification of Albert W. Van Ness, Jr. Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Russell J. Reardon Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Albert W. Van Ness, Jr. Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Russell J. Reardon Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.