Form 10-Q
period 2005-03-31
CD&L INC
filed 2005-05-16
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q


(Mark One)

  |X| Quarterlyreport pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005 or

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

         The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of May 6, 2005 was 9,356,311.

                                   CD&L, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

                                      INDEX

                                                                                                          PAGE

PART I - Financial Information

         ITEM 1 - Financial Statements

              CD&L, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited)
                           and December 31, 2004                                                             3
                  Condensed Consolidated Statements of Operations for the Three
                           Months Ended March 31, 2005 and 2004 (unaudited)                                  4
                  Condensed Consolidated Statements of Cash Flows for the Three
                           Months Ended March 31, 2005 and 2004 (unaudited)                                  5
                  Notes to Condensed Consolidated Financial Statements                                       6

         ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results
                               of Operations                                                                10

         ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk                                14

         ITEM 4 - Controls and Procedures                                                                   14

PART II - Other Information

         ITEM 6 - Exhibits                                                                                  15

SIGNATURE                                                                                                   16

CERTIFICATIONS                                                                                              17

                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                      March 31,             December 31,
                                                                         2005                  2004
                                                                   -----------------    ------------------
                                                                     (Unaudited)             (Note 1)
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $1,548                $617
  Accounts receivable, net                                                  21,054              21,548
  Prepaid expenses and other current assets                                  4,606               4,854
                                                                   -----------------    ------------------
    Total current assets                                                    27,208              27,019

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                    1,523               1,627
GOODWILL, net                                                               11,531              11,531
OTHER INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS, net
                                                                             1,629               1,737
OTHER ASSETS                                                                 1,072                 828
                                                                   -----------------    ------------------
    Total assets                                                           $42,963             $42,742
                                                                   =================    ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                     $2,497              $4,809
  Current maturities of long-term debt                                         496                 487
  Accounts payable, accrued liabilities and bank overdrafts
                                                                            15,796              13,660
                                                                   -----------------    ------------------
    Total current liabilities                                               18,789              18,956

LONG-TERM DEBT, net of current maturities                                    9,685               9,812
OTHER LONG-TERM LIABILITIES                                                  1,457               1,370
                                                                   -----------------    ------------------
    Total liabilities                                                       29,931              30,138
                                                                   -----------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                              4,000               4,000
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 9,385,678 shares issued at March 31, 2005 and
   December 31, 2004                                                             9                   9
 Additional paid-in capital                                                 14,320              14,320
 Treasury stock, 29,367 shares at cost                                        (162)               (162)
 Accumulated deficit                                                        (5,135)             (5,563)
                                                                   -----------------    ------------------
    Total stockholders' equity                                              13,032              12,604
                                                                   -----------------    ------------------
    Total liabilities and stockholders' equity                             $42,963             $42,742
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

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                           -----------------------------------
                                                                                2005                2004
                                                                           ----------------    ---------------
Revenue                                                                       $52,355             $46,482

Cost of revenue                                                                42,046              37,884
                                                                           ----------------    ---------------

  Gross profit                                                                 10,309               8,598
                                                                           ----------------    ---------------

Costs and Expenses:

Selling, general, and administrative expenses                                   8,880               7,535
Depreciation and amortization                                                     274                 221
Other income, net                                                                  (1)                (11)
Interest expense                                                                  391                 571
                                                                           ----------------    ---------------

  Total Costs and Expenses                                                      9,544               8,316
                                                                           ----------------    ---------------

Income before provision for income taxes                                          765                 282

Provision for income taxes                                                        337                 113

                                                                           ----------------    ---------------
  Net income                                                                     $428                $169
                                                                           ================    ===============

Net income per share:
  Basic                                                                          $.05                $.02
                                                                           ================    ===============
  Diluted                                                                        $.03                $.02
                                                                           ================    ===============

Basic weighted average common shares outstanding                                9,356               7,659
                                                                           ================    ===============

Diluted weighted average common shares outstanding                             20,253               8,238
                                                                           ================    ===============


     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                              --------------------------------
                                                                                  2005              2004
                                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $428              $169
Adjustments to reconcile net income to net cash provided by operating activities -
    Gain on disposal of equipment and leasehold improvements                            -                (2)
    Depreciation, amortization and deferred financing amortization                    301               274
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                      494                48
        Prepaid expenses and other current assets                                     248             1,128
        Other assets                                                                 (244)             (277)
      Increase (decrease) in -
        Accounts payable and accrued liabilities                                    2,136               589
        Other long-term liabilities                                                    87                (7)
                                                                              --------------    --------------
          Net cash provided by operating activities                                 3,450             1,922
                                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                           17                 3
  Additions to equipment and leasehold improvements                                  (106)              (25)
                                                                              --------------    --------------
          Net cash used in investing activities                                       (89)              (22)
                                                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of short-term borrowings                                              (2,312)           (1,968)
  Repayments of long-term debt                                                       (118)             (932)
                                                                              --------------    --------------
          Net cash used in financing activities                                    (2,430)           (2,900)
                                                                              --------------    --------------

          Net increase (decrease) in cash and cash equivalents                        931            (1,000)

CASH AND CASH EQUIVALENTS, beginning of period                                        617             1,697
                                                                              --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                                           $1,548              $697
                                                                              ==============    ==============

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2004.


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

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The Company's stock options have all been issued with their exercise price at market value at the date of grant. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income and net income per share is required under the provisions of SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method. The Company will be adopting SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") during the first quarter of 2006. At that time, compensation expense related to the Company's stock-based employee compensation plans will be recorded over the service period in the financial statements, as required by SFAS 123(R).

         The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2005 and 2004.

                                                  For the Three Months Ended
                                                          March 31,
                                                 -----------------------------
                                                    2005              2004
                                                 ------------     ------------

         Risk-free interest rate                    3.10%             4.00%
         Volatility factor                            56%               82%
         Expected life                            7 years           7 years
         Dividend yield                              None              None

         The pro forma information regarding net income and net income per share is as follows (in thousands, except per share data)-

                                                  For the Three Months Ended
                                                           March 31,
                                                 -------------------------------
                                                     2005              2004
                                                 ---------------    ------------

         Net income, as reported                      $428              $169
         Stock-based employee compensation
           expense determined under fair value
           based method for all awards, net of
           related tax effects
                                                      (119)               (4)
                                                 ---------------    ------------
         Pro forma net income                         $309              $165
                                                 ===============    ============

         Net income per share:
            Basic, as reported                         $.05             $.02
            Diluted, as reported                       $.03             $.02
            Basic, pro forma                           $.03             $.02
            Diluted, pro forma                         $.02             $.02


(3)      SHORT-TERM BORROWINGS:

         At March 31, 2005, short-term borrowings totaled $2,497,000 consisting of a line of credit balance of $2,342,000 and $155,000 of outstanding borrowings related to the insurance financing arrangements discussed below. At March 31, 2004, short-term borrowings totaled $3,799,000 consisting of a line of credit balance of $3,543,000 and $256,000 of outstanding borrowings related to the insurance financing arrangements entered into in 2003.

         As of June 27, 2002, CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division ("Summit"), entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (6.00% at March 31, 2005) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (4.85% at March 31, 2005). The Company expects that it will negotiate an extension or replacement of the Fleet Facility on terms at least as favorable as the current terms, before the June 2005 expiration date. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. As of March 31, 2005, outstanding borrowings were $2,342,000 and the maximum borrowings outstanding under the Fleet Facility during the year were $4,786,000. As of March 31, 2005, the Company had total cash on hand and borrowing availability of $7,416,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $5,748,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants, as amended, as of March 31, 2005.

         Insurance Financing Agreements -
         In connection with the renewal of certain of the Company's insurance policies, CD&L entered into an agreement to finance annual insurance premiums. A total of $1,382,000 was financed through this arrangement as of March 31, 2005. Monthly payments, including interest, amount to $156,000. The interest rate is 3.2% and the note matures in April 2005. The related annual insurance premiums were paid to the various insurance companies at the beginning of each policy year. The outstanding debt of $155,000 at March 31, 2005 is included in short-term borrowings. The corresponding prepaid insurance has been recorded in prepaid expenses and other current assets.


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

         At March 31, 2004, the Company owed $11,000,000 on the Senior Notes. On April 14, 2004, an agreement was reached among the Company, BNP Paribas ("Paribas"), Exeter Venture Lenders, L.P. ("Exeter Venture"), and Exeter Capital Partners IV, L.P. ("Exeter Capital") and together with Exeter Venture and Paribas (the "Original Note holders") and certain members of CD&L management and others (the "Investors") as to the financial restructuring of the Senior Notes. The Original Note holders agreed to convert a portion of the existing debt due from CD&L into equity and to modify the terms of the Senior Notes if the Investors purchased a portion of the note and accepted similar modifications. The nature of the restructuring is as follows:

         (a) The Original Note holders exchanged Senior Notes in the aggregate principal amount of $4,000,000 for shares of the Series A Convertible Redeemable Preferred Stock of the Company, par value $.001 per share ("Preferred Stock"), with a liquidation preference of $4,000,000. The Preferred Stock is convertible into 3,937,008 shares of Common Stock, does not pay dividends (unless dividends are declared and paid on the Common Stock) and is redeemable by the Company for the liquidation value. The conversion price is $1.016 per share which was equal to the average closing price for the Company's common stock for the 5 days prior to the closing. Holders of the Preferred Stock have the right to elect two directors.

         (b) The Original Note holders and the Company amended the terms of the $7,000,000 balance of the Senior Notes, and then exchanged the amended notes for the new notes, which consist of two series of convertible notes, the Series A Convertible Subordinated Notes (the "Series A Convertible Notes") in the principal amount of $3,000,000 and the Series B Convertible Subordinated Notes ("Series B Convertible Notes") in the principal amount of $4,000,000 (collectively, the "Convertible Notes"). The loan agreement that governed the Senior Notes was amended and restated to reflect the terms of the substituted Series A Convertible Notes and the Series B Convertible Notes, including the elimination of most financial covenants. The principal amount of the Convertible Notes is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years and 12% for the final three years of the term and will be paid quarterly. The terms of the two series of Convertible Notes are identical except for the conversion price ($1.016 for the Series A Convertible Notes, the average closing price for the Company's common stock for the 5 days prior to the closing and $2.032 for the Series B Convertible Notes).

         (c) The Investors purchased the Series A Convertible Notes from the Original Note holders for a price of $3,000,000.

         (d) The Company issued an additional $1,000,000 of Series A Convertible Notes to the Investors for an additional payment of $1,000,000, the proceeds of which were used to reduce short-term debt.

         (e) The Investors, the Original Note holders and the Company entered into a Registration Rights Agreement pursuant to which the shares of the Company's common stock issuable upon conversion of the Preferred Stock and the Convertible Notes may be registered for resale with the Securities and Exchange Commission (the "SEC").

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

         Long-term debt consists of the following (in thousands)   -

                                                                MARCH 31,          DECEMBER 31,
                                                                   2005                2004
                                                            ------------------   -----------------
Series A Convertible Subordinated Notes                               4,000               4,000
Series B Convertible Subordinated Notes                               4,000               4,000
Capital lease obligations due through July 2007 with
    interest at rates ranging from 8.0% to 11.5% and
    collateralized by the related property.                               4                   5
Seller-financed debt on acquisitions, payable in monthly
    installments through May 2009.  Interest is payable at
    rates ranging between 7.0% and 9.0%.

                                                                      2,177               2,294
                                                            ------------------   -----------------

                                                                     10,181              10,299


Less - Current maturities                                              (496)               (487)
                                                            ------------------   -----------------

                                                                     $9,685              $9,812
                                                            ==================   =================



(5)      LITIGATION:

         The Company is, from time to time, a party to litigation arising in the normal course of its business, including claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $774,000 as of March 31, 2005 and December 31, 2004.

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


(6)      NET INCOME PER SHARE:

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

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands)-

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 --------------------------------
                                                                     2005               2004
                                                                 -------------      -------------
             Basic weighted average common
               shares outstanding                                       9,356              7,659
             Effect of dilutive securities:
                 Stock options and warrants                             1,054                579
                 Convertible preferred stock                            3,937                  -
                 Subordinated convertible debentures                    5,906                  -
                                                                 -------------      -------------
             Diluted weighted average common
               Shares outstanding                                      20,253              8,238
                                                                 =============      =============

         The following potentially dilutive common shares were excluded from the computation of diluted net income per share because the exercise or conversion price was greater than the average market price of common shares (in thousands):

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                ---------------------------------
                                                                     2005              2004
                                                                ---------------    --------------
             Stock options and warrants                                1,135             1,763
             Seller-financed convertible notes                           185               227


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         The Company is provided a "safe harbor" for forward-looking statements contained in this report by the Private Securities Litigation Reform Act of 1995. The Company may discuss forward-looking information in this report such as its expectations for future performance, growth and acquisition strategies, liquidity and capital needs and its future prospects. Actual results may not necessarily develop as the Company anticipates due to many factors including, but not limited to the timing of certain transactions, unexpected expenses encountered, the effect of economic and market conditions, the impact of competition and the factors listed in the Company's 2004 Report on Form 10-K and other SEC filings. Because of these and other reasons, the Company's actual results may vary materially from management's current expectations.

         OVERVIEW

         The condensed consolidated financial statements of the Company including all related notes, which appear elsewhere in this report, should be read in conjunction with this discussion of the Company's results of operations and its liquidity and capital resources.

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, intangible assets, insurance reserves, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-K for 2004.

         RESULTS OF OPERATIONS

         INCOME AND EXPENSE AS A PERCENTAGE OF REVENUE

                                                                 For the Three Months Ended
                                                                         March 31,
                                                              ---------------------------------
                                                                   2005              2004
                                                              --------------    ---------------
         Revenue                                                   100.0%            100.0%

         Gross profit                                               19.7%             18.5%

         Selling, general and
            administrative expenses                                 17.0%             16.2%

         Depreciation and amortization                               0.5%              0.5%

         Interest expense                                            0.7%              1.2%

         Income before provision for income taxes                    1.5%              0.6%

         Net income                                                  0.8%              0.4%


         THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

         Revenue for the three months ended March 31, 2005 increased by $5,873,000, or 12.6%, to $52,355,000 from $46,482,000 for the three months ended March 31, 2004. The increase was due to new customers and a higher volume of business from existing customers. The revenue growth reflected the Company's ability to focus on its nationwide business development program while expanding into new markets with its existing customer base.

         Cost of revenue increased by $4,162,000, or 11.0%, to $42,046,000 for the three months ended March 31, 2005 from $37,884,000 for the three months ended March 31, 2004. Cost of revenue for the three months ended March 31, 2005 represented 80.3% of revenues as compared to 81.5% for the same period in 2004. The improved margin was due primarily to lower new business startup and weather related inefficiencies in the current quarter compared to the same period last year. This improvement was partially offset by a $178,000 increase in cargo claims expense in the current quarter.

         Selling, general and administrative expenses ("SG&A") increased by $1,345,000, or 17.9%, to $8,880,000 for the three months ended March 31, 2005 from $7,535,000 for the same period in 2004. Stated as a percentage of revenue, SG&A was 17.0% as of March 31, 2005 and 16.2% as of March 31, 2004. The increase in SG&A was due primarily to a $711,000 increase in business development staffing and incentive compensation and a $272,000 increase in rent as a result of 8 additional property leases in the first quarter of 2005 as compared to the first quarter of 2004. The increase in SG&A was partially offset by a decrease in allowance for doubtful accounts of $106,000.

         Depreciation and amortization was $274,000 as of March 31, 2005 as compared to $221,000 for the same period in 2004. This increase resulted from the amortization of the First Choice customer list and fixed assets that were acquired in March 2004.

         Interest expense decreased by $180,000 to $391,000 for the three months ended March 31, 2005 as compared to $571,000 for the same period last year. The reduction in interest was due to the debt restructuring on April 14, 2004. See Note 4 in Notes to Condensed Consolidated Financial Statements.

         As a result of the factors discussed above, income before provision for income taxes increased by $483,000 to $765,000 for the three months ended March 31, 2005 from $282,000 for the same period last year.

         Provision for income taxes increased by $224,000 to $337,000 for the three months ended March 31, 2005 as compared to $113,000 for the same period in 2004. This was due to the increase in income before provision for income taxes discussed above as well as an increased effective tax rate of 44% for the first quarter of 2005 as compared to 40% for the first quarter of 2004 as a result of an increase in state income taxes.

         Net income increased by $259,000 to $428,000 for the three months ended March 31, 2005 as compared to $169,000 for the same period last year. This was due to the factors discussed above.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, the Company was indebted to Paribas in the sum of $11.0 million pursuant to a subordinated note bearing interest at 12% per annum (see Senior Notes in Note 4). On April 14, 2004, an agreement was reached between Paribas and the Investors as to the financial restructuring of the Senior Notes. Paribas agreed to convert a portion of its existing debt due from CD&L into equity and to modify the terms of its subordinated note if the investors purchased a portion of the note and accepted similar modifications. The loan agreement that governed the Senior Notes was amended and restated to reflect the terms of the substituted Series A Convertible Notes and the Series B Convertible Notes, including the elimination of most financial covenants. At March 31, 2005, long-term debt included $4,000,000 of Series A Convertible Notes and $4,000,000 of Series B Convertible Notes. The principal amount of the Convertible Notes is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years and 12% for the final three years of the term.

         The Company's working capital increased by $356,000 from $8,063,000 as of December 31, 2004 to $8,419,000 as of March 31, 2005. Cash and cash equivalents increased by $931,000 to $1,548,000 as of March 31, 2005. Cash of $3,450,000 was provided by operations, while $89,000 was used in net investing activities and $2,430,000 was used in net financing activities. Capital expenditures amounted to $106,000 and $25,000 for the three months ended March 31, 2005 and 2004, respectively.

         As of June 27, 2002, CD&L and Summit entered into an agreement establishing the Fleet Facility. The Fleet Facility expires on June 27, 2005 and provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (6.00% at March 31, 2005) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points (4.84% at March 31, 2005). Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the three months ended March 31, 2005, the maximum borrowings outstanding under the Fleet Facility were approximately $4,786,000 and the outstanding borrowings as of March 31, 2005 were approximately $2,342,000. As of March 31, 2005, the Company had total cash on hand and borrowing availability of $7,416,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $5,748,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants as of March 31, 2005.

         The Company's risk of incurring uninsured losses increased in 2004 as a result of increased deductibles retained by the Company in order to reduce premiums in conjunction with the renewal of certain insurance policies in 2004. There can be no assurances that the Company's risk management policies and procedures will minimize future uninsured losses or that a material increase in frequency or severity of uninsured losses will not occur and adversely impact the Company's future consolidated financial results.

         The Company had an accumulated deficit of ($5,135,000) as of March 31, 2005. On numerous occasions, the Company has had to amend and obtain waivers of the terms of its credit facilities and senior debt as a result of covenant violations or for other reasons. On April 14, 2004, the Company restructured its senior debt and related covenants. The restructuring included an agreement among the Company, its lenders and certain members of CD&L management and others which improved the Company's short-term liquidity and reduced interest expense. The restructuring eased the financial covenants to which the Company was subject. However, if the Company were to fail to meet such covenants in the future, there can be no assurances that the Company's lenders would agree to waive any future covenant violations, renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

         Management believes that cash flows from operations and its borrowing capacity are sufficient to support the Company's operations and general business and capital requirements through at least March 31, 2006. Such conclusions are predicated upon sufficient cash flows from operations and the continued availability of a revolving credit facility. The risks associated with cash flows from operations are mitigated by the Company's low gross profit margin. Unless extraordinary, decreases in revenue should be accompanied by corresponding decreases in costs, resulting in minimal impact to liquidity. The risks associated with the revolving credit facility are as discussed above.

         INFLATION

         While inflation has not had a material impact on the Company's results of operations for the periods presented herein, recent fluctuations in fuel prices can and do affect the Company's operating costs.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the effect of changing interest rates. At March 31, 2005, the Company's debt consisted of approximately $10,336,000 of fixed rate debt with a weighted average interest rate of 8.49% and $2,342,000 of variable rate debt with a weighted average interest rate of 5.69%. The variable rate debt consists of borrowings of revolving line of credit debt at the bank's prime rate plus 25 basis points (6.00% at March 31, 2005). If interest rates on variable rate debt were to increase by 57 basis points (one-tenth of the weighted average interest rate at March 31, 2005), the net impact to the Company's results of operations and cash flows for the three months ended March 31, 2005 would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $3,000. Maximum borrowings of revolving line of credit debt during the three months ended March 31, 2005 were $4,786,000.


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

           31.2 Certification of Russell J. Reardon Pursuant to Exchange Act Rules 13a- 14(a) and 15d-14(a), as Adopted Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

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



         Dated: May 16, 2005                          CD&L, INC.




                                                  By: \s\ Russell J. Reardon
                                                      ------------------------
                                                      Russell J. Reardon
                                                      Vice President and
                                                      Chief Financial Officer