Form 10-Q
period 2005-06-30
CD&L INC
filed 2005-08-15
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005 or

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

         The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of August 12, 2005 was 9,356,311.

                                   CD&L, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I - Financial Information

         ITEM 1 - Financial Statements

                  CD&L, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited)
                           and December 31, 2004                                                          3
                  Condensed Consolidated Statements of Operations for the Three and Six
                           Months Ended June 30, 2005 and 2004 (unaudited)                                4
                  Condensed Consolidated Statements of Cash Flows for the Six
                           Months Ended June 30, 2005 and 2004 (unaudited)                                5
                  Notes to Condensed Consolidated Financial Statements                                    6

         ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results
                               of Operations                                                             12

         ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk                             17

         ITEM 4 - Controls and Procedures                                                                17

PART II - Other Information

         ITEM 4 - Submission of Matters to a Vote of Security Holders                                    18

         ITEM 6 - Exhibits                                                                               18

SIGNATURE                                                                                                19

CERTIFICATIONS                                                                                           20


                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                                 June 30,       December 31,
                                                                  2005            2004
                                                                 --------       --------
                                                               (Unaudited)      (Note 1)

                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $  1,826       $    617
  Accounts receivable, net                                         22,375         21,548
  Prepaid expenses and other current assets                         3,497          4,854
                                                                 --------       --------
    Total current assets                                           27,698         27,019

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                           1,663          1,627
GOODWILL, net                                                      11,531         11,531
INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS, net
                                                                    1,521          1,737
OTHER ASSETS                                                        1,262            828
                                                                 --------       --------
    Total assets                                                 $ 43,675       $ 42,742
                                                                 ========       ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                          $  3,494       $  4,809
  Current maturities of long-term debt                                505            487
  Accounts payable, accrued liabilities and bank overdrafts
                                                                   14,977         13,660
                                                                 --------       --------
    Total current liabilities                                      18,976         18,956

LONG-TERM DEBT, net of current maturities                           9,556          9,812
OTHER LONG-TERM LIABILITIES                                         1,485          1,370
                                                                 --------       --------
    Total liabilities                                              30,017         30,138
                                                                 --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 2,000,000
   shares authorized; 393,701 shares
   issued at June 30, 2005
   and December 31, 2004                                            4,000          4,000
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 9,385,678 shares issued at June 30, 2005 and
   December 31, 2004                                                    9              9
 Additional paid-in capital                                        14,320         14,320
 Treasury stock, 29,367 shares at cost                               (162)          (162)
 Accumulated deficit                                               (4,509)        (5,563)
                                                                 --------       --------
    Total stockholders' equity                                     13,658         12,604
                                                                 --------       --------
    Total liabilities and stockholders' equity                   $ 43,675       $ 42,742
                                                                 ========       ========

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          For the Three               For the Six Months
                                                          Months Ended                     Ended
                                                           June 30,                       June 30,
                                                    -------------------------      -------------------------

                                                       2005            2004           2005            2004
                                                    ---------       ---------      ---------       ---------

Revenue                                             $  54,207       $  49,257      $ 106,562       $  95,739

Cost of revenue                                        43,367          39,894         85,414          77,779
                                                    ---------       ---------      ---------       ---------

  Gross profit                                         10,840           9,363         21,148          17,960
                                                    ---------       ---------      ---------       ---------

Costs and Expenses:

Selling, general and
   administrative expenses                              9,088           8,000         17,968          15,535
Depreciation and amortization                             277             274            550             494
Other (income) expense, net                                (9)            623             (9)            612
Interest expense                                          366             453            756           1,024
                                                    ---------       ---------      ---------       ---------

Total Costs and Expenses                                9,722           9,350         19,265          17,665
                                                    ---------       ---------      ---------       ---------

Income before provision for income taxes                1,118              13          1,883             295

Provision for income taxes                                492               5            829             118
                                                    ---------       ---------      ---------       ---------
  Net income                                        $     626       $       8      $   1,054       $     177
                                                    =========       =========      =========       =========

Net income per share:
  Basic                                             $     .07       $     .00      $     .11       $     .02
                                                    =========       =========      =========       =========
  Diluted                                           $     .04       $     .00      $     .06       $     .02
                                                    =========       =========      =========       =========

Basic weighted average common
   shares outstanding                                   9,356           7,659          9,356           7,659
                                                    =========       =========      =========       =========
Diluted weighted average common
   shares outstanding                                  20,248          12,570         20,251          10,404
                                                    =========       =========      =========       =========


     See accompanying notes to condensed consolidated financial statements

                          CD&L, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                           For the Six Months Ended
                                                                                 June 30,
                                                                        ------------------------------
                                                                            2005            2004
                                                                        ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $ 1,054       $   177
Adjustments to reconcile net income to net cash provided by operating activities -
    Gain on disposal of equipment and leasehold improvements                    (5)           (6)
    Depreciation and amortization, including amortization of deferred
      financing costs                                                          606           621
    Deferred financing charge/original issue discount (OID) write-off           --           628
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                              (827)         (817)
        Prepaid expenses and other current assets                            1,357         2,075
        Other assets                                                          (434)         (350)
      (Decrease) increase in -
        Accounts payable, accrued liabilities and bank overdrafts            1,317          (300)
        Other long-term liabilities                                            115           (18)
                                                                           -------       -------
          Net cash provided by operating activities                          3,183         2,010
                                                                           -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                    22             3
  Additions to equipment and leasehold improvements                           (443)         (211)
                                                                           -------       -------
          Net cash used in investing activities                               (421)         (208)
                                                                           -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of short-term borrowings, net of proceeds                      (1,315)         (547)
  Repayments of long-term debt                                                (238)       (1,205)
  Proceeds from long-term debt                                                  --         1,000
  Deferred financing costs                                                      --          (449)
                                                                           -------       -------
          Net cash used in financing activities                             (1,553)       (1,201)
                                                                           -------       -------

          Net increase in cash and cash equivalents                          1,209           601

CASH AND CASH EQUIVALENTS, beginning of period                                 617         1,697
                                                                           -------       -------

CASH AND CASH EQUIVALENTS, end of period                                   $ 1,826       $ 2,298
                                                                           =======       =======

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2004.

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

         The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended June 30, 2005 and 2004:


                                         For the Three Months             For the Six Months Ended
                                            Ended June 30,                       June 30,
                                      -----------------------------      -----------------------------
                                         2005              2004             2005             2004
                                      ------------     -------------     ------------     ------------

         Risk-free interest rate          3.8%             3.3%              3.5%             3.3%
         Volatility factor                 38%             140%               47%             115%
         Expected life                 7 years          7 years           7 years          7 years
         Dividend yield                   None             None              None             None

         The pro forma information regarding net income (loss) and net income
         (loss) per share is as follows (in thousands, except per share data)-

                                                    For the Three Months Ended          For the Six Months Ended
                                                             June 30,                           June 30,
                                                   -----------------------------      -----------------------------
                                                      2005              2004             2005             2004
                                                   ------------     -------------     ------------     ------------
         Net income, as reported                         $626               $8            $1,054           $177
         Stock-based employee compensation
           expense determined under fair value
           based method for all awards, net of
           related tax effects
                                                         (146)            (330)             (265)          (334)
                                                   ------------     -------------     ------------     ------------
         Pro forma net income (loss)                     $480            ($322)             $789          ($157)
                                                   ============     =============     ============     ============

         Net income (loss) per share:
            Basic, as reported                            $.07             $.00              $.11          $.02
            Diluted, as reported                          $.04             $.00              $.06          $.01
            Basic, pro forma                              $.05            ($.04)             $.08         ($.02)
            Diluted, pro forma                            $.03            ($.04)             $.05         ($.02)


(3)      SHORT-TERM BORROWINGS:

         Short-term borrowings totaled $3,494,000 and $4,809,000 as of June 30, 2005 and December 31, 2004, respectively. At December 31, 2004, short-term borrowings consisted of a line of credit balance of $4,190,000 and $619,000 of outstanding borrowings related to the insurance financing arrangements entered into in 2004. There were no balances related to the insurance financing arrangements at June 30, 2005.

         As of June 27, 2002, CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division ("Summit"), entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility, which was due to expire on June 27, 2005 but was extended through December 31, 2005, provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis point. The Company is currently negotiating a replacement of the Fleet Facility. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. As of June 30, 2005, the maximum borrowings outstanding under the Fleet Facility were $4,786,000 and the outstanding borrowings as of June 30, 2005 were $3,494,000. As of June 30, 2005, the Company had total cash on hand and borrowing availability of $6,848,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $5,748,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants, as amended, as of June 30, 2005.

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

         At March 31, 2004, the Company owed $11,000,000 of principal on the Senior Notes. On April 14, 2004, an agreement was reached among the Company, BNP Paribas ("Paribas"), Exeter Venture Lenders, L.P. ("Exeter Venture"), and Exeter Capital Partners IV, L.P. ("Exeter Capital") and together with Exeter Venture and Paribas (the "Original Noteholders") and certain members of CD&L management and others (the "Investors") as to the financial restructuring of the Senior Notes. The Original Noteholders agreed to convert a portion of the existing debt due from CD&L into equity and to modify the terms of the Senior Notes if the Investors purchased a portion of the note and accepted similar modifications. The nature of the restructuring is as follows:

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

         (b) The Original Noteholders and the Company amended the terms of the remaining $7,000,000 principal balance of the Senior Notes, and then exchanged the amended notes for the new notes, which consist of two series of convertible notes, the Series A Convertible Subordinated Notes (the "Series A Convertible Notes") in the principal amount of $3,000,000 and the Series B Convertible Subordinated Notes ("Series B Convertible Notes") in the principal amount of $4,000,000 (collectively, the "Convertible Notes"). The loan agreement that governed the Senior Notes was amended and restated to reflect the terms of the substituted Series A Convertible Notes and the Series B Convertible Notes, including the elimination of most financial covenants. The principal amount of the Convertible Notes is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years and 12% for the final three years of the term and will be paid quarterly. The terms of the two series of Convertible Notes are identical except for the conversion price ($1.016 for the Series A Convertible Notes, the average closing price for the Company's common stock for the 5 days prior to the closing, and $2.032 for the Series B Convertible Notes).

         (c) The Investors purchased the Series A Convertible Notes from the Original Note holders for a price of $3,000,000.

         (d) The Company issued an additional $1,000,000 of Series A Convertible Notes to the Investors for an additional payment of $1,000,000, the proceeds of which were used to reduce short-term debt.

         (e) The Investors, the Original Note holders and the Company entered into a Registration Rights Agreement pursuant to which the shares of the Company's common stock issuable upon conversion of the Preferred Stock and the Convertible Notes may be registered for resale with the Securities and Exchange Commission (the "SEC"). Subsequently, on August 2, 2005, the Company filed a registration statement to register 15,527,579 shares for resale on Form S-3 with the SEC. The registration statement was declared effective on August 11, 2005.

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

         Long-term debt consists of the following (in thousands)   -

                                                                JUNE 30,           DECEMBER 31,
                                                                 2005                 2004
                                                            ------------------   -----------------
Series A Convertible Subordinated Notes                                $4,000              $4,000
Series B Convertible Subordinated Notes                                 4,000               4,000
Capital lease obligations due through July 2007 with
    interest at rates ranging from 8.0% to 11.5% and
    collateralized by the related property.                                 4                   5
Seller-financed debt on acquisitions, payable in monthly
    installments through May 2009.  Interest is payable at
    rates ranging between 7.0% and 9.0%.

                                                                        2,057               2,294
                                                            ------------------   -----------------

                                                                       10,061              10,299

Less - Current maturities                                               (505)                (487)
                                                            ------------------   -----------------

                                                                       $9,556              $9,812
                                                            ==================   =================


 (5)     LITIGATION:

         The Company is, from time to time, a party to litigation arising in the normal course of its business, including claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $774,000 as of June 30, 2005 and December 31, 2004.

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

                                                                       THREE MONTHS                    SIX MONTHS
                                                                           ENDED                         ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                 --------------------------    ---------------------------
                                                                    2005           2004           2005            2004
                                                                 ------------    ----------    ------------    -----------
         Basic weighted average
          common shares outstanding                                  9,356          7,659          9,356           7,659
         Effect of dilutive securities:
             Stock options and warrants                              1,049             974         1,052             777
             Convertible preferred stock                             3,937           3,937         3,937           1,968
             Subordinated convertible debentures                     5,906               -         5,906               -
                                                                 ------------    ----------    ------------    -----------

         Diluted weighted average common shares
           outstanding                                                 20,248       12,570           20,251       10,404
                                                                 ============    ==========    ============    ===========


         A reconciliation of net income as reported to net income as adjusted for the effect of dilutive securities follows (in thousands)-


                                                                       THREE MONTHS                    SIX MONTHS
                                                                           ENDED                         ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                 --------------------------    ---------------------------
                                                                    2005           2004           2005            2004
                                                                 ------------    ----------    ------------    -----------

         Net income, as reported                                         $626           $8           $1,054         $177
         Effect of dilutive securities:
             Interest on subordinated convertible debentures
                                                                          129            -           257               -
                                                                 ------------    ----------    ------------    -----------

         Net income, as adjusted for the effect of
            dilutive securities                                          $755           $8           $1,311         $177
                                                                 ============    ==========    ============    ===========



         The following potentially dilutive common shares were excluded from the computation of diluted net income per share because the exercise or conversion price was greater than the average market price of common shares (in thousands):

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                     -------------------------------    -----------------------------
                                                         2005              2004            2005             2004
                                                     --------------     ------------    ------------     ------------
         Stock options and warrants                         1,135             1,760            1,135            1,762
         Seller financed convertible notes                    175               213              180              220
         Subordinated convertible debentures
                                                                -             5,905                -            2,953

(7)      NEW ACCOUNTING PRONOUNCEMENT:

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("SFAS 154"). This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

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

         RESULTS OF OPERATIONS

         INCOME AND EXPENSE AS A PERCENTAGE OF REVENUE

                                                For the Three Months Ended            For the Six Months Ended
                                                         June 30,                             June 30,
                                               ----------------------------------    -------------------------------
                                                    2005               2004              2005             2004
                                               ----------------    --------------    -------------    --------------
         Revenue                                    100.0%              100.0%           100.0%           100.0%

         Gross profit                                20.0%               19.0%            19.9%            18.8%

         Selling, general and
            administrative expenses                  16.7%               16.2%            16.9%            16.2%

         Depreciation and amortization                0.5%                0.6%             0.5%             0.5%

         Other (income) expense, net                  0.0%                1.3%             0.0%             0.7%

         Interest expense                             0.7%                0.9%             0.7%             1.1%

         Income before provision for income
           taxes                                      2.1%                0.0%             1.8%             0.3%

         Net income                                   1.2%                0.0%             1.0%             0.2%


         SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

         Revenue for the six months ended June 30, 2005 increased by $10,823,000, or 11.3%, to $106,562,000 from $95,739,000 for the six months ended June 30, 2004. The increase was due to an increase in volume from new and existing customers. The revenue growth reflects the success of the Company's nationwide business development program and expansion into new markets with its existing customer base.

         Cost of revenue increased by $7,635,000, or 9.8%, to $85,414,000 for the six months ended June 30, 2005 from $77,779,000 for the six months ended June 30, 2004. Cost of revenue for the six months ended June 30, 2005 represented 80.2% of revenues as compared to 81.2% for the same period in 2004. The improved margin was due primarily to increased route optimization, as new revenue provided higher density in existing route structures. The increase in margin was offset partially by a $384,000 increase in claims as compared to the same period in 2004.

         Selling, general and administrative expenses ("SG&A") increased by $2,433,000, or 15.7%, to $17,968,000 for the six months ended June 30,
         2005 from $15,535,000 for the same period in 2004. Stated as a percentage of revenue, SG&A was 16.9% as of June 30, 2005 and 16.2% as of June 30, 2004. The increase in SG&A was primarily due to a $1,622,000 increase in compensation expense as a result of increased business development staffing and higher incentive compensation and a $456,000 increase in rent expense as a result of additional properties leased in the first half of 2005 as compared to the same period last year. All other increases including travel and entertainment, repairs and maintenance, costs of employee benefits and professional and consulting fees totaled $1,050,000, partially offset by a decrease of $695,000 in bad debt expense, resulting primarily from more effective receivable management.

         Depreciation and amortization was $550,000 as of June 30, 2005 as compared to $494,000 for the same period in 2004. This increase resulted from higher capital expenditures in 2005 and in the latter part of 2004.

         The Company experienced $9,000 of other income for the six months ended June 30, 2005 compared with $612,000 of other expenses for the same period in 2004, an improvement of $621,000. The 2004 expense of $612,000 was due to the write-off of deferred financing costs and original issue discount related to the original Senior Debt which was restructured on April 14, 2004. Refer to the 2004 Form 10-K for further discussion.

         Interest expense decreased by $268,000 to $756,000 for the six months ended June 30, 2005 from $1,024,000 for the same period in 2004. This was primarily due to the debt restructuring in April 2004. See Note 4 in Notes to Condensed Consolidated Financial Statements.

         As a result of the factors discussed above, income before provision for income taxes increased by $1,588,000 to $1,883,000 for the six months ended June 30, 2005 from $295,000 for the six months ended June 30, 2004.

         Provision for income taxes increased by $711,000 to $829,000 for the six months ended June 30, 2005 as compared to $118,000 for the same period in 2004. This was due to the increase in income before provision for income taxes discussed above. The effective tax rate for the six months ended June 30, 2005 was 44% as compared to 40% as of June 30, 2004. The increase was a result of higher state income taxes.

         Net income increased by $877,000 to $1,054,000 for the six months ended June 30, 2005 as compared to $177,000 for the same period in 2004. This was due to the factors discussed above.

         THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

         Revenue for the three months ended June 30, 2005 increased by $4,950,000, or 10.1%, to $54,207,000 from $49,257,000 for the three months ended June 30, 2004. The increase was due to an increase in volume from new and existing customers. The revenue growth reflects the success of the Company's nationwide business development program and expansion into new markets with its existing customer base.

         Cost of revenue increased by $3,473,000, or 8.7%, to $43,367,000 for the three months ended June 30, 2005 from $39,894,000 for the three months ended June 30, 2004. Cost of revenue for the three months ended June 30, 2005 represented 80.0% of revenue as compared to 81.0% for the same period in 2004. The decrease in cost of revenue as a percent of revenue was due primarily to increased route optimization, as new revenue provided higher density in existing route structures. The increase in margin was offset partially by a $206,000 increase in claims as compared to the same period in 2004.

         SG&A increased by $1,088,000, or 13.6%, to $9,088,000 for the three months ended June 30, 2005 from $8,000,000 for the same period in 2004. The increase in SG&A was primarily due to a $766,000 increase in compensation expense as a result of additional business development staffing and higher incentive compensation. All other increases, primarily for rent, travel and entertainment, consulting fees and cost of employee benefits totaled $912,000. The net increases were partially offset by a $590,000 reduction in bad debt expense, resulting primarily from more effective receivable management. Stated as a percentage of revenue, SG&A increased by 0.5% to 16.7% for the three months ended June 30, 2005 as compared to 16.2% for the same period in 2004.

         Depreciation and amortization increased by $3,000, or 1.1%, to $277,000 for the three months ended June 30, 2005 from $274,000 for the same period last year.

         The Company experienced other income of $9,000 in the three months ended June 30, 2005 compared with other expenses of $623,000 for the same period in 2004, an improvement of $632,000. The 2004 other expense resulted primarily from the $628,000 write-off of deferred financing costs and original issue discount related to the original Senior Debt which was restructured on April 14, 2004. See Note 4 in Notes to Condensed Consolidated Financial Statements.

         Interest expense decreased by $87,000 to $366,000 for the three months ended June 30, 2005 as compared to $453,000 for the same period last year primarily as a result of the April 14, 2004 debt restructuring.

         As a result of the factors discussed above, income before provision for income taxes increased by $1,105,000 to $1,118,000, for the three months ended June 30, 2005, as compared to $13,000 for the same period in 2004.

         Provision for income taxes increased by $487,000 to $492,000 for the three months ended June 30, 2005, as compared to $5,000 for the same period in 2004. This was due to the increase in income before provision for income taxes discussed above. The effective tax rate for the three months ended June 30, 2005 was 44% as compared to 40% as of June 30, 2004. The increase was a result of higher state income taxes.

         Net income increased by $618,000 to $626,000 for the three months ended June 30, 2005 as compared to net income of $8,000 for the same period in 2004. This was due to the factors discussed above.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, the Company was indebted to the Original Noteholders in the sum of $11.0 million pursuant to a subordinated note bearing interest at 12% per annum (see Senior Notes in Note 4). On April 14, 2004, an agreement was reached between the Company, the Original Noteholders and the Investors as to the financial restructuring of the Senior Notes. The Original Noteholders agreed to convert a portion of the existing debt due from CD&L into equity and to modify the terms of the Senior Notes if the Investors purchased a portion of the Senior Notes and accepted similar modifications. The loan agreement that governed the Senior Notes was amended and restated to reflect the terms of the substituted Series A Convertible Notes and the Series B Convertible Notes, including the elimination of most financial covenants. At June 30, 2005, long-term debt included $4,000,000 of Series A Convertible Notes and $4,000,000 of Series B Convertible Notes. The principal amount of the Convertible Notes is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years and 12% for the final three years of the term, and interest is paid quarterly.

         The Company's working capital increased by $659,000 from $8,063,000 as of December 31, 2004 to $8,722,000 as of June 30, 2005. Cash and cash equivalents increased by $1,209,000 to $1,826,000 as of June 30, 2005. Cash of $3,183,000 was provided by operations, while $421,000 was used in net investing activities and $1,553,000 was used in net financing activities. Capital expenditures amounted to $443,000 and $211,000 for the six months ended June 30, 2005 and 2004, respectively.

         As of June 27, 2002, CD&L and Summit entered into an agreement establishing the Fleet Facility. The Fleet Facility was due to expire on June 27, 2005 but was extended through December 31, 2005. The Company is in negotiations for an extension or replacement of the Fleet Facility on a long-term basis. The Company believes the terms and conditions will be at least as favorable as the current facility. It provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (6.5% at June 30, 2005) and LIBOR based loans at the bank's LIBOR, as defined plus 225 basis points. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the six months ended June 30, 2005, the maximum borrowings outstanding under the Fleet Facility were approximately $4,786,000 and the outstanding borrowings as of June 30, 2005 were approximately $3,494,000. As of June 30, 2005, the Company had total cash on hand and borrowing availability of $6,848,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $5,748,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants as of June 30, 2005.

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

         The Company had an accumulated deficit of ($4,509,000) as of June 30, 2005. On numerous occasions, the Company has had to amend and obtain waivers of the terms of its credit facilities and senior debt as a result of covenant violations or for other reasons. On April 14, 2004, the Company restructured its senior debt and related covenants. The restructuring included an agreement among the Company, its lenders and certain members of CD&L management and others which improved the Company's short-term liquidity and reduced interest expense. The restructuring eased the financial covenants to which the Company was subject. However, if the Company were to fail to meet such covenants in the future, there can be no assurances that the Company's lenders would agree to waive any future covenant violations, renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

         Management believes that cash flows from operations and its borrowing capacity are sufficient to support the Company's operations and general business and capital requirements through at least June 30, 2006. Such conclusions are predicated upon sufficient cash flows from operations and the continued availability of a revolving credit facility. The risks associated with cash flows from operations are mitigated by the Company's low gross profit margin. Unless extraordinary, decreases in revenue should be accompanied by corresponding decreases in costs, resulting in minimal impact to liquidity. The risks associated with the revolving credit facility are as discussed above.

         INFLATION

         While inflation has not had a material impact on the Company's results of operations for the periods presented herein, recent fluctuations in fuel prices can and do affect the Company's operating costs.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the effect of changing interest rates. At June 30, 2005, the Company's debt consisted of approximately $10,060,000 of fixed rate debt with a weighted average interest rate of 8.59% and $3,494,000 of variable rate debt with a weighted average interest rate of 5.93%. The variable rate debt consists of borrowings of revolving line of credit debt at the bank's prime rate plus 25 basis points (6.5% at June 30, 2005). If interest rates on variable rate debt were to increase by 59 basis points (one-tenth of the weighted average interest rate at June 30, 2005), the net impact to the Company's results of operations and cash flows for the six months ended June 30, 2005 would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $10,000. Maximum borrowings of revolving line of credit debt during the six months ended June 30, 2005 were $4,786,000.

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

                           PART II - OTHER INFORMATION


ITEM 4 - Submission of Matters to a Vote of Security Holders

         On June 1, 2005, the Company held its annual meeting of stockholders. The following sets forth a brief description of each matter which was acted upon, as well as the votes cast for, against or withheld for each such matter, and, where applicable, the number of abstentions and broker non-votes for each matter:

1. Election of Directors.

             Name of Director             Votes For           Withheld
             ------------------------    -----------          ---------

             CLASS II
             Jon F. Hanson                8,348,704             95,812
             Michael Brooks               8,234,516             97,747
             Matthew J. Morahan           8,348,704             95,812


2. Approval of the Amended and
Restated 2002 Stock Option Plan
for Independent
Directors.

             Votes For:                   2,303,796
             Votes Against:                 378,664
             Abstentions:                     7,595
             Broker Non-Votes:            5,754,461


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



Dated: August 15, 2005                         CD&L, INC.




                                               By:  \s\ Russell J. Reardon
                                                    -------------------------
                                                      Russell J. Reardon
                                                      Vice President and
                                                      Chief Financial Officer