Form 10-Q
period 2005-09-30
CD&L INC
filed 2005-11-21
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005 or

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         ____________


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No__

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No_X_

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No_X_

         The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of November 14, 2005 was 10,012,479.

                                   CD&L, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I - Financial Information

         ITEM 1 - Financial Statements

              CD&L, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited)
                           and December 31, 2004                                                                 3
                  Condensed Consolidated Statements of Income for the Three and Nine
                           Months Ended September 30, 2005 and 2004 (unaudited)                                  4
                  Condensed Consolidated Statements of Cash Flows for the Nine
                           Months Ended September 30, 2005 and 2004 (unaudited)                                  5
                  Notes to Condensed Consolidated Financial Statements                                           6

         ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results
                               of Operations                                                                    12

         ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk                                    18

         ITEM 4 - Controls and Procedures                                                                       18

PART II - Other Information

         ITEM 5 - Other Information                                                                             19

         ITEM 6 - Exhibits                                                                                      19

SIGNATURE                                                                                                       20

CERTIFICATIONS                                                                                                  21


                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                    September 30,           December 31,
                                                                        2005                     2004
                                                                  ------------------    ------------------
                                                                     (Unaudited)              (Note 1)
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $1,112                 $617
  Accounts receivable, net                                                 26,122               21,548
  Prepaid expenses and other current assets                                 5,340                4,854
                                                                  ------------------    ------------------
    Total current assets                                                   32,574               27,019

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                   1,640                1,627
GOODWILL, net                                                              11,531               11,531
INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS, net
                                                                            1,425                1,737
OTHER ASSETS                                                                1,797                  828
                                                                  ------------------    ------------------
    Total assets                                                          $48,967              $42,742
                                                                  ==================    ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                    $7,708               $4,809
  Current maturities of long-term debt                                      3,178                  487
  Accounts payable, accrued liabilities and bank
     overdrafts                                                            15,125               13,660
                                                                  ------------------    ------------------
    Total current liabilities                                              26,011               18,956

LONG-TERM DEBT, net of current maturities                                   6,792                9,812
OTHER LONG-TERM LIABILITIES                                                 1,667                1,370
                                                                  ------------------    ------------------
    Total liabilities                                                      34,470               30,138
                                                                  ------------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 2,000,000 shares authorized; 393,701 shares
   issued at September 30, 2005 and December 31, 2004                       4,000                4,000
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 9,385,678 shares issued at September 30, 2005                    9                    9
   and December 31, 2004
 Additional paid-in capital                                                14,320               14,320
 Treasury stock, 29,367 shares at cost                                       (162)                (162)
 Accumulated deficit                                                       (3,670)              (5,563)
                                                                  ------------------    ------------------
    Total stockholders' equity                                             14,497               12,604
                                                                  ------------------    ------------------
    Total liabilities and stockholders' equity                            $48,967              $42,742
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

                           CD&L, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        For the Three Months                 For the Nine Months
                                                               Ended                               Ended
                                                           September 30,                       September 30,
                                                  --------------------------------    --------------------------------
                                                       2005              2004             2005              2004
                                                  ---------------    -------------    -------------    ---------------
     Revenue                                         $57,135            $49,705         $163,696         $145,444

     Cost of revenue                                  46,077             40,338          131,490          118,116
                                                  ---------------    -------------    -------------    ---------------

       Gross profit                                   11,058              9,367           32,206           27,328
                                                  ---------------    -------------    -------------    ---------------

     Costs and Expenses:

     Selling, general and
        administrative expenses                        9,288              7,863           27,257           23,397
     Depreciation and amortization                       274                272              824              767
     Other (income) expense, net                         (20)               (11)             (30)             601
     Interest expense                                    393                423            1,149            1,447
                                                  ---------------    -------------    -------------    ---------------

     Total Costs and Expenses                          9,935              8,547           29,200           26,212
                                                  ---------------    -------------    -------------    ---------------

     Income before provision for income taxes          1,123                820            3,006            1,116

     Provision for income taxes                          283                328            1,112              446
                                                  ---------------    -------------    -------------    ---------------
       Net income                                       $840               $492           $1,894             $670
                                                  ===============    =============    =============    ===============

     Net income per share (Note 6):
       Basic                                            $.09               $.06             $.20             $.09
                                                  ===============    =============    =============    ===============
       Diluted                                          $.05               $.03             $.11             $.05
                                                  ===============    =============    =============    ===============

     Basic weighted average common
        shares outstanding                             9,356              7,659            9,356            7,659
                                                  ===============    =============    =============    ===============
     Diluted weighted average common
        shares outstanding                            20,288             18,336           20,263           13,048
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

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                              --------------------------------
                                                                                  2005              2004
                                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $1,894              $670
Adjustments to reconcile net income to net cash used in operating activities -
    Gain on disposal of equipment and leasehold improvements                          (16)              (16)
    Depreciation and amortization, including amortization of deferred
       financing costs                                                                896               905
    Deferred financing charge/original issue discount (OID) write-off                   -               628
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                   (4,574)           (1,824)
        Prepaid expenses and other current assets                                    (486)            1,195
        Other assets                                                                 (969)             (389)
      (Decrease) increase in -
        Accounts payable, accrued liabilities and bank overdrafts                   1,465            (1,514)
        Other long-term liabilities                                                   297               (29)
                                                                              --------------    --------------
          Net cash used in operating activities                                    (1,493)             (374)
                                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                           32                21
  Additions to equipment and leasehold improvements                                  (614)             (383)
                                                                              --------------    --------------
          Net cash used in investing activities                                      (582)             (362)
                                                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings, net of repayments                            2,899             1,096
  Repayments of long-term debt                                                       (329)           (1,330)
  Proceeds from long-term debt                                                          -             1,000
  Deferred financing costs                                                              -              (510)
                                                                              --------------    --------------
          Net cash provided by financing activities                                 2,570               256
                                                                              --------------    --------------

          Net increase (decrease) in cash and cash equivalents                        495              (480)

CASH AND CASH EQUIVALENTS, beginning of period                                        617             1,697
                                                                              --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                                           $1,112            $1,217
                                                                              ==============    ==============

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2004.

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

         The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and nine months ended September 30, 2005 and 2004:

                                                    For the Three Months Ended         For the Nine Months Ended
                                                          September 30,                      September 30,
                                                   -----------------------------      -----------------------------
                                                      2005              2004             2005             2004
                                                   ------------     -------------     ------------     ------------
         Risk-free interest rate                        3.90%            4.41%             3.86%            4.14%
         Volatility factor                                46%              82%               46%             101%
         Expected life                              5.5 years        7.0 years         5.2 years        7.0 years
         Dividend yield                                  None             None              None             None


         The pro forma information regarding net income and net income per share is as follows (in thousands, except per share data)-

                                                    For the Three Months Ended         For the Nine Months Ended
                                                          September 30,                      September 30,
                                                   -----------------------------      -----------------------------
                                                      2005              2004             2005             2004
                                                   ------------     -------------     ------------     ------------
         Net income, as reported                         $840             $492            $1,894           $670
         Stock-based employee compensation
           expense determined under fair value
           based method for all awards, net of
           related tax effects                            (72)            (109)             (330)          (443)
                                                   ------------     -------------     ------------     ------------
         Pro forma net income                            $768             $383            $1,564           $227
                                                   ============     =============     ============     ============

         Net income per share:
            Basic, as reported                            $.09             $.06              $.20          $.09
            Diluted, as reported                          $.05             $.03              $.11          $.05
            Basic, pro forma                              $.08             $.05              $.17          $.03
            Diluted, pro forma                            $.04             $.03              $.10          $.02

(3)      SHORT-TERM BORROWINGS:

         At September 30, 2005, short-term borrowings totaled $7,708,000 consisting of a line of credit balance of $6,528,000 and $1,180,000 of outstanding borrowings related to the insurance financing arrangements discussed below. At September 30, 2004, short-term borrowings totaled $6,863,000 consisting of a line of credit balance of $5,785,000 and $1,078,000 of outstanding borrowings related to the insurance financing arrangements entered into in 2004.

         As of June 27, 2002, CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division ("Summit"), entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility, which was due to expire on June 27, 2005 but was extended through December 31, 2005, provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (7.0% at September 30, 2005) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points. The Company is in negotiations for an extension or replacement of the Fleet Facility on a long-term basis. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is secured by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. Maximum borrowings outstanding under the Fleet Facility during the nine months ended September 30, 2005 were $7,420,000 and the outstanding borrowings as of September 30, 2005 were $6,528,000. As of September 30, 2005, the Company had total cash on hand and borrowing availability of $4,817,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $4,582,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants, as amended, as of September 30, 2005.

         Insurance Financing Agreements -

         In connection with the renewal of certain of the Company's insurance policies, CD&L entered into an agreement to finance annual insurance premiums. A total of $1,676,000 was financed through this arrangement as of July 30, 2005. Monthly payments, including interest, amount to $171,000. The interest rate is 4.75% and the note matures in May 2006. The related annual insurance premiums were paid to the various insurance companies at the beginning of each policy year. The outstanding debt of $1,180,000 as of September 30, 2005 is included in short-term borrowings. The corresponding prepaid insurance has been recorded in prepaid expenses and other current assets.

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

         At March 31, 2004, the Company owed $11,000,000 of principal on the Senior Notes. On April 14, 2004, an agreement was reached among the Company, BNP Paribas ("Paribas"), Exeter Venture Lenders, L.P. ("Exeter Venture"), and Exeter Capital Partners IV, L.P. ("Exeter Capital") and together with Exeter Venture and Paribas (the "Original Note holders") and certain members of CD&L management and others (the "Investors") as to the financial restructuring of the Senior Notes. The Original Note holders agreed to convert a portion of the existing debt due from CD&L into equity and to modify the terms of the Senior Notes if the Investors purchased a portion of the note and accepted similar modifications. The nature of the restructuring was as follows:

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

         (b) The Original Note holders and the Company amended the terms of the remaining $7,000,000 principal balance of the Senior Notes, and then exchanged the amended notes for the new notes, which consist of two series of convertible notes, the Series A Convertible Subordinated Notes (the "Series A Convertible Notes") in the principal amount of $3,000,000 and the Series B Convertible Subordinated Notes ("Series B Convertible Notes") in the principal amount of $4,000,000 (collectively, the "Convertible Notes"). The loan agreement that governed the Senior Notes was amended and restated to reflect the terms of the substituted Series A Convertible Notes and the Series B Convertible Notes, including the elimination of most financial covenants. The principal amount of the Convertible Notes is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years and 12% for the final three years of the term and will be paid quarterly. As the interest on the Convertible Notes increases over the term of the notes, the Company records the associated interest expense on a straight-line basis using a blended rate of 10.71%, giving rise to accrued interest over the early term of the Convertible Notes. The terms of the two series of Convertible Notes are identical except for the conversion price ($1.016 for the Series A Convertible Notes, the average closing price for the Company's common stock for the 5 days prior to the closing, and $2.032 for the Series B Convertible Notes).

                  Subsequently, on October 31, 2005, the Company retired the Series B Convertible Notes that were issued to Paribas, Exeter Capital and Exeter Venture. The principal amount of the Series B Convertible Notes totaled $4,000,000 as of that date. See
                  Note 8 - Subsequent Event.

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

         As a result of the debt restructuring described above, the Company has taken a charge of $628,000 recorded in other expense in the second quarter of 2004, representing the unamortized balance of the original issue discount and deferred financing costs related to the original private placement of the notes.

         Costs incurred relative to the aforementioned transactions amounted to approximately $592,000. Of this amount, $420,000 has been accounted for as deferred financing costs and is being amortized over the term of the new financing agreements. The remaining $172,000 has been accounted for as a reduction of additional paid-in capital. These amounts have been allocated based on the proportion of debt to equity raised in the aforementioned transactions.

         Long-term debt consists of the following (in thousands)   -

                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                   2005                2004
                                                            ------------------   -----------------
Series A Convertible Subordinated Notes                                $4,000              $4,000
Series B Convertible Subordinated Notes                                 4,000               4,000
Capital lease obligations due through July 2007 with
    interest at rates ranging from 8.0% to 11.5% and
    collateralized by the related property.                                 3                   5
Seller-financed debt on acquisitions, payable in monthly
    installments through May 2009.  Interest is payable at
    rates ranging between 7.0% and 9.0%.                                1,967               2,294
                                                            ------------------   -----------------
                                                                        9,970              10,299

Less - Current maturities                                              (3,178)               (487)
                                                            ------------------   -----------------
                                                                       $6,792              $9,812
                                                            ==================   =================

(5)      LITIGATION:

         The Company is, from time to time, a party to litigation arising in the normal course of its business, including claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $730,000 and $774,000 as of September 30, 2005 and December 31, 2004, respectively.

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

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands)-


                                                                       THREE MONTHS                   NINE MONTHS
                                                                           ENDED                         ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 --------------------------    ---------------------------
                                                                    2005           2004           2005            2004
                                                                 ------------    ----------    ------------    -----------
         Basic weighted average
          common shares outstanding                                  9,356           7,659         9,356           7,659
         Effect of dilutive securities:
             Stock options and warrants                                946             835         1,016             796
             Seller financed convertible notes                         143               -            48               -
             Convertible preferred stock                             3,937           3,937         3,937           2,625
             Subordinated convertible debentures                     5,906           5,905         5,906           1,968
                                                                 ------------    ----------    ------------    -----------

         Diluted weighted average common shares
           outstanding                                              20,288          18,336        20,263          13,048
                                                                 ============    ==========    ============    ===========


         A reconciliation of net income as reported to net income as adjusted for the effect of dilutive securities follows (in thousands)-


                                                                       THREE MONTHS                   NINE MONTHS
                                                                           ENDED                         ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 --------------------------    ---------------------------
                                                                    2005           2004           2005            2004
                                                                 ------------    ----------    ------------    -----------
         Net income, as reported                                      $840            $492        $1,894            $670
         Effect of dilutive securities:
             Interest on seller financed convertible notes              12               -            12               -
             Interest on subordinated convertible debentures           128             128           385              43
                                                                 ------------    ----------    ------------    -----------

         Net income, as adjusted for the effect of
            dilutive securities                                       $980            $620        $2,291            $713
                                                                 ============    ==========    ============    ===========

         The following potentially dilutive common shares were excluded from the computation of diluted net income per share because the exercise price was greater than the average market price of common shares or the assumed conversion would have increased net income per share (in thousands):

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                     -------------------------------    -----------------------------
                                                         2005              2004            2005             2004
                                                     --------------     ------------    ------------     ------------
         Stock options and warrants                         2,315             1,790            1,529            1,771
         Seller financed convertible notes                     25               205              129              215
         Subordinated convertible debentures                    -                 -                -            1,968


(7)      PROVISION FOR INCOME TAXES:

         The provision for income taxes for the three and nine month periods ended September 30, 2005 has been reduced by federal income tax refunds received in the third quarter of 2005 of approximately $301,000 related to our 2002 and 2003 federal income tax filings, which had not been accrued in those periods.

(8)      SUBSEQUENT EVENT:

         On October 31, 2005, the Company retired the Series B Convertible Notes that were issued to Paribas, Exeter Capital and Exeter Venture in connection with the Company's financial restructuring on April 14, 2004. The principal amount of the Series B Convertible Notes was $4,000,000 as of the retirement date. The portion of the Series B Convertible Notes held by Paribas was satisfied by a cash payment of $2,666,667 principal and $40,000 of accrued interest through October 31, 2005. As such, the $2,666,667 principal amount has been included in current maturities of long-term debt in the accompanying condensed consolidated balance sheet. Exeter Venture and Exeter Capital (collectively "Exeter") held the remaining $1,333,333 of the Series B Convertible Notes. Exeter exercised their right of conversion of their notes (at the conversion price of $2.032 per share) and as such, the Company issued to Exeter a total of 656,168 shares of the Company's common stock. In addition, a cash payment of $20,000 was made to Exeter relating to accrued interest through October 31, 2005. The $1,333,333 principal amount related to Exeter remains classified as long-term debt in the accompanying condensed consolidated balance sheet.

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

         OVERVIEW

         The Company is one of the leading national full-service providers of customized, same-day, time-critical, delivery services to a wide range of commercial, industrial and retail customers. Our services are provided throughout the United States. The Company currently operates in a single-business segment and thus additional disclosures under Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, are not required.

         We offer the following delivery services:

         o Rush delivery services, typically consisting of delivering time-sensitive packages, such as critical parts, emergency medical devices and legal and financial documents from point-to-point on an as-needed basis;

         o Distribution services, providing same-day delivery for many pharmaceutical and office supply wholesalers, from manufacturers to retailers and inter-branch distribution of financial documents in a commingled system;

         o Facilities management, including providing and supervising mailroom personnel, mail and package sorting, internal delivery and outside local messenger services; and

         o Dedicated contract logistics, providing a comprehensive solution to major corporations that want the control, flexibility and image of an in-house fleet with the economic benefits of outsourcing.

         Our revenue consists primarily of charges to our customers for delivery services. Our customers are billed as the services are rendered, mostly on a weekly basis. Recurring charges related to facilities management or contract logistics services are typically billed on a monthly basis. The Company's recent revenue growth has been attributable to expansion of our current customer base into new geographical areas. We have always had a strong presence in the Northeast and Southeast regions of the country. As a result of the Company's nationwide business development program, we have doubled our revenue volume on the West coast during the nine months ended September 30, 2005 compared to the same period for 2004. Our goal for the next year is to focus on expanding our footprint even further and gain a strategic presence in the central U.S.

         Cost of revenue consists primarily of independent contractor delivery costs, other direct pick-up and delivery costs and the costs of dispatching rush demand messengers. In addition, the cost of fuel is included in cost of revenue. With the recent hurricanes in the Southeast region, fuel prices spiked at the end of the third quarter. While this did not have a material impact on the Company's third quarter results, the increase in fuel prices may have an impact on our future results.

         Selling, general and administrative expense ("SG&A") includes the costs to support the Company's sales effort and the expense of maintaining facilities, information systems, financial, legal and other administrative functions. While SG&A costs are not directly correlated with revenue volume, we have experienced increased rent charges and higher travel costs as a result of opening new facilities to facilitate our recent expansion into new geographical locations. In addition, the Company has increased its sales force and facilities management personnel significantly in the West coast to manage the revenue growth from 2005 along with the anticipated growth of the region going forward.

         The Company continues to invest in its infrastructure and is currently in the development stage of implementing a state-of-the-art, web-enabled, business information management system. It will provide the scalability, availability and security required to manage the future growth of driver, route, tracking and reporting components of the Company's ground distribution services.

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

         RESULTS OF OPERATIONS

         INCOME AND EXPENSE AS A PERCENTAGE OF REVENUE

                                                  For the Three Months Ended            For the Nine Months Ended
                                                         September 30,                        September 30,
                                               ----------------------------------    ---------------------------------
                                                    2005               2004              2005              2004
                                               ----------------    --------------    -------------    ----------------
         Revenue                                    100.0%              100.0%           100.0%           100.0%

         Gross profit                                19.4%               18.8%            19.7%            18.8%

         Selling, general and
            administrative expenses                  16.3%               15.8%            16.7%            16.1%

         Depreciation and amortization                0.4%                0.5%             0.5%             0.5%

         Other (income) expense, net                 (0.0%)              (0.0%)           (0.0)%            0.4%

         Interest expense                             0.7%                0.9%             0.7%             1.0%

         Income before provision for income
           taxes                                      2.0%                1.6%             1.8%             0.8%

         Net income                                   1.5%                1.0%             1.2%             0.5%



         NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

         Revenue for the nine months ended September 30, 2005 increased by $18,252,000, or 12.5%, to $163,696,000 from $145,444,000 for the nine months ended September 30, 2004. The majority of this increase relates to expansion of our current customer base into new geographic locations, primarily in the West and Southeast operating regions.

         Cost of revenue increased by $13,374,000, or 11.3%, to $131,490,000 for the nine months ended September 30, 2005 from $118,116,000 for the nine months ended September 30, 2004. Cost of revenue for the nine months ended September 30, 2005 represented 80.3% of revenues as compared to 81.2% for the same period in 2004. The improved margin was due primarily to increased route optimization, as new revenue provided higher density in existing route structures. In addition, there was a reduction in insurance expense related to reimbursements from third parties totaling $654,000. Of this amount, $300,000 related to an agreement with Global Delivery Systems LLC ("GDS") to reimburse insurance expenses that the Company paid on behalf of GDS (see Related Party Transactions in Item 5 of this quarterly report). The increase in margin was offset partially by a $799,000 increase in claims as compared to the same period in 2004.

         Selling, general and administrative ("SG&A") increased by $3,860,000, or 16.5%, to $27,257,000 for the nine months ended September 30, 2005 from $23,397,000 for the same period in 2004. Stated as a percentage of revenue, SG&A was 16.7% for the nine months ended September 30, 2005 and 16.1% for the nine months ended September 30, 2004. The increase in SG&A was primarily due to the following:

                                                   Increase from 2004
                                                       (9 months)
                                                   ---------------------
               Compensation                        $1,830,000      18.4%
               Rent                                   705,000      19.3%
               Consulting Fees                        414,000     120.4%
               Travel and Entertainment               332,000      30.5%

         All other net increases including payroll taxes, property, liability and health insurance, repairs and maintenance, communications, medical claims, personnel recruiting costs and computer related costs totaled $1,434,000, partially offset by a $855,000 reduction in the provision for doubtful accounts based on the historical effectiveness of our receivables management.

         Depreciation and amortization increased by $57,000 to $824,000 as compared to $767,000 for the same period last year. This increase was due to higher capital expenditures in 2005.

         Other income, net, increased by $631,000 to $30,000 of other income, net for the nine months ended September 30, 2005 from other expense, net, of $601,000 for the same period in 2004. The 2004 year to date expense of $601,000 was due to the write-off of deferred financing costs and original issue discount related to the original Senior Debt which was restructured on April 14, 2004. Refer to the 2004 Form 10-K for further discussion.

         Interest expense decreased by $298,000 to $1,149,000 for the nine months ended September 30, 2005 from $1,447,000 for the same period in 2004. This was primarily due to the debt restructuring in April 2004. See Note 4 in Notes to Condensed Consolidated Financial Statements.

         As a result of the factors discussed above, income before provision for income taxes increased by $1,890,000 to $3,006,000 for the nine months ended September 30, 2005 from $1,116,000 for the same period last year.

         Provision for income taxes increased by $666,000 to $1,112,000 for the nine months ended September 30, 2005 as compared to $446,000 for the same period in 2004. The tax rate for the nine months ended September 30, 2005 was 37.0% as compared to 40.0% for the same period in 2004. This reduction in the tax rate was primarily due to tax refunds received in the third quarter totaling $301,000 which related to our 2002 and 2003 federal tax filings. Before the impact of the tax refunds received, the effective tax rate for the nine months ended September 30, 2005 was 47%.

         Net income increased by $1,224,000 to $1,894,000 for the nine months ended September 30, 2005 as compared to $670,000 for the same period in 2004. This was due to the factors discussed above.

         THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

         Revenue for the three months ended September 30, 2005 increased by $7,430,000, or 14.9%, to $57,135,000 from $49,705,000 for the three months ended September 30, 2004. The majority of this increase relates to expansion of our current customer base into new geographic locations, primarily in the West and Southeast operating regions.

         Cost of revenue increased by $5,739,000, or 14.2%, to $46,077,000 for the three months ended September 30, 2005 from $40,338,000 for the three months ended September 30, 2004. Cost of revenue for the three months ended September 30, 2005 represented 80.6% of revenue as compared to 81.2% for the same period in 2004. The decrease in cost of revenue as a percent of revenue was primarily due to a reduction in insurance expense related to reimbursements from third parties totaling $654,000. Of this amount, $300,000 related to an agreement with GDS to reimburse insurance expenses that the Company paid on behalf of GDS (see Related Party Transactions in Item 5 of this quarterly report). This reduction in cost of revenue was partially offset by a $414,000 increase in claims expense.

         SG&A increased by $1,425,000, or 18.1%, to $9,288,000 for the three months ended September 30, 2005 from $7,863,000 for the same period in 2004. The increase in SG&A was primarily due to the following:

                                                 Increase from 2004
                                                    (3rd quarter)
                                                 -------------------
               Compensation                      $327,000       9.1%
               Rent                               261,000      20.8%
               Consulting Fees                    210,000     180.8%
               Travel and Entertainment           175,000      50.2%

         All other increases totaled $612,000 partially offset by a $160,000 decrease in allowance for doubtful account based on the historical effectiveness of our receivables management. Stated as a percentage of revenue, SG&A increased to 16.3% for the three months ended September 30, 2005 from 15.8% for the same period in 2004.

         Depreciation and amortization increased by $2,000 to $274,000 for the three months ended September 30, 2005 from $272,000 for the same period last year.

         Other income, net, increased by $9,000 to $20,000 for the three months ended September 30, 2005 from other income, net of $11,000 for the same period in 2004

         Interest expense decreased by $30,000 to $393,000 for the three months ended September 30, 2005 as compared to $423,000 for the same period last year.

         As a result of the factors discussed above, income before provision for income taxes increased by $303,000 to $1,123,000 for the three months ended September 30, 2005, as compared to $820,000 for the same period in 2004.

         Provision for income taxes decreased by $45,000 to $283,000 for the three months ended September 30, 2005, as compared to $328,000 for the same period in 2004. The tax rate for the three months ended September 30, 2005 was 25.2% as compared to 40.0% for the same period in 2004. This decrease in the provision was primarily due to tax refunds received in the third quarter totaling $301,000 which related to our 2002 and 2003 federal income tax filings, which had not been accrued in those periods.

         Net income increased by $348,000 to $840,000 for the three months ended September 30, 2005 as compared to net income of $492,000 for the same period in 2004. This was due to the factors discussed above.


         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, the Company was indebted to the Original Note holders in the sum of $11,000,000 pursuant to a subordinated note bearing interest at 12% per annum (see Senior Notes in Note 4). On April 14, 2004, an agreement was reached between the Company, the Original Note holders and the Investors as to the financial restructuring of the Senior Notes. The Original Note holders agreed to convert a portion of the existing debt due from CD&L into equity and to modify the terms of the Senior Notes if the Investors purchased a portion of the Senior Notes and accepted similar modifications. The loan agreement that governed the Senior Notes was amended and restated to reflect the terms of the substituted Series A Convertible Notes and the Series B Convertible Notes, including the elimination of most financial covenants. At September 30, 2005, long-term debt included $4,000,000 of Series A Convertible Notes and $4,000,000 of Series B Convertible Notes. The principal amount of the Convertible Notes is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years and 12% for the final three years of the term, and interest is paid quarterly. Subsequently, on October 31, 2005, the Company retired the Series B Convertible Notes. See Note 8 - Subsequent Event in Notes to Condensed Consolidated Financial Statements.

         The Company's working capital decreased by $1,500,000 from $8,063,000 as of December 31, 2004 to $6,563,000 as of September 30, 2005. Cash and cash equivalents increased by $495,000 to $1,112,000 as of September 30, 2005. Cash of $1,493,000 was used in operations, while $582,000 was used in net investing activities and $2,570,000 was provided by net financing activities. Capital expenditures amounted to $614,000 and $383,000 for the nine months ended September 30, 2005 and 2004, respectively.

         As of June 27, 2002, CD&L and Summit entered into an agreement establishing the Fleet Facility. The Fleet Facility was due to expire on June 27, 2005 but was extended through December 31, 2005. The Company is in negotiations for an extension or replacement of the Fleet Facility on a long-term basis. The Company believes the terms and conditions will be at least as favorable as the current facility. It provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (7.0% at September 30, 2005) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and is collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. During the nine months ended September 30, 2005, the maximum borrowings outstanding under the Fleet Facility were approximately $7,420,000 and the outstanding borrowings as of September 30, 2005 were approximately $6,528,000. As of September 30, 2005, the Company had total cash on hand and borrowing availability of $4,817,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $4,582,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants as of September 30, 2005.

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

         The Company had an accumulated deficit of ($3,670,000) as of September 30, 2005. On numerous occasions, the Company has had to amend and obtain waivers of the terms of its credit facilities and senior debt as a result of covenant violations or for other reasons. On April 14, 2004, the Company restructured its senior debt and related covenants. The restructuring included an agreement among the Company, its lenders and certain members of CD&L management and others which improved the Company's short-term liquidity and reduced interest expense. The restructuring eased the financial covenants to which the Company was subject. However, if the Company were to fail to meet such covenants in the future, there can be no assurances that the Company's lenders would agree to waive any future covenant violations, renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

         Management believes that cash flows from operations and its borrowing capacity are sufficient to support the Company's operations and general business and capital requirements through at least September 30, 2006. Such conclusions are predicated upon sufficient cash flows from operations and the continued availability of a revolving credit facility. The risks associated with cash flows from operations are mitigated by the Company's low gross profit margin. Unless extraordinary, decreases in revenue should be accompanied by corresponding decreases in costs, resulting in minimal impact to liquidity. The risks associated with the revolving credit facility are as discussed above.

         INFLATION

         While inflation has not had a material impact on the Company's results of operations for the periods presented herein, recent fluctuations in fuel prices can and do affect the Company's operating costs.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the effect of changing interest rates. At September 30, 2005, the Company's debt consisted of approximately $11,151,000 of fixed rate debt with a weighted average interest rate of 8.20% and $6,528,000 of variable rate debt with a weighted average interest rate of 6.18%. The variable rate debt consists of borrowings of revolving line of credit debt at the bank's prime rate plus 25 basis points (7.0% at September 30, 2005). If interest rates on variable rate debt were to increase by 62 basis points (one-tenth of the weighted average interest rate at September 30, 2005), the net impact to the Company's results of operations and cash flows for the nine months ended September 30, 2005 would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $30,000. Maximum borrowings of revolving line of credit debt during the nine months ended September 30, 2005 were $7,420,000.



ITEM 4 - CONTROLS AND PROCEDURES

         (a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (September 30, 2005) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. The purpose of this evaluation is to determine whether the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Based on this evaluation and the matters discussed below, management determined that its disclosure controls and procedures were not effective as of September 30, 2005.


                  During the preparation of this Form 10-Q, the Company's independent registered public accounting firm identified a material weakness with respect to management's knowledge and application of generally accepted accounting principles. Specifically, errors were identified which related to the Company's accounting for certain non-routine transactions, including; gain contingencies, investment banking fees, unsupported reserves and non-capitalization of internal information technology costs. In light of these errors management performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S.
                  GAAP). Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

                  In order to remedy the material weakness noted above, the Company will be enhancing its knowledge of generally accepted accounting principles and their application to properly account for non-routine transactions.

         (b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 5 - Other Information

RELATED PARTY TRANSACTIONS:

The Company has entered into a consulting agreement with one of its directors, Thomas E. Durkin III, pursuant to which Mr. Durkin will provide consulting services to the Company with respect to business and financial matters.
 He will focus on merger and acquisition activities, including, developing strategies, evaluating, structuring and negotiating potential transactions and otherwise assisting the chief executive officer with respect to such matters. In consideration for his services, the Company paid Mr. Durkin a fee of $75,000 on or about July 1, 2005 and agreed to pay him $125 per hour for his services under the agreement. In addition, if the chief executive officer requests Mr. Durkin to work on a particular transaction, Mr. Durkin will become entitled to receive upon consummation of such a transaction a success fee of at least $300,000 plus such other amount, if any, as may be authorized by the chief executive officer and the board or an appropriate committee thereof. The consulting agreement is terminable on 30 days written notice.

On or about September 30, 2005, the Company entered into a settlement agreement with Global Delivery Systems LLC, a New York limited liability company ("GDS") arising from disputes under an Asset Purchase Agreement dated as of March 7, 2001 (the "Agreement") pursuant to which the Company sold its former next-flight-out air delivery and related ground service business to an affiliate of GDS. Under the Agreement, GDS had agreed to indemnify the Company from and against certain costs and to reimburse it for certain insurance losses. The Company asserted that it was due approximately $807,000 under the insurance reimbursement provisions of the Agreement and GDS disagreed with the claim. Pursuant to the Settlement Agreement, the Company and GDS have agreed that the Company will release GDS in exchange for the sum of $300,000, to be paid to the Company pursuant to the terms of a promissory note bearing interest at eight percent (8%) per annum, payments of interest only due quarterly commencing January 1, 2006 to the date of maturity, and with the balance of principal and interest due and payable to the Company on September 30th, 2008. The Note is secured by certain accounts receivable and insurance accounts of GDS. William Beaury, a principal of GDS, is a 50% owner of an entity which owns approximately 6% of the outstanding common stock of the Company.


ITEM 6 - Exhibits

(a)    Exhibits

         10.1 Consulting Agreement, dated as of July 1, 2005, with Thomas E. Durkin III.

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



         Dated: November 21, 2005                            CD&L, INC.




                                                   By:  \s\ Russell J. Reardon
                                                        ------------------------
                                                        Russell J. Reardon
                                                        Vice President and
                                                        Chief Financial Officer