Form 10-K
period 2005-12-31
CD&L INC
filed 2006-04-04
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM .................... TO ....................
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

Securities registered pursuant to Section 12(b) of the Act:
      Title of each class              Name of each exchange on which registered
   COMMON STOCK, PAR VALUE                     AMERICAN STOCK EXCHANGE
     $.001 PER SHARE

        Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes |_|   No |X|

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes |_|   No |X|

Indicate by check mark whether: the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
 Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_|   No |X|

The aggregate market value of voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more stockholders) of the registrant computed by reference to the price at which the registrant's common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2005), was $15,101,794.

The number of shares of the registrant's Common Stock, $.001 par value, outstanding was 10,012,479 and the aggregate market value of voting common equity of the registrant held by non-affiliates of the registrant was $22,139,621 as of March 21, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

                                   CD&L, INC.

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                      INDEX

                                                                                                         PAGE(S)
                                                                                                        --------
PART I
    Item 1.       Business...................................................................................  4
    Item 1A.      Risk Factors...............................................................................  8
    Item 1B.      Unresolved Staff Comments.................................................................. 12
    Item 2.       Properties................................................................................. 13
    Item 3.       Legal Proceedings.......................................................................... 13
    Item 4.       Submission of Matters to a Vote of Security Holders........................................ 14

PART II
    Item 5.       Market for Registrant's Common Equity, Related Stockholder
                       Matters and Issuer Purchases of Equity Securities..................................... 15
    Item 6.       Selected Financial Data.................................................................... 16
    Item 7.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................................................... 18
    Item 7A.      Quantitative and Qualitative Disclosures About Market Risk................................. 30
    Item 8.       Financial Statements and Supplementary Data................................................ 31
    Item 9.       Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures.................................................... 57
    Item 9A.      Controls and Procedures ................................................................... 57
    Item 9B.      Other Information.......................................................................... 58

PART III
    Item 10.      Directors and Executive Officers of the Company............................................ 59
    Item 11.      Executive Compensation..................................................................... 60
    Item 12.      Security Ownership of Certain Beneficial Owners and Management
                     and Related Stockholder Matters......................................................... 61
    Item 13.      Certain Relationships and Related Transactions............................................. 61
    Item 14.      Principal Accountant Fees and Services..................................................... 61

PART IV
    Item 15.      Exhibits and Financial Statement Schedules................................................. 62

SIGNATURES      ............................................................................................. 66

CERTIFICATIONS  ............................................................................................. 74


                                     PART I

         Statements and information presented within this Annual Report on Form 10-K for CD&L, Inc. (the "Company", "CD&L", "us" or "we") include certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes" and "estimates" and similar expressions are generally intended to identify forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors (Item 1A. -- Risk Factors) discussed below, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control. Readers are cautioned that any such statements are not guarantees of future performance and that, actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified by these factors.

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

              o distribution services, providing same-day delivery for many pharmaceutical and office supply wholesalers, for manufacturers to retailers and interbranch distribution of financial documents in a commingled system;

              o facilities management, including providing and supervising mailroom personnel, mail and package sorting, internal delivery and outside local messenger services; and

              o dedicated contract logistics, providing a comprehensive solution to major corporations that want the control, flexibility and image of an in-house fleet with the economic benefits of outsourcing.

OUR INDUSTRY

           The same-day delivery industry is serviced by a fragmented system of thousands of companies that include only a small number of large regional or national operators. The industry is impacted by the following:

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

Rush. In providing rush delivery services, or services on demand, our messengers and drivers respond to customer requests for the immediate pickup and delivery of time-sensitive packages. We generally offer one- two- and four-hour service, on a 7-days-a-week, 24-hours-a-day basis. Our typical customers for rush service include commercial and industrial companies, health care providers and service providers such as accountants, lawyers, advertising and travel agencies and public relations firms.

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

Facilities Management. We provide complete mailroom management services, by offering customized solutions that include performing the entire mailroom function. These include mail meter management, messenger delivery services, main entrance personnel and management personnel.

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

OUR INTERNAL OPERATIONS

           We operate from 86 leased facilities and 28 customer-owned facilities in 23 states and with various managed agents in most other states. The size of each facility varies, but typically includes dedicated dispatch and order entry functions as well as delivery personnel. We accomplish coordination and deployment of our delivery personnel either through communications systems linked to our computers, through pagers, mobile data units or by radio or telephone. We route a shipment according to its type and weight, the geographic distance between its origin and destination and the time allotted for its delivery. In the case of scheduled deliveries, we design routes to minimize the unit costs of the deliveries and to enhance route density. We continue to deploy new hardware and software systems designed to enhance the capturing, routing, tracking and reporting of deliveries throughout our network. To further improve customer service, we offer customers the opportunity to access this information via the Internet.

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

ACQUISITIONS AND SALES OF BUSINESSES

           We were formed as a Delaware corporation in June 1994. As of December 31, 2005, we had acquired twenty-seven same-day time-critical delivery businesses, including the eleven companies that we acquired simultaneously with the commencement of our operations in November 1995. We paid approximately $67,800,000 ($29,600,000 in cash and 2,935,702 shares of our Common Stock) to acquire the eleven founding companies. In addition to the acquisition of those companies, we acquired certain additional assets from two companies in transactions that we accounted for as purchases. Those acquired assets were not material.

           From 1996 to 1999, we acquired thirteen additional businesses that had approximately $65,000,000 in aggregate annual revenues. We paid approximately $31,000,000 to acquire those companies using a combination of cash, seller-financed debt and shares of our Common Stock.

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

           In February 1999, we became obligated to repay seller-financed acquisition debt of $1,650,000 related to our acquisition of Gold Wings. As of February 28, 2003, the note had a remaining principal balance of $1,034,000 (the "CDL/Gold Note"). On February 28, 2003, we completed a series of related transactions with GMV Express, Inc. ("GMV"), Richard Gold (a principal of GMV) ("Gold") and his affiliates, and Global Delivery Systems LLC ("Global") and its subsidiary, Sureway Worldwide LLC ("Sureway Worldwide"). The net effect of the transactions with Global, Sureway Worldwide, GMV and Gold was that we assigned the Note Receivable to GMV in exchange for a release on the CDL/Gold Note payable, so that we were relieved of our $1,034,000 liability for the CDL/Gold Note and we had no further rights to the Note Receivable. In addition, we received payments from Sureway Worldwide and Global of approximately $117,000 ($72,000 in settlement of disputed claims and $45,000 for other amounts due) and provided Gold with a release covering claims of breach of certain noncompetition agreements. As a result of this transaction, we recorded a gain of $1,034,000 during the year ended December 31, 2003, included as a component of other (income) expense, net, on the consolidated statement of operations.

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

           As of March 14, 2003, the Promissory Note was amended to defer the interest and principal payments due on December 14, 2002 and March 14, 2003. The new quarterly payment schedule commenced on June 14, 2003 with interest only payments at a new interest rate at 9.0% per annum. Upon the earlier of June 14, 2004 or the maker of the Promissory Note meeting certain financial benchmarks, principal payments were to resume and the interest rate would prospectively revert back to 7.0% per annum. The final balloon payment of approximately $1,100,000 plus any outstanding principal or unpaid interest remained due on June 14, 2006.

           On March 1, 2004, we consummated a transaction providing for the repurchase of certain Indiana-based assets and liabilities sold to First Choice in June 2001. The acquisition included the release of certain noncompete agreements. Consideration for the repurchase included cancellation of the Promissory Note owed by First Choice of approximately $1,600,000 plus a three-year contingent earn-out based on net revenue generated by the accounts repurchased. The majority of the repurchase price of the Indiana acquisition is related to the value of the customer list. An intangible asset of $1,014,000 (net of $587,000 accumulated amortization) was included in the December 31, 2005 consolidated balance sheet. This asset is being amortized over 5 years.

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

EMPLOYEES AND INDEPENDENT CONTRACTORS

           As of December 31, 2005, we employed approximately 1,500 full-time and part-time people, 115 as drivers, 551 as messengers, 607 in operations, 161 in clerical and administrative positions, 36 in sales, 28 in information technology and 6 in executive management. We are not a party to any collective bargaining agreements. We had agreements with approximately 3,000 independent contractors as of December 31, 2005. We have not experienced any work stoppages and believe that our relationship with our employees and independent contractors is good.

ITEM 1A.  RISK FACTORS

         You should carefully consider the following factors as well as the other information in this report before deciding to invest in shares of our Common Stock.

WE MAY NOT BE ABLE TO FINANCE FUTURE NEEDS OR ADAPT OUR BUSINESS PLAN TO CHANGES BECAUSE OF RESTRICTIONS PLACED ON US BY OUR FINANCIAL CONDITION, OUR CREDIT FACILITY, OUR OTHER SENIOR DEBT AND THE INSTRUMENTS GOVERNING OUR OTHER DEBT.

         We had an accumulated deficit of ($3,056,000) as of December 31, 2005. On numerous occasions, we have had to amend and obtain waivers of the terms of our credit facilities and senior debt as a result of covenant violations or for other reasons. On April 14, 2004, we restructured our senior subordinated debt and related covenants. The restructuring included an agreement among us, our lenders, certain members of CD&L management and others which improved our short-term liquidity and reduced our interest expense. The restructuring eased the financial covenants to our senior secured lenders to which we are subject and in October 2005 we further reduced the principal balance due on our senior subordinated debt to $4,000,000. However, if we were to fail to meet covenants to our secured lender in the future, there can be no assurances that our lenders would agree to waive any future covenant violations, renegotiate and modify the terms of our loans or further extend the maturity date should it become necessary to do so. Further, there can be no assurances that we will be able to meet our revenue, cost or income projections, upon which the debt covenants to our secured lender are based.

PRICE COMPETITION COULD REDUCE THE DEMAND FOR OUR SERVICE.

         The market for same-day delivery and logistics services has been and is expected to remain highly competitive. Competition is often intense, particularly for basic delivery services. High fragmentation and low barriers to entry characterize the industry. Other companies in the industry compete with us not only for provision of services but also for qualified drivers. Some of these companies have longer operating histories and greater financial and other resources than us. Additionally, companies that do not currently operate delivery and logistics businesses may enter the industry in the future. Price competition can cause margin erosion and prevent us from increasing our prices to our customers commensurate with cost increases.

WE DO NOT HAVE LONG-TERM CONTRACTS WITH OUR CUSTOMERS.

         Our contracts with our customers typically are terminable upon 30 days notice. We often have significant start-up costs when we begin servicing a new customer in a new location. Termination of these contracts could have a material adverse effect on our business, financial condition and results of operations.

WE RELY ON A FEW LARGE CUSTOMERS.

         For the years ended December 31, 2005 and 2004, our four largest customers accounted for 28.1% and 31.0% of our revenues, respectively, and our top ten customers accounted for 46.9% and 48.1% of our revenues, respectively. The loss of any of these customers could have a material adverse effect on our results of operations.

CLAIMS ABOVE OUR INSURANCE LIMITS, OR SIGNIFICANT INCREASES IN OUR INSURANCE PREMIUMS, MAY REDUCE OUR PROFITABILITY.

           We currently employ 97 full-time and 18 part-time drivers. From time to time, some of these employee drivers are involved in automobile accidents. We currently carry liability insurance of $1,000,000 for each employee driver, subject to applicable deductibles, and carry umbrella coverage up to $5,000,000. However, claims against us may exceed the amounts of available insurance coverage. We also contract with approximately 3,000 independent contractor drivers. In accordance with our policy, all independent contractor drivers are required to maintain liability coverage as well as workers' compensation or occupational accident insurance. If we were to experience a material increase in the frequency or severity of accidents, liability claims or workers' compensation claims or unfavorable resolutions of claims, our operating results could be materially affected. For independent contractor drivers, we carry umbrella coverage of $5,000,000.

AS A SAME-DAY DELIVERY COMPANY, OUR ABILITY TO SERVICE OUR CLIENTS EFFECTIVELY OFTEN DEPENDS UPON FACTORS BEYOND OUR CONTROL.

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

         o  U.S. business activity; and

         o  the levels of unemployment.

WE DEPEND ON THE AVAILABILITY OF QUALIFIED DELIVERY PERSONNEL.

           We depend on our ability to attract and retain, as employees or independent contractors, qualified delivery personnel who possess the skills and experience necessary to meet the needs of our operations. We compete in many markets in which unemployment is generally relatively low and the competition for owner-operators and other employees is intense. We must continually evaluate and upgrade our pool of available owner-operators to keep pace with demands for delivery services. There can be no assurance that qualified delivery personnel will continue to be available in sufficient numbers and on terms acceptable to us. The inability to attract and retain qualified delivery personnel could have a material adverse impact on our business, financial condition and results of operations.

RISING FUEL COSTS CAN ADVERSELY AFFECT OUR BUSINESS.

           The owner-operators that we use are responsible for all vehicle expenses, including maintenance, insurance, fuel and all other operating costs. We try to include fuel cost adjustments in customer billings that are paid to owner-operators to offset the impact of fuel price increases. If future fuel cost adjustments are insufficient to offset owner-operators' costs, we may be unable to attract a sufficient number of owner-operators, which may negatively impact our business, financial condition and results of operations.

OUR ATTEMPTS AT GEOGRAPHIC EXPANSION MAY NOT BE SUCCESSFUL.

           We are attempting to expand geographically on the West Coast and into the Midwest. Each new facility we open involves increased rent charges, higher travel costs and additional operating personnel. If we do not generate sufficient revenues at these new locations to cover the additional SG&A and other costs, their operation will have a negative impact on our financial condition and results of operations.

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

         A significant number of our drivers are currently independent contractors, meaning that they are not our employees. From time to time, federal and state taxing authorities have sought to assert that independent contractor drivers in the same-day transportation and transportation industries are employees. We do not pay or withhold federal or state employment taxes with respect to drivers who are independent contractors. Although we believe that the independent contractors we use are not employees under existing interpretations of federal and state laws, federal and state authorities may challenge this position or change other relevant laws or regulations, including tax laws and laws relating to employment and workers' compensation. If the Internal Revenue Service or a state taxing authority were to successfully assert that our independent contractors are in fact our employees, we would be required to pay withholding taxes, extend additional employee benefits to these persons and could be required to pay penalties or be subject to other liabilities as a result of incorrectly classifying employees. If drivers are deemed to be employees rather than independent contractors, we could be required to contribute to workers' compensation as well. Any of the foregoing possibilities could increase our operating costs and have a material adverse effect on our business, financial condition and results of operations.

STOCKHOLDERS WILL EXPERIENCE DILUTION WHEN WE ISSUE THE ADDITIONAL SHARES OF COMMON STOCK THAT WE ARE PERMITTED OR REQUIRED TO ISSUE UNDER CONVERTIBLE NOTES, OPTIONS AND WARRANTS.

           We are permitted, and in some cases obligated, to issue shares of common stock in addition to the common stock that is currently outstanding. If and when we issue these shares, the percentage of the common stock currently issued and outstanding will be diluted. The following is a summary of additional shares of common stock that we have currently reserved for issuance as of December 31, 2005:

     o 506,250 shares are issuable upon the exercise of outstanding warrants at an exercise price of $.001 per share.

     o 4,000,000 shares are issuable upon the exercise of options or other benefits under our employee stock option plan, consisting of:

               o outstanding options to purchase 4,000,000 shares at a weighted average exercise price of $1.99 per share, of which options covering 2,758,348 shares were exercisable as of December 31, 2005; and

               o 2,000,000 shares available for future awards after December 31, 2005, subject to ratification at the June 2006 annual stockholder meeting.

     o 500,000 shares are issuable upon the exercise of options or other benefits under our independent director stock option plan, consisting of:

               o outstanding options to purchase 249,000 shares at a weighted average exercise price of $1.59 per share, of which options covering 201,000 shares were exercisable as of December 31, 2005; and

               o 251,000 shares available for future awards after December 31, 2005.

     o 155,197 shares are issuable upon the exercise of outstanding convertible notes issued to sellers of businesses to us at a weighted average exercise price of $6.15 per share.

     o 3,937,008 shares are issuable upon the conversion of the convertible notes issued to investors as part of our April 2004 restructuring at a weighted average exercise price of $1.016 per share.

     o 3,937,010 shares are issuable upon the conversion of the outstanding shares of our Series A Preferred Stock, par value $.001 per share ("Preferred Stock") at a weighted average exercise price of $1.016 per share.

OUR SUCCESS DEPENDS ON THE CONTINUED SERVICE OF OUR KEY MANAGEMENT PERSONNEL.

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

         Provisions of our certificate of incorporation, bylaws and our stockholder protection rights plan, as well as Delaware law, may discourage, delay or prevent a merger or acquisition that you may consider favorable. These provisions of our certificate of incorporation and bylaws:

     o establish a classified board of directors in which only a portion of the total number of directors will be elected at each annual meeting;

     o    authorize the Board of Directors to issue Preferred Stock;

     o    do not provide for cumulative voting in the election of directors; and

     o    limit the persons who may call special meetings of stockholders.

           We have adopted a stockholder protection rights plan in order to protect against offers to acquire us that our board of directors believes inadequate or otherwise not to be in our best interests. There are, however, possible disadvantages to having the plan in place, which might adversely impact us. The existence of the plan may limit our flexibility in dealing with potential acquirers and may deter potential acquirers from approaching us.

           We are subject to section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years following the date the person became an interested stockholder. Section 203 generally does not apply if the business combination or the transaction in which the person became an interested stockholder is approved in advance. Generally, a business combination includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an interested stockholder is a person who, with affiliates and associates, owns or, within three years before the determination of interested stockholder status, did own 15% or more of a corporation's voting stock. Section 203 may delay or prevent a change in control of us without further action by the stockholders.

WE HAVE SIGNIFICANT INTANGIBLE ASSETS.

           The value of our goodwill is significant relative to total assets and stockholders equity. We review goodwill for impairment on at least an annual basis. While there was no impairment of goodwill in 2005, changes in business conditions or interest rates could materially impact our estimates of future operations and result in an impairment of goodwill.

BASED ON CURRENT DISCUSSIONS WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), WE MAY BE REQUIRED TO AMEND PRIOR FILINGS.

The SEC has asked the Company to provide additional support for its accounting for the March 1, 2004 transaction wherein the Company repurchased certain Indiana-based assets and liabilities originally sold to First Choice Courier in June 2001. Consideration for the repurchase included cancellation of a promissory note receivable owed by First Choice plus a three year contingent earn-out based on retained revenue. The majority of the purchase price related to the value of the First Choice customer list. An intangible asset of $1,602,000 was recorded as of the purchase date. The asset is being amortized over five years. The SEC is questioning if all, or part, of the purchase price should have been accounted for as forgiveness of debt. The Company disagrees with that position and believes its accounting for the transaction is correct.

If however, after review and discussion, the SEC does not ultimately agree with the Company's accounting, the Company may be required to amend prior years filings and there may be an adjustment required in previously reported operating results.

The Company will be communicating with the SEC subsequent to this filing to resolve this issue.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

AVAILABLE INFORMATION

Our Internet website address is www.cdl.net. We will make available, free of charge at the "Investor Relations" portion of the website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Such information is available in print to any stockholder who requests it from us.

ITEM 2.  PROPERTIES

           As of December 31, 2005, we operated from 86 leased facilities (not including 28 customer-owned facilities). These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities also contain storage and warehouse space. The table below summarizes the location of our current leased facilities.


              STATE                                                         NUMBER OF LEASED FACILITIES
              -------                                                       ---------------------------
              New York....................................................                         16
              California..................................................                         15
              Florida.....................................................                         15
              New Jersey..................................................                          5
              North Carolina..............................................                          4
              Maine.......................................................                          3
              Louisiana...................................................                          2
              Ohio........................................................                          2
              Pennsylvania................................................                          3
              Nevada......................................................                          2
              Michigan....................................................                          2
              Oklahoma....................................................                          2
              Tennessee...................................................                          1
              Indiana.....................................................                          2
              Massachusetts...............................................                          2
              South Carolina..............................................                          1
              Washington..................................................                          2
              Connecticut.................................................                          1
              Georgia.....................................................                          2
              Maryland....................................................                          1
              Texas.......................................................                          1
              Vermont.....................................................                          1
              Washington, D.C.............................................                          1
                                                                              -------------------------
                 Total                                                                             86


           Our corporate headquarters is located at 80 Wesley Street, South Hackensack, New Jersey. We believe that our properties are generally well maintained, in good condition and adequate for our present needs. Furthermore, we believe that suitable additional or replacement space will be available when required.

           As of December 31, 2005, we owned or leased approximately 106 vehicles of various types, which are operated by drivers employed by us. We also utilize independent contractors who provide their own vehicles and are required to carry at least the minimum amount of insurance required by law.

           Our aggregate rental expense, primarily for facilities, was approximately $8,223,000, for the year ended December 31, 2005. See Note 11 to our Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we become a party to litigation arising in the normal course of our business, most of which involves claims for uninsured personal injury and property damage incurred in connection with our same-day delivery operations. In connection therewith, we had recorded liabilities of $555,000 and $774,000 as of December 31, 2005 and 2004, respectively.

         Also from time to time, Federal and state authorities have sought to assert that independent contractors in the transportation industry, including those utilized by us, are employees rather than independent contractors. We believe that the independent contractors that we utilize are not employees under existing interpretations of Federal and state laws. However, Federal and state authorities have challenged and may continue to challenge this position. Further, laws and regulations, including tax laws, and the interpretations of those laws and regulations, may change.

         We are not aware of any actions, including the actions described above, that would have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's Common Stock has been trading on the American Stock Exchange under the symbol "CDV" since February 23, 1999. The following table sets forth the high and low closing sales prices for the Common Stock for 2004 and 2005.


         2004                                           LOW               HIGH
         ------                                       -------            -------
         First Quarter                                 $0.78              $1.61
         Second Quarter                                $0.93              $2.15
         Third Quarter                                 $1.15              $2.17
         Fourth Quarter                                $1.31              $1.96




         2005                                           LOW               HIGH
         ------                                       -------            -------
         First Quarter                                 $1.52              $2.22
         Second Quarter                                $1.73              $2.03
         Third Quarter                                 $1.38              $1.80
         Fourth Quarter                                $1.37              $3.36


         On March 21, 2006, the last reported sale price of the Common Stock was $2.43 per share. As of March 21, 2006, there were approximately 253 stockholders of record of Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION



                                                                                               NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE FOR
                                                                                           FUTURE ISSUANCE UNDER EQUITY
                                 NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE        COMPENSATION PLANS
                                  ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING          (EXCLUDING SECURITIES
                                    OUTSTANDING OPTIONS,     OPTIONS, WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
         PLAN CATEGORY              WARRANTS AND RIGHTS
------------------------------  ---------------------------  ----------------------------  -----------------------------
                                           (A)                            (B)                           (C)
   EQUITY COMPENSATION PLANS
 APPROVED BY SECURITY HOLDERS
                                         4,755,250                       $1.76                       2,251,000 (1)
 EQUITY COMPENSATION PLANS NOT
 APPROVED BY SECURITY HOLDERS
                                                --                          --                              --
                                       -----------                    --------                  --------------
             TOTAL                       4,755,250                       $1.76                       2,251,000
                                       ===========                    ========                  ==============


(1) Of this total, 2,000,000 options available for future issuance are subject to ratification at the June 2006 annual stockholder meeting.

ITEM 6.  SELECTED FINANCIAL DATA

           The selected consolidated financial data set forth below as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 is derived from the Company's audited consolidated financial statements, which are included elsewhere herein. The selected consolidated financial data set forth below as of December 31, 2003 and as of and for the year ended December 31, 2002 is derived from the Company's consolidated financial statements audited by Deloitte & Touche LLP and as of and for the year ended December 31, 2001 is derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants who have ceased operations. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.


                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:


                                                                  CD&L, Inc. and Subsidiaries (1)
                                      -----------------------------------------------------------------------------------------
                                                                   For The Year Ended December 31,
                                      -----------------------------------------------------------------------------------------
                                         2005               2004               2003              2002                2001
                                      ------------      -------------      -------------     --------------     ---------------
Revenue                                $221,883          $197,724           $166,083          $157,232           $160,544
Gross profit                             43,591            37,454             32,735            30,080             32,704
Selling, general and
  administrative expenses                36,809            31,105             28,136            25,492             26,881
Goodwill impairment                          --                --                 --                --              3,349
Depreciation and amortization             1,115             1,051                756             1,173              2,476
Other (income) expense, net                 (31)              601             (1,496)              206              4,685
Interest expense                          1,529             1,859              2,534             2,734              2,897
Income (loss) from
  continuing operations                   2,507             1,583              1,683               285             (5,804)
Provision for loss on
  disposal of assets, net of                 --                --                 --                --               (465)
  income taxes
Net income (loss)                        $2,507            $1,583             $1,683              $285            ($6,269)
Basic income (loss) per
  share:
  -Continuing operations                   $.26              $.20               $.22              $.04              ($.76)
  -Discontinued operations                   --                --                 --                --               (.06)
                                      ------------      -------------      -------------     --------------     ---------------
  -Net income (loss)                       $.26              $.20               $.22              $.04              ($.82)
                                      ============      =============      =============     ==============     ===============
Diluted income (loss) per share:
  -Continuing operations                   $.15              $.13               $.21              $.03              ($.76)
  -Discontinued operations                   --                --                 --                --               (.06)
                                      ------------      -------------      -------------     --------------     ---------------
  -Net income (loss)                       $.15              $.13               $.21              $.03              ($.82)
                                      ============      =============      =============     ==============     ===============
Basic weighted average shares
 outstanding                              9,465             7,737              7,659             7,659              7,659
Diluted weighted average
 shares outstanding                      20,082            14,513              8,174             8,167              7,659


OTHER DATA:


                                                                 CD&L, Inc. and Subsidiaries (1)
                                      -----------------------------------------------------------------------------------------
                                                                            December 31,
                                      -----------------------------------------------------------------------------------------
Earnings before interest,                2005               2004               2003               2002               2001
taxes, depreciation and               ------------      -------------      -------------     --------------     ---------------
amortization (EBITDA) (2):
Income (loss) from continuing
   operations                              $2,507            $1,583             $1,683               $285           ($5,804)
Adjustments:
   Income taxes                             1,662             1,255              1,122                190            (1,780)
   Interest expense                         1,529             1,859              2,534              2,734             2,897
   Depreciation and
     amortization                           1,115             1,051                756              1,173             2,476
                                      ------------      --------------     -------------      -------------     ---------------
      EBITDA                               $6,813            $5,748             $6,095             $4,382           ($2,211)
                                      ============      ==============     =============      =============     ===============


BALANCE SHEET DATA:


                                                                  CD&L, Inc. and Subsidiaries (1)
                                      -----------------------------------------------------------------------------------------
                                                                            December 31,
                                      -----------------------------------------------------------------------------------------
                                         2005               2004               2003               2002               2001
                                      ------------      --------------     -------------      -------------     ---------------
Working capital                            $6,365            $8,063             $1,807             $2,869            $4,923
Equipment and leasehold
   improvements, net                        3,438             1,946              1,446              1,233             1,961
Goodwill and other intangible
   assets, net                             12,716            13,268             11,968             12,192            12,252
Total assets                               48,347            42,742             40,352             33,821            35,481
Total debt                                 14,765            15,108             20,137             17,483            20,595
Stockholders' equity                      $16,384           $12,604             $5,583             $3,900            $3,615


     (1) The basic and diluted (loss) per share for discontinued operations in 2001 pertain to discontinued air operations in 2000 which were subsequently disposed of in 2001.
     (2) EBITDA is defined as income from continuing operations excluding interest, taxes, depreciation and amortization of goodwill and other assets (as presented on the face of the income statement). It does not include the 2001 provision for losses on disposal of assets. EBITDA is supplementally presented because management believes that it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. EBITDA should not be considered as a substitute for statement of income or cash flow data from the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. In addition, the Company's definition of EBITDA may not be identical to similarly entitled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  CAUTION REGARDING FORWARD LOOKING STATEMENTS

           Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

           All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as "may," "will," "can," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future.

           Forward-looking statements may not be realized due to a variety of factors, including, without limitation the factors listed above under "Risk Factors" in this annual report.

           All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report or the date of the document incorporated by reference in this annual report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will occur or be achieved or accomplished.

OVERVIEW

           The Company is one of the leading national full-service providers of customized, same-day, time-critical, delivery services to a wide range of commercial, industrial and retail customers. These services are provided throughout the United States. The Company currently operates in a single-business segment and thus additional disclosures under Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, are not required.

The Company offers the following delivery services:

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

         Revenue consists primarily of charges to the Company's customers for delivery services. These customers are billed as the services are rendered, mostly on a weekly basis. Recurring charges related to facilities management or contract logistics services are typically billed on a monthly basis. The Company's recent revenue growth has been attributable to the expansion of its current customer base into new geographical areas. The Company has always had a strong presence in the Northeast and Southeast regions of the country. As a result of its nationwide business development program, the Company has doubled its revenue volume on the West coast during 2005 compared to the same period for 2004. The goal for next year is to focus on expanding the Company's footprint even further and gain a strategic presence in the central U.S.

         Cost of revenue consists primarily of independent contractor delivery costs, other direct pick-up and delivery costs and the costs of dispatching rush demand messengers. In addition, the cost of fuel is included in cost of revenue. With the hurricanes in the Southeast region, fuel prices spiked at the end of the third quarter. While this did not have a material impact on the Company's 2005 results, the increase in fuel prices may have an impact on its future results.

         Selling, general and administrative expense ("SG&A") includes the costs to support the Company's sales effort and the expense of maintaining facilities, information systems, financial, legal and other administrative functions. While SG&A costs are not directly correlated with revenue volume, the Company has experienced increased rent charges and higher travel costs as a result of opening new facilities to facilitate its recent expansion into new geographical locations. In addition, the Company has increased its sales force and operating personnel significantly in the West coast to manage the revenue growth from 2005 along with the anticipated growth of the region going forward.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS
         The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. The Company does not obtain collateral. The Company estimates the amount of the allowance for doubtful accounts by evaluating past due aging trends, analyzing customer payment histories and assessing market conditions relating to its customers' operations and financial condition. Such allowance is developed principally for specific customers. As of December 31, 2005, the Company has estimated that an allowance for doubtful accounts of $542,000 is needed to cover the current receivable base. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional revisions to the allowance may be required.

         REVENUE RECOGNITION
         Revenue is recognized when pervasive evidence of an arrangement exists, the price to the customer is fixed or determinable and collection is reasonably assured. The Company interprets the timing of revenue recognition to be when services are rendered to customers and expenses are incurred. This policy applies to all of the Company's same-day, time-critical delivery service options, including Rush, Scheduled, Facilities Management and Dedicated Contract Logistics. Certain customers pay in advance, giving rise to deferred revenue. This policy is consistent with prior years.

         GOODWILL
         The value of the Company's goodwill is significant relative to total assets and stockholders' equity. The Company reviews goodwill for impairment on, at least, an annual basis using several fair-value based tests, which include, among others, a discounted cash flow and terminal value computation as well as comparing the Company's market capitalization to its book value. The discounted cash flow and terminal value computation is based on management's estimates of results from future operations. During 2005, an annual impairment test was performed and the Company determined that there was no impairment of goodwill. As such, there was no impact on the 2005 statement of operations related to goodwill. Changes in business conditions or interest rates could materially impact management's estimates of results from future operations and, consequently, the Company's evaluation of fair value could result in an impairment of goodwill. Such impairment, if any, could have a significant impact on the Company's reported results from future operations and financial condition. Examples of changes in business conditions include, but are not limited to, bankruptcy or loss of a significant customer, a significant adverse change in regulatory factors, a loss of key personnel, increased levels of competition from companies with greater financial resources than the Company and margin erosion caused by the Company's inability to increase prices to its customers at the same rate as that of the associated cost increases.

         INSURANCE RESERVES
         The Company insures certain of its risks through insurance policies, but retains risk as a result of its deductibles related to such insurance policies. The Company's deductible for workers' compensation is $500,000 per loss. The deductible for employee health medical costs is $150,000 per loss. Effective July 1, 2003, automobile liability coverage is maintained for covered vehicles through a fully insured indemnity program with no deductible. The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts. As of December 31, 2005, the Company has accrued approximately $1,200,000 for estimated losses incurred, but not reported. The Company has also accrued $196,000 for incurred, but unpaid, employee health medical costs as of December 31, 2005.

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

RESULTS OF OPERATIONS 2005 COMPARED WITH 2004

The following discussion compares the Company's results of operations for the year ended December 31, 2005 and the year ended December 31, 2004.

INCOME AND EXPENSE AS A PERCENTAGE OF REVENUE



                                                           For the Years Ended
                                                               December 31,
                                                      -----------------------------
                                                         2005             2004
                                                      ------------     ------------
         Revenue                                           100.0%           100.0%

         Gross profit                                       19.6%            18.9%

         Selling, general and
            administrative expenses                         16.6%            15.7%
         Depreciation and amortization                       0.5%             0.5%
         Other (income) expense, net                         0.0%             0.3%
         Interest expense                                    0.7%             1.0%

         Income before provision for income
           taxes                                             1.9%             1.4%

         Net income                                          1.1%             0.8%


REVENUE

Revenue for the year ended December 31, 2005 increased by $24,159,000, or 12.2%, to $221,883,000 from $197,724,000 for the year ended December 31, 2004. This increase in revenue includes new business of approximately $29,159,000, partially offset by lost business of approximately $5,000,000. The overall increase is partially attributable to the expansion of the Company's current customer base into new geographical areas. Due to the Company's nationwide business development program, revenue in the Company's West region increased by $10,922,000 or 65.5%, from $16,679,000 in 2004 to $27,601,000 in 2005.

COST OF REVENUE

Cost of revenue consisted primarily of independent contractor delivery costs, other direct pick-up and delivery costs and the costs of dispatching rush demand messengers. These costs increased by $18,022,000, or 11.2%, from $160,270,000 for 2004 to $178,292,000 in 2005. Stated as a percentage of revenue, these costs decreased to 80.4% for 2005 compared to 81.1% for 2004. The improved margin was due primarily to increased route optimization, as new revenue provided higher density in existing route structures. In addition, there was an overall reduction in cost of sales due to the following factors:

           Insurance reimbursements                               $654,000(1)
           Reduction in delivery vehicle costs                     649,000
           New Orleans business interruption recovery              119,000

           (1) Of this amount, $300,000 related to an agreement with Global Delivery Systems LLC ("GDS") to reimburse insurance expenses that the Company paid on behalf of GDS (see Related Party Transactions in Note 15 in Notes to Consolidated Financial Statements contained within this Annual Report).

The increase in margin was offset partially by a $446,000 increase in claims as compared to 2004.

SG&A

SG&A included costs to support the Company's sales effort and the expense of maintaining facilities, information systems, financial, legal and other administrative functions. SG&A increased by $5,704,000, or 18.3%, from $31,105,000 in 2004 to $36,809,000 in 2005. As a percentage of revenue, SG&A increased to 16.6% in 2005 compared to 15.7% of revenue in 2004. The increase in SG&A was primarily due to the following:



                                                                       Increase from 2004
                                                                 ---------------------------------
             Compensation                                                 $2,559,000      19.3%
             Premises -- rent                                                918,000      18.5%
             Consulting fees                                                 555,000     110.5%
             Vacation (reversal of accrual in prior year)                    541,000     101.3%
             Travel and entertainment                                        499,000      36.4%
             Repairs and maintenance                                         232,000      49.1%


All other net increases including payroll taxes, legal fees, computer costs and personnel recruiting costs totaled $400,000, including a $963,000 reduction in the provision for doubtful accounts based on the historical effectiveness of the Company's receivables management.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased by $64,000, or 6.1%, from $1,051,000 for 2004 to $1,115,000 for 2005.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, had a net change of $632,000, to $31,000 of income in 2005 from $601,000 of expense in 2004. The 2004 other expense was mainly due to the write-off of deferred financing costs and original issue discount related to the original Senior Notes which were restructured on April 14, 2004.

INTEREST EXPENSE

Interest expense decreased by $330,000 from $1,859,000 in 2004 to $1,529,000 in 2005. This decrease was primarily due to the full year effect of the restructuring of the Senior Subordinated Notes. See Liquidity and Capital Resources -- Long-term Debt included elsewhere herein.

PROVISION FOR INCOME TAXES

The provision for income taxes increased by $407,000 to $1,662,000 in 2005 as compared to $1,255,000 in 2004. The tax rate for 2005 was 39.9% of pretax income compared to 44.2% of pretax income in 2004. This reduction in the tax rate was primarily due to tax refunds received during 2005 totaling $389,000. Before the impact of the tax refunds received, the effective tax rate for 2005 was 47%.

RESULTS OF OPERATIONS 2004 COMPARED WITH 2003

The following discussion compares the Company's results of operations for the year ended December 31, 2004 and the year ended December 31, 2003.

INCOME AND EXPENSE AS A PERCENTAGE OF REVENUE



                                                            For the Years Ended
                                                                December 31,
                                                        ---------------------------
                                                           2004            2003
                                                        ----------     ------------
         Revenue                                           100.0%          100.0%

         Gross profit                                       18.9%           19.7%

         Selling, general and
            administrative expenses                         15.7%           16.9%
         Depreciation and amortization                       0.5%            0.5%
         Other expense (income), net                         0.3%          (0.9%)
         Interest expense                                    1.0%            1.5%

         Income before provision for
            income taxes                                     1.4%            1.7%

         Net income                                          0.8%            1.0%


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

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, had a net change of $2,097,000, to $601,000 of expense in 2004 from $1,496,000 of income in 2003. The 2004 other expense was mainly due to the write-off of deferred financing costs and original issue discount related to the original Senior Notes which were restructured on April 14, 2004. The Company recorded a gain included in other (income) expense, net, of $1,034,000 during the year ended December 31, 2003 as a result of the exchange of the Sureway Note Receivable discussed elsewhere herein. Also included in other income for 2003 was a $220,000 World Trade Center Recovery Grant received by one of the Company's New York City facilities and $149,000 of interest income on the Mid-West note receivable discussed in Note 3 to the Company's audited consolidated financial statement contained herein.

INTEREST EXPENSE

Interest expense decreased by $675,000 from $2,534,000 in 2003 to $1,859,000 in 2004. This decrease was primarily due to the restructuring of the Senior Notes. See Liquidity and Capital Resources -- Long-term Debt included elsewhere herein.

PROVISION FOR INCOME TAXES

The provision for income taxes was 44% of pretax income in 2004 compared to 40% of pre-tax income in 2003. The increase in the provision for 2004 was primarily due to an increase in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital decreased by $1,698,000 from $8,063,000 as of December 31, 2004 to $6,365,000 as of December 31, 2005. The decrease was primarily the result of increases in short-term borrowings of $4,112,000 and accounts payable, accrued liabilities and bank overdrafts of $1,651,000, partially offset by an increase in net accounts receivable of $4,828,000.

           Cash and cash equivalents increased by $220,000 during 2005. Cash of $1,507,000 was provided by operating activities, primarily due to the decrease in working capital from 2004 as described above. Cash of $2,277,000 was used in investing activities primarily for the capital expenditures discussed below. Cash of $990,000 was provided by financing activities through increased use of the Company's line of credit.

           Capital expenditures amounted to $2,305,000, $1,254,000 and $968,000 for the years ended December 31, 2005, 2004 and 2003, respectively. These expenditures related primarily to enhanced and expanded information systems capability and upgraded Company facilities in the ordinary course of business. Increased expenditures in 2005 related to the continued implementation and customization of the PeopleSoft financial system. Capital expenditures of approximately $1,200,000 are anticipated for the year ending December 31, 2006.

Short-term borrowings --

           At December 31, 2005, short-term borrowings totaled $8,921,000 consisting of a line of credit balance of $8,080,000 and $841,000 of outstanding borrowings related to the insurance financing arrangements discussed below. At December 31, 2004, short-term borrowings totaled $4,809,000 consisting of a line of credit balance of $4,190,000 and $619,000 of outstanding borrowings related to the insurance financing arrangements entered into in 2004.

         As of June 27, 2002, CD&L and Summit Business Capital Corporation, doing business as Fleet Capital -- Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility, which was due to expire on June 27, 2005 but was extended through January 31, 2006, provides CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (7.5% at December 31, 2005) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points. Credit availability was based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and was collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. The maximum borrowings outstanding under the Fleet Facility during 2005 were $8,673,000. As of December 31, 2005, the Company had total cash on hand and borrowing availability of $2,965,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $4,582,000 and minimum availability requirements.

         Under the terms of the Fleet Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants, as amended, as of December 31, 2005.

         As of January 31, 2006, CD&L and Bank of America, N.A. (successor by merger to Fleet Capital Corporation) entered into a new agreement (the "Bank of America Facility") which replaced the prior Fleet Facility. The Bank of America Facility, which expires on September 30, 2008, continues to provide CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, and LIBOR based loans at the bank's LIBOR rate, as defined, plus 200 basis points. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $20,000,000 and is collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries.

Insurance Financing Agreements --

         In connection with the renewal of certain of the Company's insurance policies, CD&L entered into an agreement to finance annual insurance premiums. A total of $1,676,000 was financed through this arrangement as of July 30, 2005. Monthly payments, including interest, amount to $170,000. The interest rate is 4.75% and the note matures in May 2006. The related annual insurance premiums were paid to the various insurance companies at the beginning of each policy year. The outstanding debt amount of $841,000 at December 31, 2005 ($619,000 at December 31, 2004) was included in short-term borrowings. The corresponding prepaid insurance has been recorded in prepaid expenses and other current assets.

The following tables summarize our contractual obligations and other commercial commitments as of December 31, 2005:



                                                                     PAYMENTS DUE BY PERIOD
                                       ------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                   2006       2007       2008       2009        2010      THEREAFTER      TOTAL
(IN THOUSANDS)                         ---------- ---------- ---------- ---------- ----------- -------------- -----------
Long-term debt                              $548       $528      $533        $228         $--         $4,000      $5,837

Capital leases                                $4         $3       $-           $-         $--            $--          $7
                                       ---------- ---------- ---------- ---------- ----------- -------------- -----------

   Total long-term debt                     $552       $531      $533        $228         $--         $4,000      $5,844

Interest payments due on long-term
    debt (not included above)               $526       $493      $494        $484        $480           $179      $2,656

Operating leases (Primarily for
   facilities) (a)                        $4,867     $3,661    $2,512      $1,532        $829           $329     $13,730


           (a) These contractual obligations only include operating leases in effect as of December 31, 2005.

Other Contractual Obligations:

The Company has entered into employment agreements with its key executives which, under certain change in control circumstances, could result in total cash payments of as much as approximately $4,000,000. See Item 11.


                                                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                       ------------------------------------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS              2006       2007        2008       2009       2010      THEREAFTER       TOTAL
(IN THOUSANDS)                         ----------- ---------- ----------- ---------- ---------- -------------- ------------
Working Capital Facility                     $--        $--     $20,000        $--        $--            $--      $20,000
(Including Standby Letters of Credit)

Standby Letter of Credit                  $4,582        (b)         (b)        (b)        (b)            (b)          (b)


           (b) The Company is required to provide a standby letter of credit per the terms of its current captive insurance program. The values of future standby letters of credit will vary depending on future insurance premiums.

LONG-TERM DEBT:

           On January 29, 1999, the Company completed a $15,000,000 private placement of the Senior Notes and warrants with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and were subordinate to all senior debt including the Company's Fleet Facility. For description of the Fleet Facility, see "Liquidity and Capital Resources". Under the terms of the Senior Notes, as amended, the Company was required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement.

         At March 31, 2004, the Company owed $11,000,000 of principal on the Senior Notes. On April 14, 2004, an agreement was reached among the Company, BNP Paribas ("Paribas"), Exeter Venture Lenders, L.P. ("Exeter Venture") and Exeter Capital Partners IV, L.P. ("Exeter Capital") and together with Exeter Venture and Paribas (the "Original Note holders") and certain members of CD&L management and others ("Investors") as to the financial restructuring of the Senior Notes. The Original Note holders agreed to convert a portion of the existing debt due from CD&L into equity and to modify the terms of the Senior Notes if the Investors purchased a portion of the notes and accepted similar modifications. The nature of the restructuring was as follows:

           (a) The Original Note holders exchanged Senior Notes in the aggregate principal amount of $4,000,000 for shares of the Preferred Stock, with a liquidation preference of $4,000,000. The Preferred Stock is convertible into 3,937,010 shares of Common Stock, does not pay dividends (unless dividends are declared and paid on the Common Stock) and is redeemable by the Company for the liquidation value. The conversion price is $1.016 per share which was equal to the average closing price for the Company's common stock for the 5 days prior to the closing. Holders of the Preferred Stock have the right to elect two directors.

           (b) The Original Note holders and the Company amended the terms of the remaining $7,000,000 principal balance of the Senior Notes, and then exchanged the amended notes for the new notes, which consist of two series of convertible notes, the Series A Convertible Subordinated Notes (the "Series A Convertible Notes") in the principal amount of $3,000,000 and the Series B Convertible Subordinated Notes ("Series B Convertible Notes") in the principal amount of $4,000,000 (collectively, the "Convertible Notes"). The loan agreement that governed the Senior Notes was amended and restated to reflect the terms of the Convertible Notes, including the elimination of most financial covenants. The principal amount of the Convertible Notes is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years and 12% for the final three years of the term and will be paid quarterly. As the interest on the Convertible Notes increases over the term of the notes, the Company records the associated interest expense on a straight-line basis using a blended rate of 10.71%, giving rise to accrued interest over the early term of the Convertible Notes. The terms of the two series of Convertible Notes are identical except for the conversion price ($1.016 for the Series A Convertible Notes, the average closing price for the Company's Common Stock for the 5 days prior to the closing and $2.032 for the Series B Convertible Notes). The Series B Convertible Notes were subsequently extinguished on October 31, 2005, as described below.

           (c) The Investors purchased the Series A Convertible Notes from the Original Note holders for a price of $3,000,000.

           (d) The Company issued an additional $1,000,000 of Series A Convertible Notes to the Investors for an additional payment of $1,000,000, the proceeds of which were used to reduce short-term debt.

           (e) The Investors, the Original Note holders and the Company entered into a Registration Rights Agreement pursuant to which the shares of the Company's common stock issuable upon conversion of the Preferred Stock (3,937,010 shares) and the Convertible Notes (3,937,008 shares for Series A and 1,968,504 shares for Series B) would be registered for resale with the SEC. Subsequently, on August 2, 2005, the Company filed the required registration statement and the registration statement was declared effective on August 11, 2005.

The Company cannot be compelled to redeem the Preferred Stock for cash at any time.

         As a result of the debt restructuring described above, the Company took a charge of $628,000 recorded in other expense in the second quarter of 2004, representing the unamortized balance of the original issue discount and deferred financing costs related to the original private placement of the Senior Notes.

           Costs incurred relative to the aforementioned transactions amounted to approximately $592,000. Of this amount, $420,000 has been accounted for as deferred financing costs and is being amortized over the term of the new financing agreements. The remaining $172,000 has been accounted for as a reduction of additional paid-in capital. These amounts have been allocated based on the proportion of debt to equity raised in the aforementioned transactions. These amounts were subsequently adjusted due to the extinguishment of the Series B Convertible Notes. As of December 31, 2005, remaining costs related to this transaction amounted to approximately $337,000. Of this amount, $225,000 continues to be amortized as a deferred financing cost and $112,000 remains as a reduction of additional paid-in capital.

           On October 31, 2005, the Company retired the Series B Convertible Notes that were issued to Paribas, Exeter Capital and Exeter Venture. The principal amount of the Series B Convertible Notes totaled $4,000,000 as of the retirement date. The portion of the Series B Convertible Notes held by Paribas was satisfied by a cash payment of $2,666,667 principal and $40,000 of accrued interest through October 31, 2005. Exeter Venture and Exeter Capital (collectively "Exeter") held the remaining $1,333,333 of the Series B Convertible Notes. Exeter exercised their right of conversion of their notes and, as such, the Company issued to Exeter a total of 656,168 shares of the Company's Common Stock. In addition, a cash payment of $20,000 was made to Exeter relating to accrued interest through October 31, 2005.

Long-term debt consisted of the following (in thousands) --


                                                                                              DECEMBER 31,
                                                                                   --------------------------------------
                                                                                          2005                2004
                                                                                   -------------------  ------------------
  Series A Convertible Subordinated Notes                                                      $4,000              $4,000
  Series B Convertible Subordinated Notes                                                          --               4,000
  Capital lease obligations due through October 2007 with interest at rates
      ranging from 5.45% to 11.5% and collateralized by the related property.                       7                   5
  Seller-financed debt for acquisitions, payable in monthly installments through
      May 2009. Interest is payable at rates ranging between 7.0% and 9.0%.                     1,837               2,294
                                                                                   -------------------  ------------------
                                                                                                5,844              10,299
  Less -- Current maturities                                                                     (552)               (487)
                                                                                   -------------------  ------------------
                                                                                               $5,292              $9,812
                                                                                   ===================  ==================


           The aggregate annual principal maturities of debt (excluding capital lease obligations) as of December 31, 2005 were as follows (in thousands) --

2006                                                                                                         $548
2007                                                                                                          528
2008                                                                                                          533
2009                                                                                                          228
2010                                                                                                           --
Thereafter                                                                                                  4,000
                                                                                                     -------------------
  Total                                                                                                    $5,837
                                                                                                     ===================


           The Company leases certain transportation and warehouse equipment under capital lease agreements that expire at various dates through 2007. At December 31, 2005, minimum annual payments under capital leases, including interest, were as follows (in thousands) --

2006                                                                                                           $5
2007                                                                                                            3
                                                                                                        ------------------
  Total minimum payments                                                                                        8
Less -- Amounts representing interest                                                                          (1)
                                                                                                        ------------------
  Net minimum payments                                                                                          7
Less -- Current portion of obligations under capital leases                                                    (4)
                                                                                                        ------------------
  Long-term portion of obligations under capital leases                                                        $3
                                                                                                        ==================


            The Company had an accumulated deficit of ($3,056,000) as of December 31, 2005. On numerous occasions, The Company has had to amend and obtain waivers of the terms of its credit facilities and senior debt as a result of covenant violations or for other reasons. On April 14, 2004, the Company restructured its senior subordinated debt and related covenants. The restructuring included an agreement among the Company, its lenders and certain members of CD&L management and others which improved the Company's short-term liquidity and reduced interest expense. The restructuring eased the financial covenants to our senior secured lenders to which the Company is subject, and in October 2005 we further reduced the principal balance due on our senior subordinated debt to $4,000,000. However, if the Company were to fail to meet covenants to our secured lender in the future, there can be no assurances that its lenders will agree to waive any future covenant violations, renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants to our secured lender are based.

           Management believes that cash flows from operations and its borrowing capacity are sufficient to support the Company's operations and general business and capital requirements through at least the next twelve months. Such conclusions are predicated upon sufficient cash flows from operations and the continued availability of a revolving credit facility. The risks associated with cash flows from operations are mitigated by the Company's low gross profit margin. Unless extraordinary, decreases in revenue should be accompanied by corresponding decreases in costs, resulting in minimal impact to liquidity. The risks associated with the revolving credit facility are as discussed above.

NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

           In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") was issued. SFAS 123(R) revises SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 as amended permitted entities the option of continuing to apply the intrinsic value method under APB 25 that the Company has been using, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair value-based method been used. SFAS 123(R) requires that the compensation cost relating to all share-based payment transactions, including employee stock options, be recognized in the historical financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. The Company will be required to apply the guidance in SFAS 123(R) beginning with the first quarter of 2006. At that time, compensation expense related to the Company's stock-based employee compensation plans will be recorded over the service period in the financial statements, as required by SFAS 123(R).

           In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153") was issued. SFAS 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. As of December 31, 2005, the Company is not involved in any exchanges of nonmonetary assets.

           In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

INFLATION

           While inflation has not had a material impact on the Company's results of operations for the last three years, recent fluctuations in fuel prices can and do affect the Company's operating costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company is exposed to the effect of changing interest rates. At December 31, 2005, the Company's debt consisted of approximately $6,685,000 of fixed rate debt with a weighted average interest rate of 7.91% and $8,080,000 of variable rate debt with a weighted average interest rate of 6.44%. At December 31, 2004, the Company's debt consisted of approximately $10,918,000 of fixed rate debt with a weighted average interest rate of 8.25% and $4,190,000 of variable rate debt with a weighted average interest rate of 4.59%. The variable rate debt consists of borrowings of revolving line of credit debt at the bank's prime rate plus 25 basis points (7.50% and 5.50% at December 31, 2005 and 2004, respectively).

         If interest rates on variable rate debt were to increase by 64 basis points (one-tenth of the weighted average interest rate at December 31, 2005), the net impact to the Company's results of operations and cash flows for the year ended December 31, 2005 would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $52,000. The comparable risk for the year ended December 31, 2004 was a $19,000 net impact to income and cash flows. The overall shift in debt from fixed rate to variable rate in 2005, and the resulting increase in market risk, was the result of utilizing the Company's line of credit to fund the extinguishments of the Series B Convertible Notes as previously discussed in the Liquidity and Capital Resources section of Item 7. to this Annual Report.

         Maximum borrowings of revolving line of credit debt during the year ended December 31, 2005 were $8,673,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                  Page
                                                                                                                 -----
Reports of Independent Registered Public Accounting Firm........................................................   32

Consolidated Balance Sheets as of December 31, 2005 and 2004....................................................   34

Consolidated Statements of Operations For The Years Ended December 31, 2005, 2004 and
    2003........................................................................................................   35

Consolidated Statements of Changes in Stockholders' Equity For The Years Ended December 31,
    2005, 2004 and 2003.........................................................................................   36

Consolidated Statements of Cash Flows For The Years Ended December 31, 2005, 2004 and
    2003........................................................................................................   37

Notes to Consolidated Financial Statements......................................................................   38


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CD&L, Inc.:

We have audited the accompanying consolidated balance sheets of CD&L, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended December 31, 2005 and 2004 listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of CD&L, Inc. and Subsidiaries as of December 31, 2005 and 2004, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule for the years ended December 31, 2005 and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                      /s/ J.H.Cohn LLP

Roseland, New Jersey
March 29, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CD&L, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of CD&L, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2003. Our audit also included the financial statement schedule for the year ended December 31, 2003, listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of CD&L, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
March 26, 2004 (except with respect to the matters discussed in Notes 8 and 14, as to which the date is April 14, 2004)

                           CD&L, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                        ASSETS
                                                                                               DECEMBER 31,
                                                                                   -------------------------------------
                                                                                         2005               2004
                                                                                   -----------------  ------------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                                         $837                $617
  Accounts receivable, less allowance for doubtful accounts of $542 and
  $1,330 in 2005 and 2004, respectively (Notes 2 and 8)                                    26,376              21,548
  Deferred income taxes (Notes 2 and 10)                                                      157               1,248
  Prepaid expenses and other current assets (Note 4)                                        3,891               3,606
                                                                                  ------------------  ------------------
     Total current assets                                                                  31,261              27,019

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net (Notes 2 and 5)                                   3,438               1,946
GOODWILL, net (Notes 2 and 6)                                                              11,531              11,531
OTHER INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS, net (Notes 2 and 6)                   1,185               1,737
SECURITY DEPOSITS                                                                             932                 509
                                                                                  ------------------  ------------------
           Total assets                                                                   $48,347             $42,742
                                                                                  ==================  ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 8)                                                            $8,921             $4,809
  Current maturities of long-term debt (Notes 2 and 8)                                         552                487
  Accounts payable and bank overdrafts (Note 2)                                              6,946              4,200
  Accrued expenses and other current liabilities (Note 7)                                    8,477              9,460
                                                                                   -----------------  ------------------
     Total current liabilities                                                              24,896             18,956

LONG-TERM DEBT, net of current maturities (Notes 2 and 8)                                    5,292              9,812
DEFERRED INCOME TAXES (Notes 2 and 10)                                                       1,361              1,100
OTHER LONG-TERM LIABILITIES                                                                    414                270
                                                                                   -----------------  ------------------
           Total liabilities                                                                31,963             30,138
                                                                                   -----------------  ------------------
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY (Notes 12, 13 and 14):
  Preferred stock, $.001 par value; 2,000,000 shares authorized; 393,701
  shares issued and outstanding in 2005 and 2004                                             4,000              4,000
  Common stock, $.001 par value; 30,000,000 shares authorized, 10,041,846 and
    9,385,678 shares issued in 2005 and 2004, respectively                                      10                  9
  Additional paid-in capital                                                                15,592             14,320
  Treasury stock, 29,367 shares at cost                                                       (162)              (162)
  Accumulated deficit                                                                       (3,056)            (5,563)
                                                                                   -----------------  ------------------
      Total stockholders' equity                                                            16,384             12,604
                                                                                   -----------------  ------------------
            Total liabilities and stockholders' equity                                     $48,347            $42,742
                                                                                   =================  ==================


       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                -------------------------------------------------------------
                                                                       2005                  2004                2003
                                                                -------------------     ---------------    ------------------
      Revenue (Note 2)                                                 $221,883               $197,724            $166,083
      Cost of revenue (exclusive of depreciation and
        amortization)                                                   178,292                160,270             133,348
                                                                -------------------    ----------------    ------------------
        Gross profit                                                     43,591                 37,454              32,735
                                                                -------------------    ----------------    ------------------
      Selling, general and administrative expenses                       36,809                 31,105              28,136
      Depreciation and amortization                                       1,115                  1,051                 756
      Other (income) expense, net (Note 15)                                 (31)                   601              (1,496)
      Interest expense                                                    1,529                  1,859               2,534
                                                                -------------------    ----------------    ------------------
                                                                         39,422                 34,616              29,930
                                                                -------------------    ----------------    ------------------

      Income before provision for income taxes                            4,169                  2,838               2,805

      Provision for income taxes
       (Notes 2 and 10)                                                   1,662                  1,255               1,122
                                                                -------------------    ----------------    ------------------
         Net income                                                      $2,507                 $1,583              $1,683
                                                                ===================    ================    ==================
      Net income per share (Note 2):
        Basic                                                              $.26                   $.20                $.22
                                                                ===================    ================    ==================
        Diluted                                                            $.15                   $.13                $.21
                                                                ===================    ================    ==================
      Basic weighted average common
        shares outstanding                                                9,465                  7,737               7,659
                                                                ===================    ================    ==================
      Diluted weighted average common
        shares outstanding                                               20,082                 14,513               8,174
                                                                ===================    ================    ==================


       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           CD&L, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                  Preferred Stock           Common Stock        Additional                               Total
                               ----------------------- -----------------------    Paid-in    Treasury   Accumulated   Stockholders'
                                  Shares     Amount        Shares     Amount      Capital      Stock      Deficit        Equity
                               ----------- ----------- -----------  ---------- ----------- ----------- ------------  -------------
BALANCE AT
        DECEMBER 31, 2002             --       $--      7,658,660        $8     $12,883      ($162)    ($8,829)          $3,900
Net income                            --        --             --        --          --          --       1,683           1,683
                               ----------- ----------- ------------  --------- ----------- ----------- ------------  -------------
BALANCE AT
        DECEMBER 31, 2003             --        --      7,658,660         8      12,883       (162)     (7,146)           5,583
Senior Debt restructuring        393,701     4,000             --        --       (172)          --          --           3,828
Rights offering                       --        --      1,697,651         1       1,609          --          --           1,610
Net income                            --        --             --        --          --          --       1,583           1,583
                               ----------- ----------- ------------  --------- ----------- ----------- ------------  -------------
BALANCE AT
        DECEMBER 31, 2004        393,701     4,000      9,356,311         9      14,320       (162)     (5,563)          12,604
Conversion of Series
     B Convertible Notes              --        --        656,168         1       1,272         --          --            1,273
Net income                            --        --             --        --          --         --       2,507            2,507
                               ----------- ----------- ------------  --------- ----------- ----------- ------------  -------------
BALANCE AT
        DECEMBER 31, 2005        393,701    $4,000     10,012,479       $10     $15,592      ($162)    ($3,056)         $16,384
                               =========== =========== ============  ========= =========== =========== ============  =============


       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                                -------------------------------------------------
                                                                                     2005              2004            2003
                                                                                ----------------  ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $2,507            $1,583           $1,683
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities --
   Noncash extinguishment of debt                                                        --                --           (1,034)
  Gain on disposal of equipment and leasehold improvements                               (7)              (16)             (96)
  Depreciation and amortization, including amortization of deferred
      financing costs                                                                 1,184             1,244            1,154
   Deferred financing charge/original issue discount (OID) write-off                    160               628               --
  Allowance for doubtful accounts                                                      (788)              458              629
  Deferred income tax expense (benefit)                                               1,352             1,546             (121)
  Changes in operating assets and liabilities
      (Increase) decrease in --
          Accounts receivable                                                        (4,040)           (3,220)          (4,506)
          Prepaid expenses and other current assets                                    (345)           (1,080)          (1,942)
          Note receivable, security deposits and other assets                          (423)               99             (357)
      Increase (decrease) in --
          Accounts payable and accrued liabilities and bank overdrafts                1,763              (732)           2,223
          Other long-term liabilities                                                   144                30              (29)
                                                                                ----------------  ---------------  --------------
                 Net cash provided by (used in) operating activities                  1,507               540           (2,396)
                                                                                ----------------  ---------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to equipment and leasehold improvements                                 (2,305)           (1,254)            (968)
   Proceeds from sale of equipment and leasehold improvements                            28                20              102
                                                                                ----------------  ---------------  --------------
                 Net cash used in investing activities                               (2,277)           (1,234)            (866)
                                                                                ----------------  ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayments of) short-term borrowings, net                           4,112              (958)           5,767
   Repayments of long-term debt                                                      (3,127)           (1,447)          (2,260)
   Proceeds from long-term debt                                                           5             1,000               --
   Proceeds from rights offering                                                         --             1,610               --
   Deferred financing costs                                                              --              (591)              --
                                                                                ----------------  ---------------  --------------
                 Net cash provided by (used in) financing activities                    990              (386)           3,507
                                                                                ----------------  ---------------  --------------
                 Net increase (decrease) in cash and cash equivalents                   220            (1,080)             245
CASH AND CASH EQUIVALENTS, beginning of year                                            617             1,697            1,452
                                                                                ----------------  ---------------  --------------
CASH AND CASH EQUIVALENTS, end of year                                                 $837              $617           $1,697
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

                           CD&L, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION, BASIS OF PRESENTATION AND BUSINESS:

CD&L, Inc. (the "Company" or "CD&L") was founded in June 1994.

The Company provides an extensive network of same-day delivery services to a wide range of commercial, industrial and retail customers. The Company's operations are currently concentrated on the East Coast, with continued growth on the West Coast.

The Company has an accumulated deficit of ($3,056,000) as of December 31, 2005. As discussed in Note 8, on numerous occasions, the Company has had to amend and obtain waivers of the terms of its credit facilities and senior debt as a result of covenant violations or for other reasons. On April 14, 2004, the Company restructured its senior debt. The restructuring included an agreement among the Company, its lenders, members of CD&L management and others which improved the Company's short-term liquidity and reduced interest expense.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates in the Preparation of the Financial Statements --

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

Cash and Cash Equivalents --

CD&L considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Bank overdrafts of $3,790,000, $2,096,000 and $2,649,000 are included in accounts payable as of December 31, 2005, 2004 and 2003, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. The Company does not obtain collateral. The Company estimates the amount of the allowance for doubtful accounts by evaluating past due aging trends, analyzing customer payment histories and assessing market conditions relating to its customers' operations and financial condition.

Equipment and Leasehold Improvements --

Equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets subject to capital leases are amortized over the shorter of the terms of the leases or the estimated useful lives of the assets.

Vehicle Maintenance and Repair --

Vehicle maintenance and repair costs are expensed as incurred. Vehicle maintenance and repair expenses were $164,000, $291,000 and $331,000 for the years ended 2005, 2004 and 2003, respectively. These expenses are included as a component of Cost of Revenue on the Consolidated Statements of Operations. Due to the nature of the Company's operations, the bulk of its vehicles are vans, pickups and passenger cars. As such, the Company does not incur significant overhaul expenses that require capitalization.

Goodwill --

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This Statement required that goodwill no longer be amortized over an estimated useful life but be considered as having an indefinite life and tested for impairment on an annual basis. As required by SFAS 142, annual impairment tests were completed at the end of fiscal 2005, 2004 and 2003 and the Company determined that there was no impairment.

The carrying amount of the Company's goodwill is significant relative to total assets and stockholders' equity. The Company reviews goodwill for impairment on at least an annual basis using several fair-value based tests, which include, among others, a discounted cash flow and terminal value computation as well as comparing the Company's market capitalization to its book value. The discounted cash flow and terminal value computation are based on management's estimates of results from future operations. Changes in business conditions or interest rates could materially impact management's estimates of results from future operations and, consequently, the Company's evaluation of fair value could result in an impairment of goodwill. Such impairment, if any, could have a significant impact on the Company's reported results from future operations and financial condition.

Deferred Financing Costs --

The costs incurred to obtain debt financing, including all related fees, are included in other intangible assets and deferred financing costs in the accompanying consolidated balance sheets and are amortized as interest expense over the term of the related financing, usually from 3 -- 7 years. Such costs are amortized over the term of the related debt agreements using the straight-line method, which approximates that of the effective interest method.

Insurance --

The Company insures certain of its risks through insurance policies, but retains risk as a result of its deductibles related to such insurance policies. The Company's deductible for workers' compensation is $500,000 per loss. The deductible for employee health medical costs is $150,000 per loss. Effective July 1, 2003, automobile liability coverage is maintained for covered vehicles through a fully insured indemnity program with no deductible. The Company reserves the estimated amounts of uninsured claims and deductibles related to such insurance retentions for claims that have occurred in the normal course of business. These reserves are established by management based upon the recommendations of third party administrators who perform a specific review of open claims, which include fully developed estimates of both reported claims and incurred but not reported claims, as of the balance sheet date. Actual claim settlements may differ materially from these estimated reserve amounts. As of December 31, 2005, the Company has accrued approximately $1,200,000 for estimated losses incurred, but not reported. The Company has also accrued $196,000 for incurred, but unpaid, employee health medical costs as of December 31, 2005.

A portion of the premium payments made by CD&L to its shared captive insurance company (the "Captive") includes allocated amounts to fund the losses that are in a risk-sharing layer of the Captive. If losses for a member of the Captive exhaust the funds that the member is required to pay to the Captive for a given policy year, the excess losses are shared among all other members of the Captive, on a proportional basis, based on member premiums.

In connection with the renewal of certain of the Company's insurance policies, CD&L entered into an agreement to finance annual insurance premiums. A total of $1,676,000 was financed through this arrangement as of July 30, 2005. Monthly payments, including interest, amount to $170,000. The interest rate is 4.75% and the note matures in May 2006. The related annual insurance premiums were paid to the various insurance companies at the beginning of each policy year. The outstanding debt amount of $841,000 at December 31, 2005 ($619,000 at December 31, 2004) is included in short-term borrowings. The corresponding prepaid insurance has been recorded in prepaid expenses and other current assets.

The Company also requires its independent contractors to maintain auto insurance coverage, as well as workers' compensation or occupational accident insurance.

Significant Customers --

For the years ended December 31, 2005 and 2004, our four largest customers accounted for 28.1% and 31.0% of revenue, respectively. As of December 31, 2005 and 2004, these customers accounted for 19.3% and 19.9% of gross accounts receivable, respectively. For the years ended December 31, 2005, 2004 and 2003, our two largest customers accounted for 15.6%, 18.0% and 14.7% of revenue, respectively.

Revenue Recognition --

Revenue is recognized when pervasive evidence of an arrangement exists, the price to the customer is fixed or determinable and collection is reasonably assured. The Company interprets the timing of revenue recognition to be when services are rendered to customers and expenses are incurred. This policy applies to all of the Company's same-day, time-critical delivery service options, including Rush, Scheduled, Facilities Management and Dedicated Contract Logistics. Certain customers pay in advance, giving rise to deferred revenue.

Income Taxes --

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

Long-Lived Assets --

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

Fair Value of Financial Instruments --

Due to the short maturities of the Company's cash, receivables and payables, the carrying value of these financial instruments approximates their fair values. The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt with similar remaining maturities. The Company believes that the carrying value of its debt approximates the fair value of such debt instruments.

Stock-Based Compensation --

The Company applies the intrinsic value method provided for by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options as permitted by SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). APB 25 only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date the stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially. The Company has elected to continue to recognize stock-based compensation using the intrinsic value method and has incorporated the additional disclosure requirements of SFAS 123 and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). The Company's stock options have all been issued with their exercise price at market value at the date of grant. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Pro forma information regarding net income and net income per share is required under the provisions of SFAS 148, and has been determined as if the Company had accounted for its stock options under the fair value method provided for in SFAS 123. As a result of the amendments to SFAS 123 discussed below, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its first quarter of 2006.

The weighted-average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $1.89, $1.06 and $0.51, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2005, 2004 and 2003-


                                                                  2005                2004               2003
                                                             ----------------    ----------------  ------------------
Risk-free interest rate                                            4.16%               3.10%             4.15%
Volatility factor                                                    47%                 98%               97%
Expected life                                                     6.4 years           7.0 years         7.0 years
Dividend yield                                                      None                None              None
                                                             ----------------    ----------------  ------------------


The pro forma information regarding net income and net income per share were as follows (in thousands, except per share data)-



                                                                  2005               2004              2003
                                                             ----------------   ---------------  ------------------
Net income -- as reported                                          $2,507             $1,583           $1,683
Stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                                           (561)              (482)              (5)
                                                             ----------------   ---------------  ------------------
Net income -- pro forma                                            $1,946             $1,101           $1,678
                                                             ================   ===============  ==================
Basic income per share:
   Net income per share -- as reported                               $.26               $.20             $.22
                                                             ================   ===============  ==================
   Net income per share -- pro forma                                 $.21               $.14             $.22
                                                             ================   ===============  ==================
Diluted income per share:
   Net income per share -- as reported                               $.15               $.13             $.21
                                                             ================   ===============  ==================
   Net income per share -- pro forma                                 $.12               $.09             $.21
                                                             ================   ===============  ==================


Net Income Per Share --

Basic net income per share represents net income divided by the weighted average shares outstanding. Diluted net income per share represents net income divided by the weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive common shares.

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:



                                                            2005                2004                 2003
                                                       ----------------    ----------------     ---------------
Basic weighted average common
  shares outstanding                                        9,465,078           7,737,084           7,658,660
Effect of dilutive securities:
  Stock options and warrants                                1,064,919             829,152             515,419
  Convertible preferred stock                               3,937,010           2,952,758                  --
  Subordinated convertible debentures                       5,579,211           2,952,756                  --
  Seller-financed convertible notes                            35,724              41,148                  --
                                                       ----------------    ----------------     ---------------
Diluted weighted average common
  shares outstanding                                       20,081,942          14,512,898           8,174,079
                                                       ================    ================     ===============


A reconciliation of net income as reported to net income as adjusted for the net effect of dilutive securities follows (in thousands) --



                                                                              2005             2004           2003
                                                                          ------------     -----------    -----------
Net income, as reported                                                        $2,507          $1,583         $1,683
Effect of dilutive securities:
     Interest on subordinated convertible debentures                              471             257             --
     Interest on seller-financed convertible notes                                 12              11             --
                                                                          ------------     -----------    -----------
Net income, as adjusted for the effect of dilutive securities                  $2,990          $1,851         $1,683
                                                                          ============     ===========    ===========


The following potentially dilutive common shares were excluded from the computation of diluted net income per share because the exercise or conversion price was greater than the average market price of common shares --


                                                           2005                2004                 2003
                                                       --------------      -------------        -------------
Stock options and warrants                                 1,430,197          1,774,572            1,863,668
Subordinated convertible debentures                               --          1,476,378                   --
Seller-financed convertible notes                            135,349            169,244              352,905


New Accounting Standards and Pronouncements --

In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") was issued. SFAS 123(R) revises SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 as amended permitted entities the option of continuing to apply the intrinsic value method under APB 25 that the Company has been using, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair value-based method been used. SFAS 123(R) requires that the compensation cost relating to all share-based payment transactions, including employee stock options, be recognized in the historical financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. The Company will be required to apply the guidance in SFAS 123(R) beginning with the first quarter of 2006. At that time, compensation expense related to the Company's stock-based employee compensation plans will be recorded over the service period in the financial statements, as required by SFAS 123(R).

In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153") was issued. SFAS 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. As of December 31, 2005, the Company is not involved in any exchanges of nonmonetary assets.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

Reclassifications --

Certain reclassifications have been made to the prior years' consolidated financial statements in order to conform to the 2005 presentation.

(3)      2004 ACQUISITION:

On March 1, 2004, the Company consummated a transaction providing for the repurchase of certain Indiana-based assets and liabilities sold to First Choice in June 2001. The acquisition included the release of certain non-compete agreements. Consideration for the repurchase included cancellation of a certain note receivable owed by First Choice of approximately $1,600,000 plus a three-year contingent earn-out based on future net revenue generated by the customer accounts repurchased. The majority of the purchase price of the Indiana acquisition on March 1, 2004 related to the value of the customer list. A net intangible asset of $1,014,000 and $1,335,000 (net of accumulated amortization of $587,000 and $267,000) is included in the consolidated balance sheets as of December 31, 2005 and 2004, respectively. This asset is being amortized over 5 years.

(4)      PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following (in thousands) --


                                                                                        DECEMBER 31,
                                                                        ---------------------------------------------
                                                                               2005                      2004
                                                                        --------------------      -------------------
  Prepaid insurance                                                           $3,196                    $2,277
  Other receivables                                                              204                       219
  Prepaid income taxes                                                            --                       779
  Other                                                                          491                       331
                                                                        --------------------      -------------------
                                                                              $3,891                    $3,606
                                                                        ====================      ===================


(5)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements consist of the following (in thousands) -



                                                                                             DECEMBER 31,
                                                                                    ---------------------------------
                                                                   USEFUL LIVES          2005              2004
                                                                   ------------     ----------------  ---------------
Transportation and warehouse equipment                              3-7 years               $929            $1,019
Office equipment                                                    3-7 years              4,486             2,296
Furniture and fixtures                                              5-7 years                111               103
Leasehold improvements                                             Lease period              845               748
                                                                                    ----------------  ---------------
                                                                                           6,371             4,166
Less -- accumulated depreciation and amortization                                         (2,933)           (2,220)
                                                                                    ----------------  ---------------
                                                                                          $3,438            $1,946
                                                                                    ================  ===============


Included in office equipment is $1,755,000 and $319,000 of information systems not yet in service as of December 31, 2005 and 2004, respectively. Depreciation and amortization expense for equipment and leasehold improvements for the years ended December 31, 2005, 2004 and 2003 were approximately $794,000, $784,000 and $756,000, respectively.

Leased equipment under capitalized leases (included above) consists of the following (in thousands) --


                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                            2005            2004
                                                                                       ---------------  --------------
Equipment                                                                                       $12               $8
Less -- accumulated depreciation                                                                 (5)              (4)
                                                                                       ---------------  --------------
                                                                                                 $7               $4
                                                                                       ===============  ==============


The Company entered into capital lease obligations of $4,000 and $0 in 2005 and 2004, respectively, for warehouse equipment.

(6)      GOODWILL, OTHER INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS:

Goodwill consists of the following (in thousands) --


                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                             USEFUL LIFE                    2005            2004
                                                             -----------               ---------------  --------------
Goodwill                                                      Indefinite                    $17,176          $17,176
Less -- accumulated amortization and impairment                                              (5,645)          (5,645)
                                                                                       ---------------  --------------
                                                                                            $11,531          $11,531
                                                                                       ===============  ==============


Other intangible assets and deferred financing costs consist of the following (in thousands) --



                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                             USEFUL LIVES                   2005            2004
                                                             ------------              ---------------  --------------
Customer list                                                  5 years                       $1,602           $1,602
Less -- accumulated amortization                                                               (587)            (267)
                                                                                       ---------------  --------------
Customer list, net                                                                            1,015            1,335
                                                                                       ---------------  --------------

Deferred financing costs                                     3 -- 7 years                       375              570
Less -- accumulated amortization                                                               (205)            (168)
                                                                                       ---------------  --------------
Deferred financing costs, net                                                                   170              402
                                                                                       ---------------  --------------
                                                                                             $1,185           $1,737
                                                                                       ===============  ==============


Amortization of deferred financing costs for the years ended December 31, 2005, 2004 and 2003 was approximately $81,000, $149,000 and $224,000, respectively. Amortization of deferred financing costs has been recorded as interest expense.

Estimated amortization of the customer list and deferred financing costs for the years subsequent to December 31, 2005 (in thousands) --

                 2006                                  $353
                 2007                                   353
                 2008                                   353
                 2009                                    85
                 2010                                    32
                 Thereafter                               9


The customer list will be fully amortized in 2009.

(7)      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following (in thousands) --



                                                                                               DECEMBER 31,
                                                                                       ------------------------------
                                                                                           2005             2004
                                                                                       --------------   -------------
Payroll and related expenses                                                                 $2,120           $1,911
Third party delivery costs                                                                    2,152            2,743
Insurance                                                                                     2,162            2,157
Professional fees                                                                               269              269
Interest                                                                                        261              216
Uninsured personal injury and property damage claims
    (Note 11)                                                                                   555              774
Other                                                                                           958            1,390
                                                                                       --------------   -------------
                                                                                             $8,477           $9,460
                                                                                       ==============   =============


(8)      SHORT-TERM BORROWINGS AND LONG-TERM DEBT:

Short-term borrowings --

At December 31, 2005, short-term borrowings totaled $8,921,000 consisting of a line of credit balance of $8,080,000 and $841,000 of outstanding borrowings related to the insurance financing arrangements discussed below. At December 31, 2004, short-term borrowings totaled $4,809,000 consisting of a line of credit balance of $4,190,000 and $619,000 of outstanding borrowings related to the insurance financing arrangements entered into in 2004.

As of June 27, 2002, CD&L and Summit Business Capital Corporation, doing business as Fleet Capital - Business Finance Division, entered into an agreement establishing a revolving credit facility (the "Fleet Facility") of $15,000,000. The Fleet Facility which was due to expire on June 27, 2005 but was extended through January 31, 2006, provided CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, plus 25 basis points (7.50% at December 31, 2005) and LIBOR based loans at the bank's LIBOR, as defined, plus 225 basis points. Credit availability was based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $15,000,000 and was collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. The maximum borrowings outstanding under the Fleet Facility during 2005 were $8,673,000. As of December 31, 2005, the Company had total cash on hand and borrowing availability of $2,965,000 under the Fleet Facility, after adjusting for restrictions related to outstanding standby letters of credit of $4,582,000 and minimum availability requirements.

Under the terms of the Fleet Facility, the Company was required to maintain certain financial ratios and comply with other financial conditions. The Fleet Facility also prohibited the Company from incurring certain additional indebtedness, limited certain investments, advances or loans and restricted substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants, as amended, as of December 31, 2005.

As of January 31, 2006, CD&L and Bank of America, N.A. (successor by merger to Fleet Capital Corporation) entered into a new agreement (the "Bank of America Facility") which replaced the prior Fleet Facility. The Bank of America Facility, which expires on September 30, 2008, continues to provide CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, and LIBOR based loans at the bank's LIBOR rate, as defined, plus 200 basis points. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $20,000,000 and is collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries.

Insurance Financing Agreements --

In connection with the renewal of certain of the Company's insurance policies, CD&L entered into an agreement to finance annual insurance premiums. A total of $1,676,000 was financed through this arrangement as of July 30, 2005. Monthly payments, including interest, amount to $170,000. The interest rate is 4.75% and the note matures in May 2006. The related annual insurance premiums were paid to the various insurance companies at the beginning of each policy year. The outstanding debt amount of $841,000 at December 31, 2005 ($619,000 at December 31, 2004) was included in short-term borrowings. The corresponding prepaid insurance has been recorded in prepaid expenses and other current assets.

Long-Term Debt --

On January 29, 1999, the Company completed a $15,000,000 private placement of the senior subordinated notes (the "Senior Notes") and warrants with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's Fleet Facility. Under the terms of the Senior Notes, as amended, the Company was required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement.

At March 31, 2004, the Company owed $11,000,000 of principal on the Senior Notes. On April 14, 2004, an agreement was reached among the Company, BNP Paribas ("Paribas"), Exeter Venture Lenders, L.P. ("Exeter Venture") and Exeter Capital Partners IV, L.P. ("Exeter Capital") and together with Exeter Venture and Paribas (the "Original Note holders") and certain members of CD&L management and others ("Investors") as to the financial restructuring of the Senior Notes. The Original Note holders agreed to convert a portion of the existing debt due from CD&L into equity and to modify the terms of the Senior Notes if the Investors purchased a portion of the notes and accepted similar modifications. The nature of the restructuring was as follows:

             (a) The Original Note holders exchanged Senior Notes in the aggregate principal amount of $4,000,000 for shares of the Series A Convertible Redeemable Preferred Stock of the Company, par value $.001 per share ("Preferred Stock"), with a liquidation preference of $4,000,000. The Preferred Stock is convertible into 3,937,010 shares of Common Stock, does not pay dividends (unless dividends are declared and paid on the Common Stock) and is redeemable by the Company for the liquidation value. The conversion price is $1.016 per share which was equal to the average closing price for the Company's common stock for the 5 days prior to the closing. Holders of the Preferred Stock have the right to elect two directors.

             (b) The Original Note holders and the Company amended the terms of the remaining $7,000,000 principal balance of the Senior Notes, and then exchanged the amended notes for the new notes, which consist of two series of convertible notes, the Series A Convertible Subordinated Notes (the "Series A Convertible Notes") in the principal amount of $3,000,000 and the Series B Convertible Subordinated Notes ("Series B Convertible Notes") in the principal amount of $4,000,000 (collectively, the "Convertible Notes"). The loan agreement that governed the Senior Notes was amended and restated to reflect the terms of the Convertible Notes, including the elimination of most financial covenants. The principal amount of the Convertible Notes is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years and 12% for the final three years of the term and will be paid quarterly. As the interest on the Convertible Notes increases over the term of the notes, the Company records the associated interest expense on a straight-line basis using a blended rate of 10.71%, giving rise to accrued interest over the early term of the Convertible Notes. The terms of the two series of Convertible Notes are identical except for the conversion price ($1.016 for the Series A Convertible Notes, the average closing price for the Company's common stock for the 5 days prior to the closing and $2.032 for the Series B Convertible Notes). The Series B Convertible Notes were subsequently extinguished on October 31, 2005, as described below.

             (c) The Investors purchased the Series A Convertible Notes from the
                 Original Note holders for a price of $3,000,000.

             (d) The Company issued an additional $1,000,000 of Series A
                 Convertible Notes to the Investors for an additional payment of $1,000,000, the proceeds of which were used to reduce short-term debt.

             (e) The Investors, the Original Note holders and the Company entered into a Registration Rights Agreement pursuant to which the shares of the Company's common stock issuable upon conversion of the Preferred Stock (3,937,010 shares) and the Convertible Notes (3,937,008 shares for Series A and 1,968,504 shares for Series B) would be registered for resale with the Securities and Exchange Commission ("SEC"). Subsequently, on August 2, 2005, the Company filed the required registration statement and the registration statement was declared effective on August 11, 2005.

The Company cannot be compelled to redeem the Preferred Stock for cash at any time.

As a result of the debt restructuring described above, the Company took a charge of $628,000 recorded in other expense in the second quarter of 2004, representing the unamortized balance of the original issue discount and deferred financing costs related to the original private placement of the Senior Notes.

Costs incurred relative to the aforementioned transactions amounted to approximately $592,000. Of this amount, $420,000 has been accounted for as deferred financing costs and is being amortized over the term of the new financing agreements. The remaining $172,000 has been accounted for as a reduction in paid-in capital. These amounts have been allocated based on the proportion of debt to equity raised in the aforementioned transactions. These amounts were subsequently adjusted due to the extinguishment of the Series B Convertible Notes. As of December 31, 2005, remaining costs related to this transaction amounted to approximately $337,000. Of this amount, $225,000 continues to be amortized as a deferred financing cost and $112,000 remains as a reduction of additional paid-in capital.

On October 31, 2005, the Company retired the Series B Convertible Notes that were issued to Paribas, Exeter Capital and Exeter Venture. The principal amount of the Series B Convertible Notes totaled $4,000,000 as of the retirement date. The portion of the Series B Convertible Notes held by Paribas was satisfied by a cash payment of $2,666,667 principal and $40,000 of accrued interest through October 31, 2005. Exeter Venture and Exeter Capital (collectively "Exeter") held the remaining $1,333,333 of the Series B Convertible Notes. Exeter exercised their right of conversion of their notes and, as such, the Company issued to Exeter a total of 656,168 shares of the Company's Common Stock. In addition, a cash payment of $20,000 was made to Exeter relating to accrued interest through October 31, 2005.

The warrants originally issued on January 29, 1999 remain outstanding at December 31, 2005 at an exercise price of $.001 per share (convertible into 506,250 shares of common stock). The warrants expire in January 2009.

Long-term debt consisted of the following (in thousands) --


                                                                                               DECEMBER 31,
                                                                                  ---------------------------------------
                                                                                          2005                 2004
                                                                                  --------------------  -----------------
  Series A Convertible Subordinated Notes                                                     $4,000               $4,000
  Series B Convertible Subordinated Notes                                                         --                4,000
  Capital lease obligations due through October 2007 with interest at rates
      ranging from 5.45% to 11.5% and collateralized by the related property.                      7                    5
  Seller-financed debt on acquisitions, payable in monthly installments through
      May 2009, convertible into 155,197 shares of common stock at a weighted average exercise price of $6.15 per share. Interest is payable at rates
      ranging between 7.0% and 9.0%.                                                           1,837                2,294
                                                                                   -------------------  -------------------
                                                                                               5,844               10,299
  Less -- Current maturities                                                                    (552)                (487)
                                                                                   -------------------  -------------------
                                                                                              $5,292               $9,812
                                                                                   ===================  ===================


The aggregate annual principal maturities of debt (excluding capital lease obligations) as of December 31, 2005 are as follows (in thousands) --


2006                                                                                                         $548
2007                                                                                                          528
2008                                                                                                          533
2009                                                                                                          228
2010                                                                                                           --
Thereafter                                                                                                  4,000
                                                                                                     -------------------
  Total                                                                                                    $5,837
                                                                                                     ===================

The Company leases certain transportation and warehouse equipment under capital lease agreements that expire at various dates through 2007. At December 31, 2005, minimum annual payments under capital leases, including interest, are as follows (in thousands) --


2006                                                                                                           $5
2007                                                                                                            3
                                                                                                        ------------------
  Total minimum payments                                                                                        8
Less -- Amounts representing interest                                                                          (1)
                                                                                                        ------------------
  Net minimum payments                                                                                          7
Less -- Current portion of obligations under capital leases                                                    (4)
                                                                                                        ------------------
  Long-term portion of obligations under capital leases                                                        $3
                                                                                                        ==================


(9)      EMPLOYEE BENEFIT PLANS:

The Company adopted a 401(k) retirement plan during 1996. Substantially all employees are eligible to participate in the plan and are permitted to contribute an unlimited percentage of their annual salary, subject to Internal Revenue Service discrimination testing limitations. The Company has the right to make discretionary contributions that will be allocated to each eligible participant. The Company did not make discretionary contributions for the years ended December 31, 2005, 2004 and 2003.

(10)     INCOME TAXES:

Federal and state income tax provision (benefit) for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands) --



                                                     2005             2004             2003
                                                 --------------   --------------   --------------
                     Federal-
                       Current                           ($108)          ($218)             $903
                       Deferred                          1,084           1,170                43
                     State                                 686             303               176
                                                 --------------   -------------    --------------
                                                        $1,662          $1,255            $1,122
                                                 ==============   =============    ==============


The components of deferred income tax assets and liabilities were as follows (in thousands) --


                                                                                       DECEMBER 31,
                                                                            -----------------------------------
                                                                                 2005                2004
                                                                            ----------------    ---------------
        Current deferred income tax liabilities --
          Prepaid Expenses                                                         ($1,165)              ($912)
                                                                            ----------------    ---------------
        Current deferred income tax assets --
             Allowance for doubtful accounts                                           217                 532
             Insurance reserves                                                        442                 892
             Net operating loss carry forward                                           71                  15
             Reserves and other, net                                                   596                 700
             Tax credits                                                                --                  21
             Valuation allowance                                                        (4)                 --
                                                                            ----------------    ---------------
                 Total current deferred income tax assets                            1,322               2,160
                                                                            ----------------    ---------------
                 Net current deferred income tax assets                               157                1,248
                                                                            ----------------    ---------------
          Non-current deferred income tax liabilities --
             Fixed assets and intangibles                                           (1,361)             (1,100)
                                                                            ----------------    ---------------
          Non-current deferred income tax assets --
             Capital loss carry forward                                                776                 776
             Valuation allowance                                                      (776)               (776)
                                                                            ----------------    ---------------
                 Total non-current deferred income tax assets                           --                  --
                 Net non-current deferred income tax liabilities                    (1,361)             (1,100)
                                                                            ----------------    ---------------

                  Net non-current deferred tax asset (liability)                   ($1,204)               $148
                                                                            ================    ===============


The capital loss carry forward will expire in 2006 if not fully utilized. The Company has provided a full valuation allowance against this asset.

The Company has recorded a valuation allowance against its deferred tax assets at both December 31, 2005 and 2004, based upon the Company's assessment of its ability to realize such assets. The valuation allowance increased by $4,000 during 2005.

The differences in Federal income taxes provided and the amounts determined by applying the Federal statutory tax rate (34%) to income before income taxes for the years ended December 31, 2005, 2004 and 2003, result from the following (in thousands) --


                                                                   2005               2004               2003
                                                             -----------------   ----------------  ------------------
Tax at statutory rate                                               $1,418                $965              $954
Add (deduct) the effect of-
  State income taxes, net of Federal benefit                           541                 200               116
  Nondeductible expenses and other, net                                104                 111                52
  Tax refunds not previously recognized                               (389)                 --                --
  Tax credits                                                          (12)                (21)               --
                                                             -----------------   ----------------  ------------------
  Provision for income taxes                                        $1,662              $1,255            $1,122
                                                             =================   ================  ==================


(11)     COMMITMENTS AND CONTINGENCIES:

Operating Leases --

The Company leases its office and warehouse facilities and certain of its vehicles under noncancelable operating leases, which expire at various dates through April 2013. The approximate minimum rental commitments of the Company, under existing agreements as of December 31, 2005, are as follows
(in thousands) --

                    2006                            $4,867
                    2007                             3,661
                    2008                             2,512
                    2009                             1,532
                    2010                               829
                    Thereafter                         329

Rent expense, primarily for facilities, amounted to approximately $8,223,000, $7,425,000 and $6,973,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Litigation --

The Company is, from time to time, a party to litigation arising in the normal course of its business, including claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded liabilities of $555,000 and $774,000 as of December 31, 2005 and 2004, respectively.

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

Management believes that none of the actions described above will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(12)     STOCK OPTION PLANS:

The Company has two stock option plans under which employees and independent directors may be granted options to purchase shares of Company Common Stock at or above the fair market value at the date of grant. Options generally vest in one to four years and expire in 10 years.

Employee Stock Compensation Program --

In September 1995, the Board of Directors adopted, and the stockholders of the Company approved, the Company's Employee Stock Compensation Program (the "Employee Stock Compensation Program"). The Employee Stock Compensation Program authorizes the granting of incentive stock options, nonqualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to key employees of the Company, including those employees serving as officers or directors of the Company. The Company initially reserved 1,400,000 shares of Common Stock for issuance in connection with the Employee Stock Compensation Program. In June 1998 the Board of Directors adopted, and the stockholders of the Company approved, an additional 500,000 shares for issuance under the Employee Stock Compensation Program. In June 2000 the Board of Directors adopted, and the stockholders of the Company approved, the Year 2000 Employee Stock Compensation Program, which provided an additional 1,350,000 shares for issuance to key employees of the Company. In June 2001, the Board of Directors adopted, and the stockholders of the Company approved, an amendment to the Year 2000 Employee Stock Compensation Program, which provided an additional 375,000 shares for issuance to key employees of the Company. In October 2002, the Board of Directors adopted, and the stockholders of the Company approved, a second amendment to the Year 2000 Employee Stock Compensation Program, which provided an additional 375,000 shares for issuance to key employees of the Company. The Employee Stock Compensation Program is administered by a committee of the Board of Directors (the "Administrators") made up of directors who are disinterested persons. Options and awards granted under the Employee Stock Compensation Program will have an exercise or payment price, as established by the Administrators, provided that the exercise price of incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. Unless otherwise specified by the Administrators, options and awards will vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant.

Stock Option Plans for Independent Directors --

In September 1995, the Board of Directors adopted, and the stockholders of the Company approved, the Company's 1995 Stock Option Plan for Independent Directors (the "Director Plan"). The Director Plan authorizes the granting of nonqualified stock options to non-employee directors of the Company. The Company has reserved 100,000 shares of Common Stock for issuance in connection with the Director Plan. In October 2002, the Board of Directors adopted, and the stockholders of the Company approved, the 2002 Stock Option Plan for Independent Directors, which provided an additional 100,000 shares for issuance to non-employee directors of the Company. The Director Plan is administered by a committee of the Board of Directors (the "Committee"), none of whom will be eligible to participate in the Director Plan. The Director Plan provided for an initial grant of an option to purchase 1,500 shares of Common Stock upon election as a director of the Company, a second option to purchase 1,000 shares of Common Stock upon the one-year anniversary of such director's election and subsequent annual options for 500 shares of Common Stock upon the anniversary of each year of service as a director.

In June 1998, the stockholders of the Company approved amendments to the Director Plan. The amendments replaced the annual stock option grants of the original plan with quarterly grants of 1,250 shares of stock options on the first trading day of each fiscal quarter commencing on October 1, 1997. In August of 1998 and February of 1999, the Committee approved further amendments to the Director Plan. These amendments replaced the time period to exercise vested options after a participating director has served as a director for a period of three consecutive years or more. The Director Plan was amended to provide that, in the event any holder who has served as a director for three or more consecutive years shall cease to be a director for any reason, including removal with or without cause or death or disability, all options (to the extent exercisable at the termination of the director's service) shall remain exercisable by the holder or his lawful heirs, executors or administrators until the expiration of the ten-year period following the date such options were granted. In June 2004, the stockholders of the Company approved another amendment to the Director Plan, whereby the quarterly grants of 1,250 shares of stock options on the first trading day of each fiscal quarter was replaced with an annual grant of 5,000 shares of stock options on the first trading day of the third quarter each year. In June 2005, the stockholders of the Company approved an amendment to the 2002 Stock Option Plan for Independent Directors which provided an additional 400,000 shares for issuance to non-employee directors of the Company.

Information regarding the Company's stock option plans is summarized below:



                                                                                               WEIGHTED
                                                                        NUMBER                 AVERAGE
                                                                          OF                   EXERCISE
                                                                        SHARES                  PRICE
                                                                   ------------------      -----------------
   Shares under option:
     Outstanding at December 31, 2002                                   1,933,653                 $3.01

       Granted                                                             30,000                 $0.60
       Exercised                                                               --                    --
       Canceled                                                           (48,456)                $4.90
                                                                   ------------------

     Outstanding at December 31, 2003                                   1,915,197                 $2.93

       Granted                                                          1,350,000                 $1.24
       Exercised                                                               --                    --
       Canceled                                                          (203,800)                $1.94
                                                                   ------------------
     Outstanding at December 31, 2004                                   3,061,397                 $2.25

       Granted                                                          1,257,777                 $1.89
       Exercised                                                               --                    --
       Canceled                                                           (70,174)               $13.00
                                                                   ------------------
     Outstanding at December 31, 2005                                   4,249,000                 $1.97
                                                                   ==================
   Options exercisable at:
     December 31, 2003                                                  1,883,531                 $2.96
                                                                   ==================      =================
     December 31, 2004                                                  2,146,400                 $2.67
                                                                   ==================      =================
     December 31, 2005                                                  2,959,348                 $2.09
                                                                   ==================      =================


At December 31, 2005, options available for grant under the Employee Stock Compensation Program and the Director Plan total 2,000,000 and 251,000 shares, respectively. The 2,000,000 options available for grant under the Employee Stock Compensation Program are subject to ratification at the June 2006 annual stockholder meeting.

The following summarizes information about option groups outstanding and exercisable at December 31, 2005:



                                       OUTSTANDING OPTIONS                                EXERCISABLE OPTIONS
                      -------------------------------------------------------     ------------------------------------
                           NUMBER                                                      NUMBER
                         OUTSTANDING           WEIGHTED           WEIGHTED           EXERCISABLE           WEIGHTED
    RANGE OF                AS OF               AVERAGE           AVERAGE               AS OF              AVERAGE
    EXERCISE            DECEMBER 31,           REMAINING          EXERCISE           DECEMBER 31,          EXERCISE
     PRICES                 2005                 LIFE              PRICE                2005                PRICE
------------------    ------------------    ----------------    -------------     ---------------       -------------
$0.350 -- $1.050             167,500              6.20              $0.557            167,500               $0.557
$1.170 -- $1.170           1,000,000              8.28              $1.170            666,668               $1.170
$1.400 -- $1.813             810,500              6.23              $1.650            660,834               $1.683
$1.850 -- $1.930           1,209,777              9.66              $1.900            403,272               $1.900
$2.000 -- $3.875             868,941              3.00              $2.661            868,941               $2.661
$4.375 -- $6.000             192,282              1.27              $5.906            192,282               $5.906
                      ------------------                                          ---------------
     Totals                4,249,000              6.80              $1.965          2,959,497                $2.09
                      ==================                                          ===============


(13)     EMPLOYEE STOCK PURCHASE PLAN

Effective April 1, 1998, CD&L adopted an Employee Stock Purchase Plan (the "Employee Purchase Plan"), which was amended in 1999. The Employee Purchase Plan permits eligible employees to purchase CD&L common stock at 85% of the closing market price on the last day prior to the commencement or the end of the purchase period. The Employee Purchase Plan provides for the purchase of up to 500,000 shares of common stock. No shares were issued under the Employee Purchase Plan during 2005, 2004 or 2003.

(14)     STOCKHOLDER PROTECTION RIGHTS AGREEMENT

On December 27, 1999, the Board of Directors of the Company announced the declaration of a dividend of one right (a "Right") for each outstanding share of Common Stock of the Company held of record at the close of business on January 6, 2000, or issued thereafter, and prior to the time at which they separate from the Common Stock and thereafter pursuant to options and convertible securities outstanding at the time they separate from the Common Stock. The Rights were issued pursuant to a Stockholder Protection Rights Agreement, dated as of December 27, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent. Each Right entitles its registered holder to purchase from the Company, after the Separation Time, one one-hundredth of a share of Participating Preferred Stock, par value $0.01 per share, for $27.00 (the "Exercise Price"), subject to adjustment. The holders of Rights will, solely by reason of their ownership of Rights, have no rights as stockholders of the Company, including, without limitation, the right to vote or to receive dividends.

The Rights will separate from the Common Stock if any person or group (subject to certain exceptions including the April 14, 2004 financial restructuring) becomes the beneficial owner of fifteen percent or more of the Common Stock or any person or group (subject to certain exceptions) makes a tender or exchange offer that would result in that person or group beneficially owning fifteen percent or more of the Common Stock. In April 2004, the Company amended the Plan to exclude persons participating in the April 14, 2004 financial restructuring so long as their ownership was less than 30%. Upon separation of the Rights from the Common Stock, each Right (other than Rights beneficially owned by the acquiring person or group, which Rights shall become void) will constitute the right to purchase that number of shares of Common Stock of the Company having a market price equal to twice the Exercise Price for an amount equal to the Exercise Price. In addition, if a person or group who has acquired beneficial ownership of 15% or more of the Common Stock controls the Board of Directors of the Company and the Company engages in certain business combinations or asset sales, then the holders of the Rights (other than the acquiring person or group) will have the right to purchase common stock of the acquiring company having a market value equal to two times the Exercise Price.

In certain circumstances, the Board of Directors may elect to exchange all of the then outstanding Rights (other than Rights beneficially owned by the acquiring person or group, which Rights become void) for shares of Common Stock at an exchange ratio of one share of Common Stock per Right, appropriately adjusted to reflect certain changes in the capital stock of the Company. In addition, the Board of Directors may, prior to separation from the Common Stock, redeem all (but not less than all), the then outstanding Rights at a price of $.01 per Right. Unless redeemed, exchanged or amended on an earlier date, the Rights will expire on the tenth anniversary of the record date.

At December 31, 2005 and 2004, no Rights have been exchanged.

(15)     RELATED PARTY TRANSACTIONS:

Leasing Transactions --

Effective as of February 1, 2003, the Company has leased its former vehicle repair facility to a company whose principal is a stockholder and former executive of the Company. During the years ended December 31, 2005, 2004 and 2003, the Company made payments for vehicle maintenance and repairs of approximately $25,000, $87,000 and $226,000, respectively. Additionally, the Company recorded rental income from this company of approximately $18,000 and $33,000 during the years ended December 31, 2004 and 2003, respectively. No related rental income was recorded in 2005.

Certain subsidiaries of the Company paid approximately $94,000, $236,000 and $303,000 for the years ended December 31, 2005, 2004 and 2003, respectively, in rent to certain directors, stockholders or companies owned and controlled by directors or stockholders of the Company (other than the transaction noted above). Rent is paid for office, warehouse facilities and transportation equipment. At December 31, 2005 and 2004, the Company owed $1,000 and $3,000, respectively, to related parties in connection with these transactions.

Consulting Agreement --

On or about July 1, 2005, the Company entered into a consulting agreement with one of its directors, Thomas E. Durkin III, pursuant to which Mr. Durkin will provide consulting services to the Company with respect to business and financial matters. He will focus on merger and acquisition activities, including developing strategies, evaluating, structuring and negotiating potential transactions and otherwise assisting the Chief Executive Officer with respect to such matters. In consideration for his services, the Company paid Mr. Durkin a fee of $75,000 on or about July 1, 2005 and agreed to pay him $125 per hour for his services under the agreement. In addition, if the Chief Executive Officer requests Mr. Durkin to work on a particular transaction, Mr. Durkin will become entitled to receive, upon consummation of such a transaction, a success fee of at least $300,000 plus such other amount, if any, as may be authorized by the Chief Executive Officer and the Board of Directors or an appropriate committee thereof. The consulting agreement is terminable by either party on 30 days written notice.

Settlement Agreement --

On or about September 30, 2005, the Company entered into a settlement agreement with Global Delivery Systems LLC, a New York limited liability company ("GDS"), arising from disputes under an Asset Purchase Agreement dated as of March 7, 2001 (the "Agreement"), pursuant to which, the Company sold its former next-flight-out air delivery and related ground service business to an affiliate of GDS. Under the Agreement, GDS had agreed to indemnify the Company, from and against, certain costs and to reimburse it for certain insurance losses. The Company asserted that it was due approximately $807,000 under the insurance reimbursement provisions of the Agreement and GDS disagreed with the claim. Pursuant to the Settlement Agreement, the Company and GDS have agreed that the Company will release GDS, in exchange for the sum of $300,000 to be paid to the Company pursuant to the terms of a promissory note (the "Note") bearing interest at 8% per annum, payments of interest only, due quarterly commencing January 1, 2006 to the date of maturity, and with the balance of principal and interest due and payable to the Company on September 30, 2008. The $300,000 was recorded as a reduction of cost of revenue in the accompanying consolidated statement of operations for the year ended December 31, 2005. The Note is secured by certain accounts receivable and insurance accounts of GDS. William Beaury, a principal of GDS, is a 50% owner of an entity which owns approximately 6% of the outstanding common stock of the Company.

(16)     SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest and income taxes (net of refunds received) for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands) --


                                                                         2005              2004            2003
                                                                   ------------------  --------------  --------------
  Interest                                                              $1,385              $1,369          $1,739
  Income taxes                                                           ($581)               $731            $899


Non-cash financing activities during the year ended December 31, 2005 related to the $1,333,000 extinguishment of the Series B Convertible Notes as a result of conversion into the Company's common stock and capital lease obligations incurred during 2005 of $5,000. There were no capital lease obligations incurred during 2004 or 2003.

In addition, there was a $60,000 reduction in prepaid expenses as a result of the write-off of deferred financing costs related to the extinguishment of the Series B Convertible Notes. This reduction in prepaid was offset against additional paid-in capital as it related to the portion of the Series B Convertible Notes which were converted into the Company's common stock.

(17)     QUARTERLY FINANCIAL DATA (UNAUDITED):

Unaudited quarterly financial data for the years ended December 31, 2005 and 2004 were as follows (in thousands, except per share amounts) --



                                                                               QUARTER ENDED
                                                  -------------------------------------------------------------------------
                                                     MARCH 31,          JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                                                  ----------------  -----------------  -----------------  -----------------
Year ended December 31, 2005
  Revenue                                             $52,355           $54,207            $57,135            $58,186
  Gross profit                                         10,309            10,840             11,058             11,384
  Net income                                             $428              $626               $840               $613
  Basic income per share                                 $.05              $.07               $.09               $.06
  Diluted income per share                               $.03              $.04               $.05               $.04
  Basic weighted average common
        shares outstanding                              9,356             9,356              9,356              9,791
  Diluted weighted average common
        shares outstanding                             20,253            20,248             20,288             19,539

Year ended December 31, 2004:
  Revenue                                             $46,482           $49,257            $49,705            $52,280
  Gross profit                                          8,598             9,363              9,367             10,126
  Net income                                             $169                $8               $492               $914
  Basic income per share                                 $.02              $.00               $.06               $.11
  Diluted income per share                               $.02              $.00               $.03               $.06
  Basic weighted average common
        shares outstanding                              7,659             7,659              7,659              7,972
  Diluted weighted average common
        shares outstanding                              8,238            12,570             18,336             18,907


(18)     SUBSEQUENT EVENT:

Replacement of the Fleet Facility

As of January 31, 2006, CD&L and Bank of America, N.A. (successor by merger to Fleet Capital Corporation) entered into a new agreement (the "Bank of America Facility") which replaced the prior Fleet Facility. The Bank of America Facility, which expires on September 30, 2008, continues to provide CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined, and LIBOR based loans at the bank's LIBOR rate, as defined, plus 200 basis points. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $20,000,000 and is collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries.

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

ITEM 9A.  CONTROLS AND PROCEDURES

         (a)      Disclosure controls and procedures
                  As of December 31, 2005, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

                  Remediation of Material Weakness

                  In September 2005, the Company's independent registered public accounting firm identified a material weakness with respect to management's knowledge and application of generally accepted accounting principles. Errors identified specifically related to the Company's accounting for certain non-routine transactions. As a result of the material weakness identified, management has determined that it would strengthen its internal controls by (i) defining an internal process for identifying, researching and determining proper accounting treatment for non-routine transactions, (ii) assigning individuals with the appropriate knowledge to perform such process, (iii) providing adequate technical resources to ensure proper application of generally accepted accounting principles, (iv) documenting all non-routine transactions each quarter, including support for the final accounting treatment and (v) requiring the assigned individuals to review such documentation with Company management prior to finalizing the quarterly financial statements .

                  During the fourth quarter of 2005, Company management established the internal process described above. All non-routine transactions have been identified, researched and accounted for in accordance with generally accepted accounting principles. The results of this process have been documented and reviewed by the Company's Chief Executive Officer, Chief Financial Officer and the Company's audit committee.

                  As of December 31, 2005, management believes that the above changes in our internal control over financial reporting achieve management's control objective to identify and properly account for non-routine transactions and, as a result, management believes the identified material weakness has been eliminated as of December 31, 2005.

         (b)      Changes in internal controls over financial reporting
                  Other than as described above, there have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           Albert W. Van Ness, Jr., 63, has served as the Chairman of the Board, Chief Executive Officer and Director of CD&L since January 1997. He was formerly the President and Chief Operating Officer of Club Quarters, LLC, a privately held hotel management company and remains a member partner. In the early nineties, Mr. Van Ness served as Director of Managing People & Productivity, a senior management consulting firm. During most of the eighties, Mr. Van Ness held various executive positions with Cunard Line Limited, a passenger ship and luxury hotel company, including Executive Vice President and Chief Operating Officer of the Cunard Leisure Division and Managing Director and President of the Hotels and Resorts Division. Earlier in his career, Mr. Van Ness served as the President of Seatrain Intermodal Services, Inc., a cargo shipping company. Mr. Van Ness held various management positions at the start of his professional life with Ford Motor Company, Citibank and Hertz. Mr. Van Ness majored in Sociology and Economics and received a B.A. and M.A. degree and completed his coursework towards his doctorate in Economics. He attended Duke University, Northern State University, South Dakota State University and Syracuse University.

           William T. Brannan, 57, has served as President, Chief Operating Officer and Director of CD&L since November 1994. From January 1991 until October 1994, Mr. Brannan served as President, Americas Region - US Operations, for TNT Express Worldwide, a major European-based overnight express delivery company. Prior to that, Mr. Brannan spent 10 years with United Parcel Service where he served as Vice President and General Manager of UPS Truck Leasing, a wholly-owned UPS subsidiary which was formed by Mr. Brannan in 1981. Mr. Brannan has more than 25 years of experience in the transportation and logistics industry.

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

           John S. Wehrle, 53, has served as a Director of CD&L since 1997. Managing Partner of Gryphon Holdings, L.P. and Gryphon Holdings II, L.P., venture capital and private equity funds, since January 1999. From August 1997 to December 1998, Mr. Wehrle served as President and CEO of Heartland Capital Partners, L.P. Prior thereto, Mr. Wehrle served as Vice President and Head of Mergers & Acquisitions for A.G. Edwards & Sons, Inc. from July 1994 to July 1997. From 1989 to 1994 Mr. Wehrle served as Vice President-Financial Planning for The Dyson-Kissner-Moran Corporation. He also served as Managing Director of Chase Manhattan Bank, N.A. for three years from August 1986 to October 1989, where he was engaged in the execution of leveraged acquisitions. From 1976 to 1986, Mr. Wehrle held various positions with both Price Waterhouse and Touche Ross & Co. in both New York and London.

           Thomas E. Durkin III, 52, has served as a Director of CD&L since 1999. Mr. Durkin was appointed as Vice President of Corporate Development, General Counsel and Secretary of Capital Environmental Resource, Inc. in October 2001. He is also a partner to Durkin & Durkin, a New Jersey based law firm, with whom Mr. Durkin practiced as a partner from September 1978 until September 1997. Mr. Durkin served as a consultant to Waste Management Inc., a multibillion dollar publicly held international solid waste management company, from January 2000 to September 2001. From October 1997 through December 1999, Mr. Durkin served as area Vice President of Business Development of Waste Management Inc. In addition, Mr. Durkin has served as a partner of two privately held real estate brokerage companies. Mr. Durkin graduated from Fordham University in 1975 and graduated Cum Laude from Seton Hall University School of Law in 1978.

           Marilu Marshall, 60, has served as a Director of CD&L since 1997. Vice President Human Resources - North America for Estee Lauder Co. Inc. since October 1998. From November 1987, until September 1998, Ms. Marshall served as Senior Vice-President and General Counsel for Cunard Line Limited. Prior thereto, from July 1984 to September 1987, Ms. Marshall served as the Vice-President and General Counsel of GNOC, Corp., t/a Golden Nugget Hotel & Casino.

           John A. Simourian, 71, has served as a Director of CD&L since 1999. Mr. Simourian has served as Chairman of the Board and Chief Executive Officer of Lily Transportation Corp. ("Lily"), a privately held truck leasing and dedicated logistics company, since 1958 when Mr. Simourian founded Lily. Lily currently employs approximately 750 employees and leases and or operates 4,000 vehicles out of 27 locations from New England to North Carolina. Mr. Simourian attended Harvard University where he received his undergraduate degree in 1957 and his graduate degree from the Harvard Business School in 1961. In 1982 Mr. Simourian was elected to the Harvard University Hall of Fame. Mr. Simourian also served in the United States Navy from 1957 to 1959.

           Jon F. Hanson, 69, has served as a Director of CD&L since 1997. Mr. Hanson has served as the Chairman of the Board of HealthSouth Corporation since October 2005. Mr. Hanson has also served as the Chairman of The Hampshire Companies, a real estate investment firm, since 1976. From April 1991 to the present, Mr. Hanson has served as a director of Prudential Financial Corporation and from October 2002 to the present as a director of HealthSouth Corporation. Prior thereto, Mr. Hanson served as a director of Orange and Rockland Corporation, Midlantic Bancs Corporation and United Water Resources.

           Matthew J. Morahan, 56, has served as a Director of CD&L since 2000. Mr. Morahan has been a private investor since 1997. From 1994 until 1997, Mr. Morahan served as Executive Vice President of the Macro Hedge Fund of Summit Capitol Advisors LLC. Prior thereto, Mr. Morahan served as Managing Director of the High Yield Department of Paine Webber Group from 1991 to 1994. From 1976 to 1990, he served as Partner and Managing Director of Wertheim & Co. Mr. Morahan served as Vice President of the Corporate Bond Department for Hornblower & Weeks, Hemphill, Noyes & Co. from 1971 to 1976.

           Russell J. Reardon, 56, has served as Vice President - Chief Financial Officer of CD&L since November 1999. Mr. Reardon previously had been Vice President - Treasurer of CD&L since January 1999. Prior thereto, from September 1998 until January 1999, Mr. Reardon was Chief Financial Officer and Secretary of Able Energy, Inc., a regional energy retailer. From April 1996 until June 1998, Mr. Reardon was Chief Financial Officer and Secretary of Logimetrics, Inc., a manufacturer of broadband wireless communication devices. He earned an accounting degree and an MBA in Finance from Fairleigh Dickinson University.

           Mark T. Carlesimo, 52, has served as Vice President - General Counsel and Secretary of CD&L since September 1997. From July 1983 until September 1997, Mr. Carlesimo served as Vice President of Legal Affairs of Cunard Line Limited. Earlier in his career, Mr. Carlesimo served as Staff Counsel to Seatrain Lines, Inc., a cargo shipping company and was engaged in the private practice of law. Mr. Carlesimo received a B.A. in Economics from Fordham University in 1975 and received his law degree from Fordham University School of Law in 1979. Mr. Carlesimo is a Member of the Bar of the states of New York and New Jersey.

           James J. Cosentino, 51, was appointed Vice President - Corporate Controller of CD&L in May 2003. Prior to his appointment, Mr. Cosentino held several financial management positions with both publicly and privately owned companies. From 1980 through 1992, he was with the Macmillan Publishing Company and more recently, from 1996 to 2002, he was the Controller of Prestige Window Fashions. Mr. Cosentino earned his undergraduate degree from Westminster College and an MBA in Finance from Fairleigh Dickinson University. Mr. Cosentino is a member of the New Jersey State Society of CPAs and the Financial Executive Institute (FEI).

The Company hereby incorporates by reference the remaining information required by this Item 10 from its definitive proxy statement for its 2006 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

           The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2006 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2006 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 2006 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has been billed the following fees for services rendered by its independent registered public accounting firms during 2005 and 2004 (in thousands):

                                                                             2005                     2004
                                                                     ---------------------    ---------------------
               Audit fees                                                       $205                     $225
               Audit-related fees                                                  3                       20
               Tax fees                                                           40                      168
               All other fees                                                     43                       15
                                                                     ---------------------    ---------------------
               Total                                                            $291                     $428
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

         The independent registered public accounting firm is engaged each year by the Company's audit committee and as such, all fees are preapproved by the audit committee at the beginning of each year.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  FINANCIAL STATEMENTS

       See Item 8. Financial Statements and Supplementary Data.

(a)(2)  FINANCIAL STATEMENT SCHEDULES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                                                          Page
                                                                                                         -----
CD&L, INC. AND SUBSIDIARIES:
       Schedule II - Valuation and Qualifying Accounts --
           For the years ended December 31, 2005, 2004 and 2003...........................................  67


         All other schedules called for by Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

(a)(3)  EXHIBITS

         The Exhibits listed below are filed herewith.

       EXHIBIT
        NUMBER                             DESCRIPTION
      ---------                            -----------

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

         10.5 Employee Stock Purchase Program (filed as Exhibit B to the Company's 2000 Proxy Statement and incorporated herein by reference).

         10.6 Loan and Security Agreement dated June 27, 2002 by and among CD&L, Inc. (and subsidiaries) and Summit Business Capital Corp., doing business as Fleet Capital - Business Finance Division (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 and incorporated herein by reference) (hereinafter "Fleet Facility").

         10.7 Amendment dated April 23, 2003 to Fleet Facility (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

         10.8 Senior Subordinated Loan Agreement dated as of January 29, 1999 with Paribas Capital Funding, LLC, Exeter Venture Lenders, L.P. and Exeter Capital Partners IV, L.P. (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K/A filed on June 23, 1999 and incorporated herein by reference) (hereinafter "Paribas Agreement").

         10.9 Warrant Agreement dated as of January 29, 1999 with Paribas Capital Funding, LLC, Exeter Venture Lenders, L.P. and Exeter Capital Partners IV, L.P. (filed as
                       Exhibit 99.4 to the Company's Current Report on Form 8-K/A filed on July 23, 1999 and incorporated herein by reference)

        10.10 Amendment dated March 30, 2001 to Paribas Agreement (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

        10.11 Amendment dated April 12, 2002 to Paribas Agreement (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

        10.12 Amendment dated June 28, 2002 to Paribas Agreement (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 and incorporated herein by reference).

        10.13 Amendment dated April 23, 2003 to Paribas Agreement (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

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

        10.16 Asset Purchase Agreement dated February 27, 2004 by and among Executive Express, Inc., Charles Walch, Silver Star Express, Inc. and CD&L, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 1, 2004 and incorporated herein by reference.)

        10.17 Restructuring and Exchange Agreement dated April 14, 2004 by and among CD&L, Inc., BNP Paribas SA, Exeter Venture Lenders, L.P., Exeter Capital Partners IV, L.P., Albert
                       W. Van Ness, Jr., William T. Brannan, Michael Brooks, Russell J. Reardon, Mark Carlesimo and Matthew Morahan and others (hereinafter "Paribas Restructuring and Exchange Agreement") (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

        10.18 Amended and Restated $8,000,000 Senior Subordinated Loan Agreement by and among CD&L, Inc. and Various Lenders dated as of January 29, 1999 amended and restated as of April 14, 2004 (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

        10.19 Form of Amended and Restated Note dated April 14, 2004 by and between CD&L, Inc. and various lenders (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

        10.20 Form of Registration Rights Agreement dated April 14, 2004 by and between CD&L, Inc. and various investors and lenders (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

        10.21 Form of Stockholders Agreement dated April 14, 2004 by and between CD&L, Inc. and various investors and lenders (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

        10.22 Form of Amended Employment Agreement dated April 14, 2004 with William T. Brannan (Employment agreements of Albert
                       W. Van Ness, Jr., Michael Brooks, Russell J. Reardon and Mark T. Carlesimo are in the same form) (filed as Exhibit
                       10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

        10.23          Consulting Agreement dated July 1, 2005 with Thomas E.
                       Durkin III (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 and incorporated herein by reference).

        10.24 Restated and Amended Loan and Security Agreement by and among CD&L, Inc., Clayton/National Courier Systems, Inc., Click Messenger Service, Inc., KBD Services, Inc., Olympic Courier Systems, Inc., Securities Courier Corporation, and Silver Star Express, Inc. and Bank of America, N.A. dated as of February 10, 2006 (filed as
                       Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 10, 2006 and incorporated herein by reference).

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

         32.2          Certification of Russell J. Reardon Pursuant to 18 U.S.C.
                       Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the year ended December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2006.

                                            CD&L, Inc.

                                            By:    /s/Russell J. Reardon
                                                   ----------------------
                                                    Russell J. Reardon
                                                    Chief Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 3, 2006.




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

                   /s/ Michael Brooks *                     Group Operations President and Director
                 ------------------------
                      Michael Brooks

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

                   /s/ John S. Wehrle *                     Director
                   --------------------
                      John S. Wehrle


*By:    /s/ Albert W. Van Ness, Jr.
        ---------------------------
           Albert W. Van Ness, Jr.
           Attorney-in-Fact

                                                                     SCHEDULE II

                           CD&L, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                         BALANCE            CHARGED                                                 BALANCE
                                           AT              TO COSTS          WRITE-OFFS                               AT
                                        BEGINNING            AND              (NET OF                                END
          DESCRIPTION                   OF PERIOD          EXPENSES          RECOVERIES)          OTHER            OF PERIOD
    ---------------------            --------------     --------------     --------------     --------------    --------------
For the year ended
   December 31, 2005 --
   Allowance for doubtful                $1,330              ($97)               ($691)             --                $542
   accounts
                                     ================    ==============    ================    ==============    ==============

For the year ended
   December 31, 2004 --
   Allowance for doubtful
   accounts                                $872              $867                ($409)             --              $1,330
                                     ================    ==============    ================    ==============    ==============

For the year ended
   December 31, 2003 --
   Allowance for doubtful
   accounts                                $492              $629                ($249)             --                $872
                                     ================    ==============    ================    ==============    ==============
   Allowance for doubtful
   note receivable                       $2,800               --               ($2,800)             --                 $--
                                     ================    ==============    ================    ==============    ==============


          See Reports of Independent Registered Public Accounting Firms

                                INDEX TO EXHIBITS


   EXHIBITS
  -----------

      4.5 Certificate of Designations, Preferences and Rights of Series A Convertible Redeemable Preferred Stock of CD&L, Inc.

     11.1      Statement Regarding Computation of Net Income Per Share

     21.1      List of Subsidiaries of CD&L, Inc.

     23.1 Consent of Independent Registered Public Accounting Firm from J.H. Cohn LLP

     23.2 Consent of Independent Registered Public Accounting Firm from Deloitte & Touche LLP

     24.1      Power of Attorney

     31.1 Certification of Albert W. Van Ness, Jr. Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Russell J. Reardon Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1      Certification of Albert W. Van Ness, Jr. Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Russell J. Reardon Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.