Form 10-Q
period 2006-03-31
CD&L INC
filed 2006-05-15
CIK 1000779

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                   FORM 10-Q


(Mark One)

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006 or

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

The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of May 15, 2006 was 10,017,479.

                                   CD&L, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

                                     INDEX
                                                                            PAGE
                                                                            ----

PART I - Financial Information

   ITEM 1 - Financial Statements

        CD&L, Inc. and Subsidiaries
            Condensed Consolidated Balance Sheets as of March 31,
               2006 (unaudited) and December 31, 2005                         3
            Condensed Consolidated Statements of Income for
              the Three Months Ended March 31, 2006
              and 2005 (unaudited)                                            4
            Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2006
              and 2005 (unaudited)                                            5
            Notes to Condensed Consolidated Financial Statements              6

   ITEM 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            14

   ITEM 3 - Quantitative and Qualitative Disclosures
              about Market Risk                                              20

   ITEM 4 - Controls and Procedures                                          20

PART II - Other Information

   ITEM 1A - Risk Factors                                                    21

   ITEM 6 - Exhibits                                                         21

SIGNATURE                                                                    22

CERTIFICATIONS                                                               23

                          CD&L, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                        March 31,        December 31,
                                                                          2006              2005
                                                                       ----------        ------------
                                                                       (Unaudited)        (Note 1)

                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $    777          $    837
  Accounts receivable, net                                                26,991            26,376
  Prepaid expenses and other current assets                                3,329             4,048
                                                                        --------          --------
    Total current assets                                                  31,097            31,261

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                  3,449             3,438
GOODWILL, net                                                             11,531            11,531
OTHER INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS, net                  1,176             1,185
OTHER ASSETS                                                                 945               932
                                                                        --------          --------
    Total assets                                                        $ 48,198          $ 48,347
                                                                        ========          ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                 $  8,829          $  8,921
  Current maturities of long-term debt                                       532               552
  Accounts payable, accrued liabilities and bank overdrafts               15,247            15,423
                                                                        --------          --------
    Total current liabilities                                             24,608            24,896

LONG-TERM DEBT, net of current maturities                                  5,154             5,292
OTHER LONG-TERM LIABILITIES                                                1,766             1,775
                                                                        --------          --------
    Total liabilities                                                     31,528            31,963
                                                                        --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; 393,701 shares issued and outstanding at
   March 31, 2006 and December 31, 2005                                    4,000             4,000
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 10,046,846 and 10,041,846 shares issued at March
   31, 2006 and December 31, 2005, respectively                               10                10
 Additional paid-in capital                                               15,689            15,592
 Treasury stock, 29,367 shares at cost                                      (162)             (162)
 Accumulated deficit                                                      (2,867)           (3,056)
                                                                        --------          --------
    Total stockholders' equity                                            16,670            16,384
                                                                        --------          --------
    Total liabilities and stockholders' equity                          $ 48,198          $ 48,347
                                                                        ========          ========

     See accompanying notes to condensed consolidated financial statements.

                          CD&L, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             For the Three Months
                                                                Ended March 31,
                                                           --------------------------
                                                             2006              2005
                                                           --------          --------
Revenue                                                    $ 60,439          $ 52,355

Cost of revenue                                              49,233            42,046
                                                           --------          --------

  Gross profit                                               11,206            10,309
                                                           --------          --------

Costs and Expenses:

Selling, general, and administrative expenses                10,192             8,880
Depreciation and amortization                                   318               274
Other income, net                                               (16)               (1)
Interest expense                                                356               391
                                                           --------          --------

  Total Costs and Expenses                                   10,850             9,544
                                                           --------          --------

Income before provision for income taxes                        356               765

Provision for income taxes                                      167               337

                                                           --------          --------
  Net income                                               $    189          $    428
                                                           ========          ========

Net income per share:
  Basic                                                    $    .02          $    .05
                                                           ========          ========
  Diluted                                                  $    .01          $    .03
                                                           ========          ========

Basic weighted average common shares outstanding             10,014             9,356
                                                           ========          ========

Diluted weighted average common shares outstanding           19,775            20,253
                                                           ========          ========


     See accompanying notes to condensed consolidated financial statements.

                          CD&L, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                For the Three Months
                                                                                  Ended March 31,
                                                                              ------------------------
                                                                               2006             2005
                                                                              -------          -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $   189          $   428
Adjustments to reconcile net income to net cash provided by operating activities -
    Gain on disposal of equipment and leasehold improvements                       (4)              --
    Depreciation, amortization and deferred financing amortization                336              301
    Stock-based compensation expense                                               95               --
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                 (615)             494
        Prepaid expenses and other current assets                                 719              248
        Other assets                                                              (13)            (244)
      Increase (decrease) in -
        Accounts payable and accrued liabilities                                 (176)           2,136
        Other long-term liabilities                                                (9)              87
                                                                              -------          -------
          Net cash provided by operating activities                               522            3,450
                                                                              -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                       18               17
  Additions to equipment and leasehold improvements                              (263)            (106)
                                                                              -------          -------
          Net cash used in investing activities                                  (245)             (89)
                                                                              -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of short-term borrowings, net                                        (92)          (2,312)
  Repayments of long-term debt                                                   (158)            (118)
  Issuance of common stock                                                          2               --
  Deferred financing costs                                                        (89)              --
                                                                              -------          -------
          Net cash used in financing activities                                  (337)          (2,430)
                                                                              -------          -------

          Net increase (decrease) in cash and cash equivalents                    (60)             931

CASH AND CASH EQUIVALENTS, beginning of period                                    837              617
                                                                              -------          -------

CASH AND CASH EQUIVALENTS, end of period                                      $   777          $ 1,548
                                                                              =======          =======

     See accompanying notes to condensed consolidated financial statements.

                          CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K for the year ended December 31, 2005.


(2)      STOCK-BASED COMPENSATION

         As of March 31, 2006, the Company maintains certain stock-based compensation plans that are described in Note 12 to the Consolidated Financial Statements included in the Company's 2005 Annual Report on Form 10-K. Under these plans, the Company may grant stock options to employees and directors of the Company. The Company may grant up to a maximum of 4,000,000 options under the Employee Stock Compensation Program (the "ESCP") and up to a maximum of 500,000 options under the 2002 Stock Option Plan for Independent Directors (the "Director Plan"). At March 31, 2006, options available for grant under the ESCP and the Director Plan total 2,000,000 and 251,000, respectively. The 2,000,000 options available for grant under the ESCP are subject to ratification at the June 2006 annual stockholder meeting.

         Prior to January 1, 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), compensation cost for employee and director stock options was recognized using the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective January 1, 2006, the Company adopted the fair-value recognition provisions of SFAS No. 123(R), "Share-Based Payment," ("SFAS 123R") and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under SFAS 123R, the fair value of options granted is amortized over the related service period. SFAS 123R was adopted using the modified prospective transition method; therefore, prior periods have not been restated. Compensation expense recognized in the three months ended March 31, 2006 includes compensation cost for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for any share-based payments granted subsequent to January 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

         Stock options are granted with exercise prices not less than the fair market value of the Company's common stock at the time of grant and with an exercise term not to exceed 10 years. Generally, stock options granted under the ESCP become exercisable in three installments over a period of two years. Stock options granted under the Director Plan generally become exercisable after one year. Option awards usually provide for accelerated vesting upon retirement, death or disability. During the three months ended March 31, 2006 and 2005, the Company granted 0 and 100,000 options, respectively.

         As a result of adopting SFAS 123R, our income before taxes and net income for the three months ended March 31, 2006 are $95,000 and $50,000 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. This resulted in a decrease in our reported basic and diluted net income per share of $.00 and $.01, respectively, for the three months ended March 31, 2006. Compensation expense is recognized in the selling, general and administrative expenses line items of the accompanying condensed consolidated statements of income on a ratable basis over the vesting periods. These awards have been classified as equity instruments, and as such, a corresponding increase of $95,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of March 31, 2006. There were no capitalized stock-based compensation costs at March 31, 2006 and 2005. As of March 31, 2006, there was $151,000 of total unrecognized compensation cost related to non-vested stock options to be recognized over a weighted-average period of 1.75 years.

         The intrinsic values of options exercised during the three months ended March 31, 2006 and 2005 were not significant. The total cash received from the exercise of stock options was $2,000 and $0 for the three months ended March 31, 2006 and 2005, respectively, and is classified as financing cash flows in the accompanying Statements of Cash Flows. New shares of the Company's common stock are issued upon exercise of the options. Prior to the adoption of SFAS 123R, any tax benefits of deductions resulting from the exercise of stock options would have been presented as operating cash flows in the statements of cash flows. SFAS 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The Company did not have any significant excess tax benefits for the three months ended March 31, 2006.

         The fair value for options granted used in determining pro forma net income below was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2005. There were no stock options granted during the three months ended March 31, 2006.

                                                      For the Three
                                                       Months Ended
                                                        March 31,
                                                           2005
                                                   ---------------------

         Risk-free interest rate                           3.7%
         Volatility factor                                  46%
         Expected life                                   4 years
         Dividend yield                                    None


         The risk-free interest rate is based on reference to United States Treasury securities with terms matching the expected term of the subject options. The expected life of the first quarter 2005 option grants was based on historical exercises and terminations. Due to the insignificant number of stock option exercises during the past several years, the Company has estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term. The expected volatility was based on an analysis of the volatility of the Company's stock price using alternative historical periods of time and alternative statistical measures of volatility (exponential weighted moving average and the GARCH measure of volatility). The expected dividend yield is zero.

         Changes in outstanding options in the three months ended March 31, 2006 are as follows:


                                                                                  Weighted
                                                                Weighted           Average
                                                                 Average          Remaining         Aggregate
                                                                Exercise         Contractual        Intrinsic
                                                Options           Price         Term (years)        Value (2)
                                              -------------    ------------     --------------    --------------
Options outstanding at
   December 31, 2005                           4,249,000             $1.97
      Granted                                          -                 -
      Exercised                                   (5,000)            $0.47
      Canceled                                         -                 -
                                              ------------
Options outstanding at March
   31, 2006                                    4,244,000             $1.97               6.56     $3,712,000
                                              ============
Options exercisable at March
   31, 2006                                    3,584,334             $2.06               6.19     $2,918,000
                                              ============
Options available for grant at
   March 31, 2006 (1)                          2,251,000
                                              ============

(1) Of this amount, 2,000,000 options are subject to ratification at the June 2006 annual stockholder meeting.

(2) The aggregate intrinsic value has been calculated based on the difference between the exercise price of in-the-money options versus the Company's closing stock price as of March 31, 2006.

         The table below presents the pro forma effect on net income and basic and diluted net income per share if the Company had applied a fair value recognition method instead of the intrinsic value method to options granted under the Company's stock option plans for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options' vesting periods.


                                                                    Three Months Ended March
                                                                            31, 2005
                                                                    --------------------------

         Net income, as reported                                               $428
         Stock-based employee compensation expense determined
           under fair value based method for all awards, net of
           related tax effects                                                 (104)
                                                                    --------------------------
         Pro forma net income                                                  $324
                                                                    ==========================

         Net income per share:
            Basic, as reported                                                $.05
            Diluted, as reported                                              $.03
            Basic, pro forma                                                  $.03
            Diluted, pro forma                                                $.02

(3)      SHORT-TERM BORROWINGS:

         At March 31, 2006, short-term borrowings totaled $8,829,000 consisting of a line of credit balance of $8,659,000 and $170,000 of outstanding borrowings related to the insurance financing arrangements discussed below. At December 31, 2005, short-term borrowings totaled $8,921,000 consisting of a line of credit balance of $8,080,000 and $841,000 of outstanding borrowings related to the insurance financing arrangements entered into in 2005.

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

         As of January 31, 2006, CD&L and Bank of America, N.A. (successor by merger to Fleet Capital Corporation) entered into a new agreement (the "Bank of America Facility") which replaced the prior Fleet Facility. The Bank of America Facility, which expires on September 30, 2008, continues to provide CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined (7.75% at March 31, 2006), and LIBOR based loans at the bank's LIBOR rate, as defined, plus 200 basis points. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $20,000,000 and is collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. The maximum borrowings outstanding under the Bank of America Facility during the three months ended March 31, 2006 were $9,617,000. As of March 31, 2006, the Company had total cash on hand and borrowing availability of $5,057,000 under the Bank of America Facility, after adjusting for restrictions related to outstanding standby letters of credit of $4,582,000 and minimum availability requirements.

         Under the terms of the Bank of America Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Bank of America Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants as of March 31, 2006.

         Costs incurred relative to the establishment of the Bank of America Facility amounted to approximately $89,000. This has been accounted for as deferred financing costs and is being amortized over the term of the new financing agreement. As of March 31, 2006, the unamortized portion of the deferred financing costs amounted to approximately $81,000.

         Insurance Financing Agreements -

         In connection with the renewal of certain of the Company's insurance policies, CD&L entered into an agreement to finance annual insurance premiums. A total of $1,676,000 was financed through this arrangement as of July 30, 2005. Monthly payments, including interest, amount to $170,000. The interest rate is 4.75% and the note matures in May 2006. The related annual insurance premiums were paid to the various insurance companies at the beginning of each policy year. The outstanding debt amount of $170,000 at March 31, 2006 ($841,000 at December 31, 2005) was included in short-term borrowings. The corresponding prepaid insurance has been recorded in prepaid expenses and other current assets.

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

            Costs incurred relative to the aforementioned transactions amounted to approximately $592,000. Of this amount, $420,000 has been accounted for as deferred financing costs and is being amortized over the term of the new financing agreements. The remaining $172,000 has been accounted for as a reduction in paid-in capital. These amounts have been allocated based on the proportion of debt to equity raised in the aforementioned transactions. These amounts were subsequently adjusted due to the extinguishment of the Series B Convertible Notes. As of March 31, 2006, remaining costs related to this transaction amounted to approximately $337,000. Of this amount, $225,000 continues to be amortized as a deferred financing cost and $112,000 remains as a reduction of additional paid-in capital.

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

            The warrants originally issued on January 29, 1999 remain outstanding at March 31, 2006 at an exercise price of $.001 per share (convertible into 506,250 shares of common stock). The warrants expire in January 2009.

         Long-term debt consisted of the following (in thousands)   -

                                                                 MARCH 31, 2006     DECEMBER 31, 2005
                                                               -------------------  -------------------
Series A Convertible Subordinated Notes                                   $4,000               $4,000
Capital lease obligation due October 2007 with interest
    at 5.45% and collateralized by the related property.                       4                    7
Seller-financed debt on acquisitions, payable in monthly
    installments through May 2009, convertible into 144,788
    and 155,197 shares of common stock at March 31, 2006
    and December 31, 2005, respectively, at a weighted
    average exercise price of $6.15 per share. Interest
    is payable at rates ranging between 7.0% and 9.0%.                     1,682                1,837
                                                             -------------------  -------------------

                                                                           5,686                5,844


Less - Current maturities                                                   (532)                (552)
                                                             -------------------  -------------------

                                                                          $5,154               $5,292
                                                             ===================  ===================

(5)      LITIGATION:

         The Company is, from time to time, a party to litigation arising in the normal course of its business, including claims for uninsured personal injury and property damage incurred in connection with its same-day delivery operations. In connection therewith, the Company has recorded reserves of $555,000 as of March 31, 2006 and December 31, 2005.

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

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands)-

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 --------------------------------
                                                                     2006               2005
                                                                 -------------      -------------
             Basic weighted average common
               shares outstanding                                      10,014              9,356
             Effect of dilutive securities:
                 Stock options and warrants                             1,887              1,054
                 Convertible preferred stock                            3,937              3,937
                 Subordinated convertible debentures                    3,937              5,906
                                                                 -------------      -------------
             Diluted weighted average common
               Shares outstanding                                      19,775             20,253
                                                                 =============      =============

          A reconciliation of net income as reported to net income as adjusted for the effect of dilutive securities follows (in thousands)-

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 --------------------------------
                                                                     2006               2005
                                                                 -------------      -------------

             Net income, as reported                                     $189               $428
             Effect of dilutive securities:
                 Interest on subordinated convertible
                   debentures, net of tax                                  64                129
                                                                 -------------      -------------
             Net income, as adjusted for the effect
                of dilutive securities                                   $253               $557
                                                                 =============      =============


         The following potentially dilutive common shares were excluded from the computation of diluted net income per share because the exercise or conversion price was greater than the average market price of common shares (in thousands):

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ---------------------------------
                                                                     2006              2005
                                                                ---------------    --------------
             Stock options and warrants                              713               1,135
             Seller-financed convertible notes                       145                 185

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "believe," "anticipate," "estimate" and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, services, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" and "Critical Accounting Policies" detailed in our annual report on Form 10-K for the year ended December 31, 2005, and other reports filed with the Securities and Exchange Commission ("SEC").

         Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other documents filed by the Company or with respect to its securities with the SEC are available free of charge through our website at www.cdl.net. Information on our website does not constitute a part of this report.

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

         Revenue consists primarily of charges to the Company's customers for delivery services. These customers are billed as the services are rendered, mostly on a weekly basis. Recurring charges related to facilities management or contract logistics services are typically billed on a monthly basis. The Company's recent revenue growth has been attributable to the expansion of its current customer base into new geographical areas. The Company has always had a strong presence in the Northeast and Southeast regions of the country. As a result of its nationwide business development program, the Company has increased its revenue volume on the West coast during the first quarter of 2006 by 61% as compared to the first quarter of 2005.

         Cost of revenue consists primarily of independent contractor delivery costs, other direct pick-up and delivery costs and the costs of dispatching rush demand messengers. The Company has experienced an overall increase in cost of revenue as a percent of revenue during the first quarter of 2006 compared to the first quarter of 2005. The reduced margin was due primarily to new business start-up costs and competitive rate pressures. Our pricing to new and existing customers has not kept pace with our increased driver costs. The significant increase in fuel costs has required us to pay more to attract and retain contract drivers.

         Selling, general and administrative expense ("SG&A") includes the costs to support the Company's sales effort and the expense of maintaining facilities, information systems, financial, legal and other administrative functions. While SG&A costs are not directly correlated with revenue volume, the Company has experienced increased rent charges and higher travel costs as a result of opening new facilities to facilitate its recent expansion into new geographical locations. In addition, the Company has increased its sales force and operating personnel significantly in the West coast to manage the recent revenue growth along with the anticipated growth of the region going forward.

         The Company continues to invest in its infrastructure and is currently in the development stage of implementing a state-of-the-art, web-enabled, business information management system. It will provide the scalability, availability and security required to manage the future growth of driver, route, tracking and reporting components of the Company's ground distribution services.

         The condensed consolidated financial statements of the Company, including all related notes, which appear elsewhere in this report, should be read in conjunction with this discussion of the Company's results of operations and its liquidity and capital resources.


         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, intangible assets, insurance reserves, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-K for 2005.

         New Accounting Standards and Pronouncements -

         In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") was issued. SFAS 123(R) revises SFAS 123 and supersedes APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 as amended permitted entities the option of continuing to apply the intrinsic value method under APB 25 that the Company had been using, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair value-based method been used. SFAS 123(R) requires that the compensation cost relating to all share-based payment transactions, including employee stock options, be recognized in the historical financial statements. That cost is measured based on the fair value of the equity or liability instrument issued and amortized over the related service period. The Company has adopted the guidance in SFAS 123(R) effective January 1, 2006. As such, the accompanying condensed consolidated statement of income for the three months ended March 31, 2006 includes $95,000 of compensation expense in SG&A related to the fair value of options granted to employees and directors under the Company's stock-based employee compensation plans which is being amortized over the service period in the financial statements, as required by SFAS 123(R). These awards have been classified as equity instruments, and as such, a corresponding increase of $95,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of March 31, 2006.

         RESULTS OF OPERATIONS

         INCOME AND EXPENSE AS A PERCENTAGE OF REVENUE

                                                                 For the Three Months Ended
                                                                         March 31,
                                                              ---------------------------------
                                                                  2006               2005
                                                              --------------    ---------------
         Revenue                                                   100.0%            100.0%

         Gross profit                                               18.5%             19.7%

         Selling, general and
            administrative expenses                                 16.8%             17.0%

         Depreciation and amortization                               0.5%              0.5%

         Interest expense                                            0.6%              0.7%

         Income before provision for income taxes                    0.6%              1.5%

         Net income                                                  0.3%              0.8%


         THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

         Revenue for the three months ended March 31, 2006 increased by $8,084,000, or 15.4%, to $60,439,000 from $52,355,000 for the three months ended March 31, 2005. This increase in revenue includes $6,400,000 from existing customers and $3,100,000 from new customers. These increases were partially offset by lost business of $1,400,000.


         Cost of revenue increased by $7,187,000, or 17.1%, to $49,233,000 for the three months ended March 31, 2006 from $42,046,000 for the three months ended March 31, 2005. Cost of revenue for the three months ended March 31, 2006 represented 81.5% of revenue as compared to 80.3% for the same period in 2005.

         If the gross profit margin had remained the same as last year's 19.7%, the $11,206,000 gross profit for the three months ended March 31, 2006 would have been $700,000 higher. The reduced margin was due primarily to new business start-up costs and competitive rate pressures. Our pricing to new and existing customers has not kept pace with our increased driver costs. The significant increase in fuel costs has required us to pay more to attract and retain contract drivers.

         SG&A increased by $1,312,000, or 14.8%, to $10,192,000 for the three months ended March 31, 2006 from $8,880,000 for the same period in 2005. Stated as a percentage of revenue, SG&A was 16.8% as of March 31, 2006 and 17.0% as of March 31, 2005. The increase in SG&A was due primarily to the following:

                                                              Increase from
                                                               1st Qtr 2005
                                                           --------------------
                 Legal fees                                $276,000      183.9%
                 Compensation, other than stock-based       197,000        5.2%
                 Premises rent                              158,000       10.9%
                 Computer costs                             148,000       81.5%
                 Travel and entertainment                   147,000       40.2%
                 Stock-based compensation                    95,000         (1)

            (1) The Company implemented SFAS 123(R) during the first quarter of 2006. As such, there was no comparable expense recorded in 2005.

         The increase in legal fees related to various business development initiatives. The increases in compensation (other than stock-based), premises rent, computer costs and travel and entertainment all relate primarily to additional facilities opened on the West coast and Southeast region as a result of the expansion into new geographic locations.

         Depreciation and amortization was $318,000 as of March 31, 2006 as compared to $274,000 for the same period in 2005. This increase resulted from depreciation on the 2005 total fixed asset additions.

         Interest expense decreased by $35,000 to $356,000 for the three months ended March 31, 2006 as compared to $391,000 for the same period last year. The reduction in interest was due to the extinguishment of the Series B Convertible Notes in October 2005.

         As a result of the factors discussed above, income before provision for income taxes decreased by $409,000 to $356,000 for the three months ended March 31, 2006 from $765,000 for the same period last year.

         Provision for income taxes decreased by $170,000 to $167,000 for the three months ended March 31, 2006 as compared to $337,000 for the same period in 2005. This was due to the decrease in income before provision for income taxes discussed above, partially offset by an increased effective tax rate of 47% for the first quarter of 2006 as compared to 44% for the first quarter of 2005.

         Net income decreased by $239,000 to $189,000 for the three months ended March 31, 2006 as compared to $428,000 for the same period last year. This was due to the factors discussed above.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, the Company was indebted to Paribas and Exeter in the sum of $11.0 million pursuant to a subordinated note bearing interest at 12% per annum (see Senior Notes in Note 4). On April 14, 2004, an agreement was reached between Paribas, Exeter and the Investors as to the financial restructuring of the Senior Notes. Paribas agreed to convert a portion of its existing debt due from CD&L into equity and to modify the terms of its subordinated note if the investors purchased a portion of the note and accepted similar modifications. The loan agreement that governed the Senior Notes was amended and restated to reflect the terms of the substituted Series A Convertible Notes and the Series B Convertible Notes, including the elimination of most financial covenants. The principal amount of the Convertible Notes is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years and 12% for the final three years of the term. The Series B Convertible Notes were subsequently extinguished on October 31, 2005. At March 31, 2006 and 2005, long-term debt included $4,000,000 of Series A Convertible Notes. At March 31, 2005, long-term debt also included $4,000,000 of Series B Convertible Notes.

         The Company's working capital increased by $124,000 from $6,365,000 as of December 31, 2005 to $6,489,000 as of March 31, 2006. Cash and cash equivalents decreased by $60,000 to $777,000 as of March 31, 2006. Cash of $522,000 was provided by operations primarily due to a $553,000 reduction in prepaid expenses relating to the insurance financing arrangements. Cash of $245,000 was used in net investing activities for capital expenditures discussed below and cash of $337,000 was used in net financing activities primarily for the repayment of long-term debt. Capital expenditures amounted to $263,000 and $106,000 for the three months ended March 31, 2006 and 2005, respectively. Increased capital expenditures in the first quarter of 2006 related to the purchase of scanners and improving the functionality of our internal network.

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

         As of January 31, 2006, CD&L and Bank of America, N.A. (successor by merger to Fleet Capital Corporation) entered into a new agreement (the "Bank of America Facility") which replaced the prior Fleet Facility. The Bank of America Facility, which expires on September 30, 2008, continues to provide CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined (7.75% at March 31, 2006), and LIBOR based loans at the bank's LIBOR rate, as defined, plus 200 basis points. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $20,000,000 and is collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. The maximum borrowings outstanding under the Bank of America Facility during the three months ended March 31, 2006 were $9,617,000. As of March 31, 2006, the Company had total cash on hand and borrowing availability of $5,057,000 under the Bank of America Facility, after adjusting for restrictions related to outstanding standby letters of credit of $4,582,000 and minimum availability requirements.

         Under the terms of the Bank of America Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Bank of America Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company was in compliance with its debt covenants as of March 31, 2006.

         Costs incurred relative to the establishment of the Bank of America Facility amounted to approximately $89,000. This has been accounted for as deferred financing costs and is being amortized over the term of the new financing agreement. As of March 31, 2006, the unamortized portion of the deferred financing costs amounted to approximately $81,000.

         The Company retains a risk of incurring uninsured losses. There can be no assurances that the Company's risk management policies and procedures will minimize future uninsured losses or that a material increase in frequency or severity of uninsured losses will not occur and adversely impact the Company's future consolidated financial results.

         The Company had an accumulated deficit of ($2,867,000) as of March 31, 2006. On numerous occasions, the Company has had to amend and obtain waivers of the terms of its credit facilities and senior debt as a result of covenant violations or for other reasons. On April 14, 2004, the Company restructured its senior debt and related covenants. The restructuring included an agreement among the Company, its lenders and certain members of CD&L management and others which improved the Company's short-term liquidity and reduced interest expense. The restructuring eased the financial covenants to which the Company was subject. However, if the Company were to fail to meet such covenants in the future, there can be no assurances that the Company's lenders would agree to waive any future covenant violations, renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

         Management believes that cash flows from operations and its borrowing capacity are sufficient to support the Company's operations and general business and capital requirements through at least March 31, 2007. Such conclusions are predicated upon sufficient cash flows from operations and the continued availability of a revolving credit facility. The risks associated with cash flows from operations are mitigated by the Company's low gross profit margin. Unless extraordinary, decreases in revenue should be accompanied by corresponding decreases in costs, resulting in minimal impact to liquidity. The risks associated with the revolving credit facility are as discussed above.

         INFLATION

         While inflation has not had a material impact on the Company's results of operations for the periods presented herein, recent fluctuations in fuel prices can and do affect the Company's operating costs.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the effect of changing interest rates. At March 31, 2006, the Company's debt consisted of approximately $5,856,000 of fixed rate debt with a weighted average interest rate of 8.30% and $8,659,000 of variable rate debt with a weighted average interest rate of 7.54%. The variable rate debt consists of borrowings of revolving line of credit debt at the bank's prime rate (7.75% at March 31, 2006). If interest rates on variable rate debt were to increase by 75 basis points (one-tenth of the weighted average interest rate at March 31, 2006), the net impact to the Company's results of operations and cash flows for the three months ended March 31, 2006 would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $16,000. Maximum borrowings of revolving line of credit debt during the three months ended March 31, 2006 were $9,617,000.


ITEM 4 - CONTROLS AND PROCEDURES

         (a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

         (b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1A - Risk Factors

         Aside from the risk factor noted below, there have not been any material changes in the risk factors that were previously disclosed in
         Item 1A to Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

         BASED ON CURRENT DISCUSSIONS WITH THE SEC, WE MAY BE REQUIRED TO AMEND PRIOR FILINGS.

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

         If however, after review and discussion, the SEC does not ultimately agree with the Company's accounting, the Company may be required to amend prior years filings.

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



Dated: May 15, 2006                           CD&L, INC.




                                               By:  \s\ Russell J. Reardon
                                                    ----------------------
                                                      Russell J. Reardon
                                                      Vice President and
                                                      Chief Financial Officer