Form 10-K/A
period 2005-12-31
CD&L INC
filed 2006-07-12
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A1
                   (Amendment No. 1, amending Items 1 and 1A
                        of Part 1 and Item 8 of Part II)

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

                                   CD&L, INC.

                                  FORM 10-K/A1

                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                      INDEX

                                                                                                         PAGE(S)
                                                                                                        --------
PART I
    Item 1.       Business (amended).........................................................................  4
    Item 1A.      Risk Factors (amended).....................................................................  8
    Item 1B.      Unresolved Staff Comments.................................................................. 11
    Item 2.       Properties................................................................................. 12
    Item 3.       Legal Proceedings.......................................................................... 12
    Item 4.       Submission of Matters to a Vote of Security Holders........................................ 13

PART II
    Item 5.       Market for Registrant's Common Equity, Related Stockholder
                       Matters and Issuer Purchases of Equity Securities..................................... 14
    Item 6.       Selected Financial Data.................................................................... 15
    Item 7.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................................................... 17
    Item 7A.      Quantitative and Qualitative Disclosures About Market Risk................................. 29
    Item 8.       Financial Statements and Supplementary Data (amended)...................................... 30
    Item 9.       Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures.................................................... 56
    Item 9A.      Controls and Procedures ................................................................... 56
    Item 9B.      Other Information.......................................................................... 57

PART III
    Item 10.      Directors and Executive Officers of the Company............................................ 58
    Item 11.      Executive Compensation..................................................................... 59
    Item 12.      Security Ownership of Certain Beneficial Owners and Management
                     and Related Stockholder Matters......................................................... 60
    Item 13.      Certain Relationships and Related Transactions............................................. 60
    Item 14.      Principal Accountant Fees and Services..................................................... 60

PART IV
    Item 15.      Exhibits and Financial Statement Schedules................................................. 61

SIGNATURES      ............................................................................................. 65

CERTIFICATIONS  ............................................................................................. 73


This amendment is being made to: 1)reflect a change in the description of a transaction consummated on March 1, 2004 involving the settlement and cancellation of a promissory note receivable, and 2)correct an error in the vesting schedules of certain stock options granted in 2005 and related pro forma information.

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

           On March 1, 2004, we consummated a transaction providing for the settlement and cancellation of the Promissory Note owed by First Choice which had an outstanding balance of approximately $1,600,000 on that date. Terms of the settlement included the return to us of certain Indiana-based assets and liabilities sold by us to First Choice in June 2001. The settlement also included the release of certain noncompete agreements and a three-year contingent earn-out based on net revenue generated by the accounts returned. The Company determined that the majority of the value of the settlement related to the value of the customer list included in the assets returned which was determined by the Company based on a discounted cash flow projection. The Company updates its discounted cash flow projection related to the customer list on an annual basis as part of its goodwill and intangibles impairment testing. The Company did not utilize the services of an independent valuation firm. An intangible asset for the customer list of $1,014,000 (net of $587,000 accumulated amortization) was included in the December 31, 2005 consolidated balance sheet. This asset is being amortized over 5 years.

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

     o 4,000,000 shares are issuable upon the exercise of options or other benefits under our employee stock option plan, consisting of:

               o outstanding options to purchase 4,000,000 shares at a weighted average exercise price of $1.99 per share, of which options covering 3,355,011 shares were exercisable as of December 31, 2005; and

               o 2,000,000 shares available for future awards after December 31, 2005, subject to ratification at the June 2006 annual stockholder meeting.

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

WE HAVE SIGNIFICANT INTANGIBLE ASSETS.

           The value of our goodwill and other intangible assets is significant relative to total assets and stockholders equity. We review goodwill and other intangible assets for impairment on at least an annual basis. While there was no impairment in 2005, changes in business conditions or interest rates could materially impact our estimates of future operations and result in an impairment.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                  Page
                                                                                                                 -----
Reports of Independent Registered Public Accounting Firm........................................................   31

Consolidated Balance Sheets as of December 31, 2005 and 2004....................................................   33

Consolidated Statements of Operations For The Years Ended December 31, 2005, 2004 and
    2003........................................................................................................   34

Consolidated Statements of Changes in Stockholders' Equity For The Years Ended December 31,
    2005, 2004 and 2003.........................................................................................   35

Consolidated Statements of Cash Flows For The Years Ended December 31, 2005, 2004 and
    2003........................................................................................................   36

Notes to Consolidated Financial Statements......................................................................   37


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


                                                                  2005                2004               2003
                                                             ----------------    ----------------  ------------------
Risk-free interest rate                                            4.16%               3.10%             4.15%
Volatility factor                                                    47%                 98%               97%
Expected life                                                     6.4 years           7.0 years         7.0 years
Dividend yield                                                      None                None              None
                                                             ----------------    ----------------  ------------------


The pro forma information regarding net income and net income per share were as follows (in thousands, except per share data)-



                                                                  2005               2004              2003
                                                             ----------------   ---------------  ------------------
Net income -- as reported                                          $2,507             $1,583           $1,683
Stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                                           (706)              (482)              (5)
                                                             ----------------   ---------------  ------------------
Net income -- pro forma                                            $1,801             $1,101           $1,678
                                                             ================   ===============  ==================
Basic income per share:
   Net income per share -- as reported                               $.26               $.20             $.22
                                                             ================   ===============  ==================
   Net income per share -- pro forma                                 $.19               $.14             $.22
                                                             ================   ===============  ==================
Diluted income per share:
   Net income per share -- as reported                               $.15               $.13             $.21
                                                             ================   ===============  ==================
   Net income per share -- pro forma                                 $.11               $.09             $.21
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

(3)      2004 ACQUISITION:

On March 1, 2004, the Company consummated a transaction providing for the settlement and cancellation of the Promissory Note owed by First Choice which had an outstanding balance of approximately $1,600,000 on that date. Terms of the settlement included the return to the Company of certain Indiana-based assets and liabilities sold by the Company to First Choice in June 2001. The settlement also included the release of certain non-compete agreements and a three-year contingent earn-out based on future net revenue generated by the customer accounts returned. The Company determined that the majority of the value of the settlement related to the value of the customer list included in the assets returned which was determined by the Company based on a discounted cash flow projection. The Company updates its discounted cash flow projection related to the customer list on an annual basis as part of its goodwill and intangibles impairment testing. The Company did not utilize the services of an independent valuation firm. A net intangible asset for the customer list of $1,014,000 and $1,335,000 (net of accumulated amortization of $587,000 and $267,000) is included in the consolidated balance sheets as of December 31, 2005 and 2004, respectively. This asset is being amortized over 5 years.

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

Information regarding the Company's stock option plans is summarized below:



                                                                                               WEIGHTED
                                                                        NUMBER                 AVERAGE
                                                                          OF                   EXERCISE
                                                                        SHARES                  PRICE
                                                                   ------------------      -----------------
   Shares under option:
     Outstanding at December 31, 2002                                   1,933,653                 $3.01

       Granted                                                             30,000                 $0.60
       Exercised                                                               --                    --
       Canceled                                                           (48,456)                $4.90
                                                                   ------------------

     Outstanding at December 31, 2003                                   1,915,197                 $2.93

       Granted                                                          1,350,000                 $1.24
       Exercised                                                               --                    --
       Canceled                                                          (203,800)                $1.94
                                                                   ------------------
     Outstanding at December 31, 2004                                   3,061,397                 $2.25

       Granted                                                          1,257,777                 $1.89
       Exercised                                                               --                    --
       Canceled                                                           (70,174)               $13.00
                                                                   ------------------
     Outstanding at December 31, 2005                                   4,249,000                 $1.97
                                                                   ==================
   Options exercisable at:
     December 31, 2003                                                  1,883,531                 $2.96
                                                                   ==================      =================
     December 31, 2004                                                  2,146,400                 $2.67
                                                                   ==================      =================
     December 31, 2005                                                  3,556,011                 $2.06
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

The following summarizes information about option groups outstanding and exercisable at December 31, 2005:



                                       OUTSTANDING OPTIONS                                EXERCISABLE OPTIONS
                      -------------------------------------------------------     ------------------------------------
                           NUMBER                                                      NUMBER
                         OUTSTANDING           WEIGHTED           WEIGHTED           EXERCISABLE           WEIGHTED
    RANGE OF                AS OF               AVERAGE           AVERAGE               AS OF              AVERAGE
    EXERCISE            DECEMBER 31,           REMAINING          EXERCISE           DECEMBER 31,          EXERCISE
     PRICES                 2005                 LIFE              PRICE                2005                PRICE
------------------    ------------------    ----------------    -------------     ---------------       -------------
$0.350 -- $1.050             167,500              6.20              $0.557            167,500               $0.557
$1.170 -- $1.170           1,000,000              8.28              $1.170            666,668               $1.170
$1.400 -- $1.813             810,500              6.23              $1.650            660,834               $1.683
$1.850 -- $1.930           1,209,777              9.66              $1.900            999,786               $1.899
$2.000 -- $3.875             868,941              3.00              $2.661            868,941               $2.661
$4.375 -- $6.000             192,282              1.27              $5.906            192,282               $5.906
                      ------------------                                          ---------------
     Totals                4,249,000              6.80              $1.965          3,556,011                $2.06
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

         32.2          Certification of Russell J. Reardon Pursuant to 18 U.S.C.
                       Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized, on July 12, 2006.

                                            CD&L, Inc.

                                            By:    /s/Russell J. Reardon
                                                   ----------------------
                                                    Russell J. Reardon
                                                    Chief Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 12, 2006.




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