Form 10-Q
period 2006-06-30
CD&L INC
filed 2006-08-16
CIK 1000779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q


(Mark One)

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006 or

|_| Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from_______________to____________

Commission File Number:    0-26954

                                   CD&L, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                22-3350958
                --------                                ----------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

80 WESLEY STREET                                             07606
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

         The number of shares of common stock of the Registrant, par value $.001 per share, outstanding as of August 16, 2006 was 18,397,572.

                                   CD&L, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I - Financial Information

  ITEM 1 - Financial Statements

       CD&L, Inc. and Subsidiaries
           Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited)
                    and December 31, 2005                                                 3
           Condensed Consolidated Statements of Operations for the Three and Six
                    Months Ended June 30, 2006 and 2005 (unaudited)                       4
           Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 2006 and 2005 (unaudited)                       5
           Notes to Condensed Consolidated Financial Statements                           6

  ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results
                        of Operations                                                     16

  ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk                     24

  ITEM 4 - Controls and Procedures                                                        24

PART II - Other Information

  ITEM 1A - Risk Factors                                                                  25

  ITEM 4 - Submission of Matters to a Vote of Security Holders                            25

  ITEM 6 - Exhibits                                                                       26

SIGNATURE                                                                                 27

CERTIFICATIONS                                                                            28

                           CD&L, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                                           June 30,           December 31,
                                                                             2006                 2005
                                                                           -----------        ------------
                                                                           (Unaudited)        (Note 1)
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                  $    543           $    837
  Accounts receivable, net                                                     28,745             26,376
  Prepaid expenses and other current assets                                     3,495              4,048
                                                                             --------           --------
    Total current assets                                                       32,783             31,261

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net                                       3,575              3,438
GOODWILL, net                                                                  11,531             11,531
OTHER INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS, net
                                                                                1,083              1,185
OTHER ASSETS                                                                      741                932
                                                                             --------           --------
    Total assets                                                             $ 49,713           $ 48,347
                                                                             ========           ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                      $  9,371           $  8,921
  Current maturities of long-term debt                                            542                552
  Accounts payable, accrued liabilities and bank overdrafts
                                                                               17,089             15,423
                                                                             --------           --------
    Total current liabilities                                                  27,002             24,896

LONG-TERM DEBT, net of current maturities                                       5,015              5,292
OTHER LONG-TERM LIABILITIES                                                     1,771              1,775
                                                                             --------           --------
    Total liabilities                                                          33,788             31,963
                                                                             --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 2,000,000 shares
   authorized; 393,701 shares issued at June 30, 2006
   and December 31, 2005                                                        4,000              4,000
 Common stock, $.001 par value; 30,000,000 shares
   authorized; 10,046,846 and 10,041,846 shares issued at June
   30, 2006 and December 31, 2005, respectively                                    10                 10
 Additional paid-in capital                                                    15,745             15,592
 Treasury stock, 29,367 shares of common stock at cost                           (162)              (162)
 Accumulated deficit                                                           (3,668)            (3,056)
                                                                             --------           --------
    Total stockholders' equity                                                 15,925             16,384
                                                                             --------           --------
    Total liabilities and stockholders' equity                               $ 49,713           $ 48,347
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

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               For the Three Months              For the Six Months
                                                                     Ended                              Ended
                                                                    June 30,                          June 30,
                                                           --------------------------        --------------------------
                                                              2006             2005             2006            2005
                                                           ---------        ---------        ---------        ---------
Revenue                                                    $  61,911        $  54,207        $ 122,350        $ 106,562

Cost of revenue                                               50,220           43,367           99,453           85,414
                                                           ---------        ---------        ---------        ---------

  Gross profit                                                11,691           10,840           22,897           21,148
                                                           ---------        ---------        ---------        ---------
Costs and Expenses:

Selling, general and
   administrative expenses                                    12,541            9,088           22,733           17,968
Depreciation and amortization                                    333              277              651              550
Other (income) expense, net                                        -               (9)             (16)              (9)
Interest expense                                                 401              366              757              756
                                                           ---------        ---------        ---------        ---------

Total Costs and expenses                                      13,275            9,722           24,125           19,265
                                                           ---------        ---------        ---------        ---------
(Loss) income before provision for
  income taxes                                                (1,584)           1,118           (1,228)           1,883

(Benefit) provision for income taxes                            (783)             492             (616)             829

                                                           ---------        ---------        ---------        ---------

  Net (loss) income                                            ($801)       $     626            ($612)       $   1,054
                                                           =========        =========        =========        =========
Net (loss) income per share:
  Basic                                                        ($.08)       $     .07            ($.06)       $     .11
                                                           =========        =========        =========        =========
  Diluted                                                      ($.08)       $     .04            ($.06)       $     .06
                                                           =========        =========        =========        =========
Basic weighted average common
   shares outstanding                                         10,017            9,356           10,016            9,356
                                                           =========        =========        =========        =========
Diluted weighted average common
   shares outstanding                                         10,017           20,248           10,016           20,251
                                                           =========        =========        =========        =========


     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                      ------------------------
                                                                                        2006           2005
                                                                                      --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                        ($612)       $ 1,054
Adjustments to reconcile net (loss) income to net cash provided by operating activities -
    Gain on disposal of equipment and leasehold improvements                                (4)            (5)
    Depreciation and amortization, including amortization of deferred
      financing costs                                                                      687            606
    Stock-based compensation expense                                                       151              -
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable, net                                                        (2,369)          (827)
        Prepaid expenses and other current assets                                          553          1,357
        Other assets                                                                       191           (434)
      (Decrease) increase in -
        Accounts payable, accrued liabilities and bank overdrafts                        1,666          1,317
        Other long-term liabilities                                                         (4)           115
                                                                                       -------        -------
          Net cash provided by operating activities                                        259          3,183
                                                                                       -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and leasehold improvements                                23             22
  Additions to equipment and leasehold improvements                                       (647)          (443)
                                                                                       -------        -------
          Net cash used in investing activities                                           (624)          (421)
                                                                                       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short-term borrowings                                         450         (1,315)
  Repayments of long-term debt                                                            (287)          (238)
  Proceeds from issuance of common stock                                                     2              -
  Deferred financing costs                                                                 (94)             -
                                                                                       -------        -------
          Net cash provided by (used in) financing activities                               71         (1,553)
                                                                                       -------        -------

          Net (decrease) increase in cash and cash equivalents                            (294)         1,209

CASH AND CASH EQUIVALENTS, beginning of period                                             837            617
                                                                                       -------        -------

CASH AND CASH EQUIVALENTS, end of period                                               $   543        $ 1,826
                                                                                       =======        =======

     See accompanying notes to condensed consolidated financial statements.

                           CD&L, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the CD&L, Inc. (the "Company" or "CD&L") Form 10-K/A for the year ended December 31, 2005.

(2)      STOCK-BASED COMPENSATION

         As of June 30, 2006, the Company maintains certain stock-based compensation plans that are described in Note 12 to the Consolidated Financial Statements included in the Company's 2005 Annual Report on Form 10-K/A. Under these plans, the Company may grant stock options to employees and directors of the Company. The Company may grant up to a maximum of 4,000,000 options under the Employee Stock Compensation Program (the "ESCP") and up to a maximum of 500,000 options under the 2002 Stock Option Plan for Independent Directors (the "Director Plan"). At June 30, 2006, options available for grant under the ESCP and the Director Plan total 2,000,000 and 251,000, respectively.

         Prior to January 1, 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), compensation cost for employee and director stock options was recognized using the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective January 1, 2006, the Company adopted the fair-value recognition provisions of SFAS No. 123(R), "Share-Based Payment," ("SFAS 123R") and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under SFAS 123R, the fair value of employee and non-employee options granted is amortized over the related service period. SFAS 123R was adopted using the modified prospective transition method; therefore, prior periods have not been restated. Compensation expense recognized in the three and six months ended June 30, 2006 includes compensation cost for all share-based payments granted to employees and directors prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for any share-based payments granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

         Stock options are granted with exercise prices not less than the fair market value of the Company's common stock at the time of grant and with an exercise term not to exceed 10 years. Generally, stock options granted under the ESCP become exercisable in three installments over a period of two years. Stock options granted under the Director Plan generally become exercisable after one year. Option awards usually provide for accelerated vesting upon retirement, death or disability. The Company granted 0 and 400,000 options during the three months ended June 30, 2006 and 2005, respectively, and 0 and 500,000 options during the six months ended June 30, 2006 and 2005, respectively.

         As a result of adopting SFAS 123R, our loss before taxes for the six months ended June 30, 2006 is $151,000 higher and our net loss is $80,000 higher than if we had continued to account for stock-based compensation under APB 25. Compensation expense is recognized in the selling, general and administrative expenses line items of the accompanying condensed consolidated statements of operations on a ratable basis over the vesting periods. These awards have been classified as equity instruments, and as such, a corresponding increase of $151,000 has been reflected in additional paid-in capital in the accompanying condensed consolidated balance sheet as of June 30, 2006. There were no capitalized stock-based compensation costs at June 30, 2006 and 2005. As of June 30, 2006, there was $95,000 of total unrecognized compensation cost related to non-vested stock options to be recognized over a weighted-average period of 1.32 years.

         The intrinsic values of options exercised during the six months ended June 30, 2006 and 2005 were not significant. The total cash received from the exercise of stock options was $2,000 and $0 for the six months ended June 30, 2006 and 2005, respectively, and is classified as financing cash flows in the accompanying condensed consolidated statements of cash flows. New shares of the Company's common stock are issued upon exercise of the options. Prior to the adoption of SFAS 123R, any tax benefits of deductions resulting from the exercise of stock options would have been presented as operating cash flows in the statements of cash flows. SFAS 123R requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. The Company did not have any significant excess tax benefits for the six months ended June 30, 2006.

         Since employee options are granted with exercise prices that are not less than market value, the Company did not record any stock-based employee compensation in the three and six months ended June 30, 2005. The fair value for employee and non-employee options granted used in determining pro forma net income below was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three and six months ended June 30, 2005. There were no stock options granted during the three or six months ended June 30, 2006.



                                                    For the Three Months Ended          For the Six Months Ended
                                                          June 30, 2005                      June 30, 2005
                                                   ----------------------------         ------------------------
         Risk-free interest rate                                3.8%                            3.5%
         Volatility factor                                       38%                             47%
         Expected life                                        7 years                         7 years
         Dividend yield                                         None                            None


         The risk-free interest rate is based on reference to United States Treasury securities with terms matching the expected term of the subject options. The expected life of the 2005 option grants related to the above referenced periods was based on historical exercises and terminations. Due to the insignificant number of stock option exercises during the past several years, the Company has estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term. The expected volatility was based on an analysis of the volatility of the Company's stock price using alternative historical periods of time and alternative statistical measures of volatility (exponential weighted moving average and the GARCH measure of volatility). The expected dividend yield is zero.

         Changes in outstanding options in the six months ended June 30, 2006 are as follows:


                                                                                  Weighted
                                                                                   Average
                                                                Weighted          Remaining
                                                                 Average         Contractual        Aggregate
                                                                Exercise        Term (years)        Intrinsic
                                                Options           Price                             Value (1)
                                              -------------    ------------     --------------    --------------
Options outstanding at
   December 31, 2005                           4,249,000             $1.97
      Granted                                          -                 -
      Exercised                                   (5,000)            $0.47
      Canceled                                         -                 -
                                              ----------

Options outstanding at June 30, 2006           4,244,000             $1.97            6.31           $2,071,000
                                              ==========

Options exercisable at June 30, 2006          4,019,342              $1.97            6.15           $2,002,000
                                              =========

Options available for grant at
   June 30, 2006                              2,251,000
                                              =========


(1) The aggregate intrinsic value has been calculated based on the difference between the exercise price of in-the-money options versus the Company's closing stock price as of June 30, 2006.


         The table below presents the pro forma effect on net income and basic and diluted net income per share if the Company had applied a fair value recognition method instead of the intrinsic value method to options granted under the Company's stock option plans for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options' vesting periods.

         The pro forma information regarding net income and net income per share is as follows (in thousands, except per share data):


                                                    For the Three Months Ended          For the Six Months Ended
                                                          June 30, 2005                      June 30, 2005
                                                   ------------------------------     -----------------------------
         Net income, as reported                                $626                            $1,054
         Stock-based employee compensation
           expense determined under fair value
           based method for all awards, net of
           related tax effects
                                                                (146)                             (265)
                                                   ------------------------------     -----------------------------
         Pro forma net income                                   $480                              $789
                                                   ==============================     =============================

         Net income per share:
            Basic, as reported                                  $.07                              $.11
            Diluted, as reported                                $.04                              $.06
            Basic, pro forma                                    $.05                              $.08
            Diluted, pro forma                                  $.03                              $.05


(3)      SHORT-TERM BORROWINGS:

         Short-term borrowings totaled $9,371,000 and $8,921,000 as of June 30, 2006 and December 31, 2005, respectively. At December 31, 2005, short-term borrowings consisted of a line of credit balance of $8,080,000 and $841,000 of outstanding borrowings related to the insurance financing arrangements entered into in 2005. There were no balances related to the insurance financing arrangements at June 30, 2006.

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

         As of January 31, 2006, CD&L and Bank of America, N.A. (successor by merger to Fleet Capital Corporation) entered into a new agreement (the "Bank of America Facility") which replaced the prior Fleet Facility. The Bank of America Facility, which expires on September 30, 2008, continues to provide CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined (8.25% at June 30, 2006), and LIBOR based loans at the bank's LIBOR rate, as defined, plus 200 basis points. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $20,000,000 and is collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. The maximum borrowings outstanding under the Bank of America Facility during the six months ended June 30, 2006 were $10,872,000. As of June 30, 2006, the Company had total cash on hand and borrowing availability of $5,670,000 under the Bank of America Facility, after adjusting for restrictions related to outstanding standby letters of credit of $4,582,000 and minimum availability requirements.

         Under the terms of the Bank of America Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Bank of America Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At June 30, 2006, the Company was in violation of certain of the financial covenants due to the reported net loss for the second quarter. On August 11, 2006, the Company obtained a waiver from its lender for the covenant violation. Bank of America has consented to the merger with Velocity and the revolving loan balance will be paid in full and closed on the merger date.

         Costs incurred relative to the establishment of the Bank of America Facility amounted to approximately $94,000. This has been accounted for as deferred financing costs and is being amortized over the term of the new financing agreement. As of June 30, 2006, the unamortized portion of the deferred financing costs amounted to approximately $77,000.

(4)      LONG-TERM DEBT:

         On January 29, 1999, the Company completed a $15,000,000 private placement of the senior subordinated notes (the "Senior Notes") and warrants with three financial institutions. The Senior Notes originally bore interest at 12.0% per annum and are subordinate to all senior debt including the Company's Bank of America Facility. Under the terms of the Senior Notes, as amended, the Company was required to maintain certain financial ratios and comply with other financial conditions contained in the Senior Notes agreement.

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

                  (b) The Original Note holders and the Company amended the terms of the remaining $7,000,000 principal balance of the Senior Notes, and then exchanged the amended notes for the new notes, which consist of two series of convertible notes, the Series A Convertible Subordinated Notes (the "Series A Convertible Notes") in the principal amount of $3,000,000 and the Series B Convertible Subordinated Notes ("Series B Convertible Notes") in the principal amount of $4,000,000 (collectively, the "Convertible Notes"). The loan agreement that governed the Senior Notes was amended and restated to reflect the terms of the Convertible Notes, including the elimination of most financial covenants. The principal amount of the Convertible Notes is due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bear interest at a rate of 9% for the first two years of the term, 10.5% for the next two years and 12% for the final three years of the term and will be paid quarterly. As the interest on the Convertible Notes increases over the term of the notes, the Company records the associated interest expense on a straight-line basis using a blended rate of 10.71%, giving rise to accrued interest over the early term of the Convertible Notes. The terms of the two series of Convertible Notes are identical except for the conversion price ($1.016 for the Series A Convertible Notes, the average closing price for the Company's common stock for the 5 days prior to the closing and $2.032 for the Series B Convertible Notes). The Series B Convertible Notes were extinguished on October 31, 2005 and the Series A Convertible Notes were extinguished on July 11, 2006, as described below.

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

                  Costs incurred relative to the aforementioned transactions amounted to approximately $592,000. Of this amount, $420,000 has been accounted for as deferred financing costs and is being amortized over the term of the new financing agreements. The remaining $172,000 has been accounted for as a reduction in paid-in capital. These amounts have been allocated based on the proportion of debt to equity raised in the aforementioned transactions. These amounts were subsequently adjusted due to the extinguishment of the Series B Convertible Notes. As of June 30, 2006, remaining costs related to this transaction amounted to approximately $337,000. Of this amount, $225,000 continued to be amortized as a deferred financing cost and $112,000 remained as a reduction of additional paid-in capital as of June 30, 2006. These amounts will be adjusted in connection with the extinguishment of the Series A Convertible Notes on July 11, 2006.

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

                  On July 11, 2006, the Series A Convertible Notes were converted into 3,937,008 shares of the Company's common stock and the debt was retired. In addition, the 393,701 shares of Preferred Stock were converted into 3,937,010 shares of the Company's common stock. See Note 7 - Subsequent Events for further discussion.

                  The warrants originally issued on January 29, 1999 remain outstanding at June 30, 2006 at an exercise price of $.001 per share (convertible into 506,250 shares of common stock). The warrants were due to expire in January 2009. On July 3, 2006, Velocity Express Corporation ("Velocity") entered into a warrant purchase agreement with the Original Note holders. On July 11, 2006, the warrants were exercised on a cashless basis for an aggregate exercise price of $506.25 so that Velocity received 506,075 shares of the Company's common stock. See
                  Note 7 - Subsequent Events for further discussion.

         Long-term debt consisted of the following (in thousands)   -


                                                                  JUNE 30,           DECEMBER 31,
                                                                    2006                2005
                                                               -------------        -------------
Series A Convertible Notes                                            $4,000               $4,000
Capital lease obligation due October 2007 with interest
    at 5.45% and collateralized by the related property.                   3                    7

Seller-financed debt on acquisitions, payable in monthly
    installments through May 2009, convertible into
    134,193 and 155,197 shares of common stock at June
    30, 2006 and December 31, 2005, respectively, at a
    weighted average exercise price of $6.15 per share.
    Interest is payable at rates ranging between 7.0%
    and 9.0%.                                                          1,554                1,837
                                                               -------------        -------------
                                                                       5,557                5,844

Less - Current maturities                                               (542)                (552)
                                                               -------------        -------------

                                                                      $5,015               $5,292
                                                               =============        =============


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

         In connection with the above matters, the Company has recorded reserves of $2,133,000 and $555,000 as of June 30, 2006 and December 31, 2005.
         The increases in reserves were due largely to a tentative settlement of an employment tax assessment in the State of California, increases in certain reserves as a result of continued settlement negotiations for existing claims and the establishment of new reserves for recently instituted litigation.

         Management believes that none of these actions, including the actions described above, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

(6)      NET (LOSS) INCOME PER SHARE:

         Basic net (loss) income per share represents net (loss) income divided by the weighted average shares outstanding. Diluted net income per share represents net income divided by the weighted average shares outstanding adjusted for the incremental dilution of potentially dilutive common shares.

         A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows (in thousands)-


                                                                        THREE MONTHS                     SIX MONTHS
                                                                            ENDED                          ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                 ----------------------------    ---------------------------
                                                                     2006            2005            2006            2005
                                                                 ------------    ------------    ------------    -----------
         Basic weighted average
          common shares outstanding                                    10,017        9,356          10,016          9,356
         Effect of dilutive securities:
             Stock options and warrants                                  -           1,049             -            1,052
             Preferred Stock                                             -           3,937             -            3,937
             Convertible Notes                                           -           5,906             -            5,906
                                                                 ------------    ---------       ---------       --------
         Diluted weighted average common shares
           outstanding                                                 10,017       20,248          10,016         20,251
                                                                 ============    =========       =========       ========


         A reconciliation of net (loss) income as reported to net (loss) income as adjusted for the effect of dilutive securities follows (in thousands)-


                                                                       THREE MONTHS                    SIX MONTHS
                                                                           ENDED                         ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                 --------------------------    ---------------------------
                                                                    2006           2005           2006            2005
                                                                 ------------    ----------    ------------    -----------
         Net (loss) income, as reported                                 ($801)      $626           ($612)         $1,054
         Effect of dilutive securities:
             Interest on Convertible Notes                                 -         129               -             257
                                                                 ------------    -------       ---------       ---------
         Net (loss) income, as adjusted for the effect
             of dilutive securities                                     ($801)      $755           ($612)         $1,311
                                                                 ============    =======       =========       =========

         The following potentially dilutive common shares were excluded from the computation of diluted net (loss) income per share because the exercise or conversion price was greater than the average market price of common shares (in thousands):


                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                     -------------------------------    -----------------------------
                                                         2006              2005            2006             2005
                                                     --------------     ------------    ------------     ------------
         Stock options and warrants                         1,266              1,135           1,409            1,135
         Seller financed convertible notes                    134                175             139              180
         Convertible preferred stock                        3,937                  -           3,937                -
         Subordinated convertible debentures                3,937                  -           3,937                -

(7)      SUBSEQUENT EVENTS:

         Entry into a Definitive Merger Agreement

         On July 3, 2006, CD&L and Velocity signed a definitive merger agreement for Velocity to acquire CD&L in a two-step, all cash transaction for $3.00 per share of common stock.

         The merger agreement provides that, upon the terms and subject to the conditions contained in it, a wholly-owned subsidiary of Velocity ("Sub") will be merged with CD&L, the separate corporate existence of Sub will cease, CD&L will be the surviving corporation and continue to be governed by the laws of the State of Delaware, and the corporate existence of CD&L with all its rights, privileges, immunities, powers, and franchises shall continue unaffected by the merger. Sub is also a party to the merger agreement.

         At the effective time of the merger, each share of CD&L's common stock issued and outstanding immediately before the merger, other than dissenting shares, will be canceled and converted into the right to receive $3.00 in cash, without interest. The $3.00 amount is subject to proportionate adjustment so as to maintain an aggregate merger consideration of approximately $33 million in the event that the total number of shares of common stock outstanding, or issuable (net of any exercise or conversion price) upon exercise or conversion of CD&L stock options outstanding, at the effective time of the merger is more or less than 11,039,238 shares. No adjustment of the per-share purchase price need be made as a result of any change in the number of shares unless such adjustment would exceed $0.01. After the merger is effective, each holder of a certificate representing shares of our common stock, other than dissenting shares, will no longer have any rights with respect to those shares, except for the right to receive the cash merger consideration. Each share of CD&L's common stock held by CD&L, Velocity or its subsidiaries at the time of the merger will be canceled without any payment.

         The Company has called for a special meeting on August 17, 2006 to seek shareholder approval of the merger agreement. If the merger agreement is approved at the special meeting and there is no litigation with respect thereto, it is anticipated that the merger will be completed immediately after the special meeting. Velocity, through its ownership of common stock acquired under the securities purchase agreements described below and through its rights under the voting agreement described below, has or controls the vote of a majority of the shares of the Company's common stock, and has indicated that it will vote to approve the merger agreement.

         Series A Preferred Stock, Common Stock and Warrant Purchase Agreements

         On July 3, 2006, Velocity entered into a Series A Preferred Stock and Warrant Purchase Agreement with BNP Paribas ("Paribas") and two Series A Preferred Stock, Common Stock and Warrant Purchase Agreements with Exeter Capital Partners IV, L.P. ("Exeter IV"), one of which related to securities purchased on June 30, 2006, by Exeter IV from the United States Small Business Administration as receiver for Exeter Venture Lenders, L.P. ("Exeter I") and one relating to our securities held by Exeter IV prior to that date (collectively, the "preferred purchase agreements"). Under the preferred purchase agreements, Velocity purchased the 393,701 shares of the Company's Preferred Stock and the 506,250 warrants from Paribas and Exeter IV and the 656,168 shares of the Company's common stock held by Exeter IV.

         Shortly after consummations of such purchases, Velocity provided notice of conversion of the Preferred Stock, effective as of July 11, 2006, into an aggregate of 3,937,010 shares of the Company's common stock, and exercised the 506,250 warrants on a cashless basis for an aggregate exercise price of $506.25, so that it received 506,075 shares. As a result, under the preferred purchase agreements, Velocity acquired, in the aggregate, 5,099,253 shares of the Company's common stock.

         Series A Convertible Subordinated Debenture Purchase Agreement

         On July 3, 2006, Velocity entered into a Series A Convertible Subordinated Debenture Purchase Agreement (the "debenture purchase agreement") with the 14 individuals who held all of the Company's Series A Convertible Notes in the aggregate principal amount of $4,000,000, including Albert W. Van Ness, Jr., Chairman and Chief Executive Officer of CD&L, William T. Brannan, President and a director of CD&L, Michael Brooks, Group Operations President and a director of CD&L, Russell Reardon, Chief Financial Officer of CD&L, Mark Carlesimo, General Counsel of CD&L, Matthew J. Morahan, a director of CD&L, Peter Young, a director of CD&L, five other officers of subsidiaries of the Company, a consultant to the Company, and one other individual (collectively, the "Series A debenture sellers"). Under the debenture purchase agreement, Velocity purchased the Series A Convertible Notes for an aggregate price of $12,795,276.

         The Series A debenture sellers had been parties to a shareholders agreement with CD&L and the holders of the Preferred Stock under which they had a right of first refusal to acquire the Preferred Stock. As a condition to Velocity's entry into the debenture purchase agreement, the Series A debenture sellers also entered into an agreement whereby they waived those rights of first refusal in connection with Velocity's purchase of the Preferred Stock.

         Shortly after the consummation of the debenture purchase, Velocity converted the Series A debentures into an aggregate of 3,937,008 shares of the Company's common stock. As a result of this conversion and the preferred purchase agreement, as of July 11, 2006, Velocity will own 9,036,261 shares of the Company's common stock, representing 49.1% of the outstanding shares of common stock.

         Voting Agreement

         As a condition to entering into the merger agreement and the debenture purchase agreement, Velocity required that each of Albert Van Ness, Jr., William T. Brannan, Michael Brooks, Russell J. Reardon, Matthew J. Morahan, Vincent P. Brana (a consultant to the Company and a former officer) and Jack McCorkell (an officer of one of our subsidiaries) enter into a voting agreement. Under the voting agreement each such stockholder agreed to vote in favor of the merger and the merger agreement and against any action which would result in a breach of the merger agreement or voting agreement. The voting agreement also provides that such stockholders will vote against any extraordinary corporate transaction, sale or transfer of assets, change to the Board of Directors, change in capitalization, charter or bylaws, change to the structure or business of CD&L, or any other action which would potentially interfere, delay or adversely effect the merger or transactions contemplated thereby. The prohibition does not apply to a vote for a competing merger offer that the Board determines to be on more favorable terms than the Velocity merger agreement, provided that the Board recommends the stockholders do not approve the merger transaction with Velocity. The voting agreement will terminate upon the earlier of the termination of the merger agreement, in accordance with its terms, or the effective date of the merger.

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

         Revenue consists primarily of charges to the Company's customers for delivery services. These customers are billed as the services are rendered, mostly on a weekly basis. Recurring charges related to facilities management or contract logistics services are typically billed on a monthly basis. The Company's recent revenue growth has been attributable to the expansion of its current customer base into new geographical areas. The Company has always had a strong presence in the Northeast and Southeast regions of the country. As a result of its nationwide business development program, the Company has increased its revenue volume on the West coast during the first half of 2006 by 48% as compared to the first six months of 2005.

         Cost of revenue consists primarily of independent contractor delivery costs, other direct pick-up and delivery costs and the costs of dispatching rush demand messengers. The Company has experienced an overall increase in cost of revenue as a percent of revenue during the first six months of 2006 compared to the first six months of 2005. This reduction in gross margin is primarily due to operational inefficiencies associated with the high volume of new business on the West coast compared to last year's first six months.

         Selling, general and administrative expense ("SG&A") includes the costs to support the Company's sales effort and the expense of maintaining facilities, information systems, financial, legal and other administrative functions. There was a significant increase in SG&A during the second quarter of 2006 related to legal costs associated with the definitive merger agreement entered into with Velocity as well as settlement costs arising out of a tentative settlement of an employment tax audit in the State of California. Other factors include increased rent charges and higher travel costs as a result of opening new facilities to facilitate its recent expansion into new geographical locations. In addition, the Company has increased its sales force and operating personnel significantly in the West coast to manage the recent revenue growth along with the anticipated growth of the region going forward.

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

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, intangible assets, insurance reserves, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of the Company's critical accounting policies, see the Company's Annual Report on Form 10-K/A for 2005.

         New Accounting Standards and Pronouncements -

         In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") was issued. SFAS 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has not had any accounting changes or corrections of errors during 2006.

         In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") was issued. SFAS 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees and directors. However, SFAS 123 as amended permitted entities the option of continuing to apply the intrinsic value method under APB 25 that the Company had been using, as long as the notes to the financial statements disclosed what net income would have been had the preferable fair value-based method been used. SFAS 123(R) requires that the compensation cost relating to all share-based payment transactions, including employee and director stock options, be recognized in the historical financial statements. That cost is measured based on the fair value of the equity or liability instrument issued and amortized over the related service period. The Company has adopted the guidance in SFAS 123(R) effective January 1, 2006. As such, the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2006 includes $151,000 of compensation expense in SG&A related to the fair value of options granted under the Company's stock-based employee and director compensation plans which is being amortized over the service period in the financial statements, as required by SFAS 123(R). These awards have been classified as equity instruments, and as such, a corresponding increase of $151,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of June 30, 2006.

         RESULTS OF OPERATIONS

         INCOME AND EXPENSE AS A PERCENTAGE OF REVENUE


                                                   For the Three Months Ended             For the Six Months Ended
                                                              June 30,                              June 30,
                                               ----------------------------------    -------------------------------
                                                    2006               2005              2006             2005
                                               ----------------    --------------    -------------    --------------
         Revenue                                    100.0%              100.0%           100.0%           100.0%

         Gross profit                                18.9%               20.0%            18.7%            19.9%

         Selling, general and
            administrative expenses                  20.3%               16.7%            18.6%            16.9%

         Depreciation and amortization                0.5%                0.5%             0.5%             0.5%

         Other (income) expense, net                  0.0%                0.0%             0.0%             0.0%

         Interest expense                             0.7%                0.7%             0.6%             0.7%

         (Loss) income before provision for
           income taxes                              (2.6%)               2.1%            (1.0%)            1.8%

         (Benefit) provision for income taxes        (1.3%)               0.9%            (0.5%)            0.8%

         Net (loss) income                           (1.3%)               1.2%            (0.5%)            1.0%


         SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

         Revenue for the six months ended June 30, 2006 increased by $15,788,000, or 14.8%, to $122,350,000 from $106,562,000 for the six months ended June 30, 2005. This increase in revenue includes $12,600,000 from existing customers and $6,000,000 from new customers. These increases were partially offset by lost business of $2,800,000.

         Cost of revenue increased by $14,039,000, or 16.4%, to $99,453,000 for the six months ended June 30, 2006 from $85,414,000 for the six months ended June 30, 2005. Cost of revenue for the six months ended June 30, 2006 represented 81.3% of revenues as compared to 80.1% for the same period in 2005. If the gross profit margin had remained the same as last year's 19.9%, the $22,897,000 gross profit for the six months ended June 30, 2006 would have been approximately $1,450,000 higher. The reduced margin was due primarily to new business start-up costs and competitive rate pressures. Our pricing to new and existing customers has not kept pace with our increased driver costs. The significant increase in fuel costs has required us to pay more to attract and retain contract drivers.

         SG&A increased by $4,765,000, or 26.5%, to $22,733,000 for the six
         months ended June 30, 2006 from $17,968,000 for the same period in 2005. Stated as a percentage of revenue, SG&A was 18.6% for the six months ended June 30, 2006 as compared to 16.9% for the same period in 2005. The increase in SG&A was due primarily to the following:

                                                           Increase from 2005
                                                       -------------------------
            Legal fees/reserves                        $1,970,000        400.9%
            Consulting services                           349,000         80.9%
            Premises rent                                 455,000         16.1%
            Compensation, other than stock-based          421,000          5.0%
            Provision for bad debts                       715,000        398.7%
            Travel and entertainment                      249,000         29.0%
            Stock-based compensation                      151,000           (1)

            (1) The Company implemented SFAS 123(R) during the first quarter of
                2006. As such, there was no comparable expense recorded in 2005.

         The increase in legal fees related to costs incurred in connection with the definitive merger agreement entered into with Velocity Express Corporation. In addition, a $980,000 accrual has been established during the second quarter 2006 related to a tentative settlement of an employment tax audit in the State of California.

         Of the $349,000 increase in consulting services, $250,000 relates to fees incurred in connection with the merger agreement with Velocity. The remaining increase in consulting fees relates to modifications made to the PeopleSoft financial reporting system during 2006. The provision for bad debts for the six months ended June 30, 2006 was $536,000. Of this amount, $300,000 related to the write-off of the Global Delivery Systems note receivable obtained in connection with the settlement agreement in September 2005. During the six months ended June 30, 2005, there was a reduction in the provision for doubtful accounts based on the historical effectiveness of our receivables management. The increases in compensation (other than stock-based), premises rent and travel and entertainment all relate primarily to additional facilities opened on the West coast and Southeast region as a result of the expansion into new geographic locations.

         Depreciation and amortization was $651,000 as of June 30, 2006 as compared to $550,000 for the same period in 2005. This increase relates to the depreciation of fixed assets purchased in the latter part of 2005 and the first half of 2006.

         Interest expense remained consistent at $757,000 for the six months ended June 30, 2006 as compared to $756,000 for the same period in 2005.

         As a result of the factors discussed above, income before provision for income taxes decreased by $3,111,000 to a loss of $1,228,000 for the six months ended June 30, 2006 from income of $1,883,000 for the six months ended June 30, 2005.

         Provision for income taxes decreased by $1,445,000 to a benefit of $616,000 for the six months ended June 30, 2006 as compared to a provision of $829,000 for the same period in 2005. This was due to the decrease in income before provision for income taxes discussed above. The effective tax rate for the six months ended June 30, 2006 was 50%; without the $39,000 of deferred tax benefit related to the SFAS 123(R) stock-based compensation cost, the rate would have been 47% as compared to 44% as of June 30, 2005.

         Net income decreased by $1,666,000 to a loss of $612,000 for the six months ended June 30, 2006 as compared to income of $1,054,000 for the same period in 2005. This was due to the factors discussed above.

         THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

         Revenue for the three months ended June 30, 2006 increased by $7,704,000, or 14.2%, to $61,911,000 from $54,207,000 for the three months ended June 30, 2005. This increase in revenue includes $6,400,000 from existing customers and $3,100,000 from new customers. These increases were partially offset by lost business of $1,400,000.

         Cost of revenue increased by $6,853,000, or 15.8%, to $50,220,000 for the three months ended June 30, 2006 from $43,367,000 for the three months ended June 30, 2005. Cost of revenue for the three months ended June 30, 2006 represented 81.1% of revenue as compared to 80.0% for the same period in 2005. If the gross profit margin had remained the same as last year's 20.0%, the $11,691,000 gross profit for the three months ended June 30, 2006 would have been approximately $691,000 higher. The reduced margin was due primarily to new business start-up costs and competitive rate pressures. Our pricing to new and existing customers has not kept pace with our increased driver costs. The significant increase in fuel costs has required us to pay more to attract and retain contract drivers.

         SG&A increased by $3,453,000, or 38.0%, to $12,541,000 for the three months ended June 30, 2006 from $9,088,000 for the same period in 2005. Stated as a percentage of revenue, SG&A was 20.3% for the three months ended June 30, 2006 as compared to 16.7% for the same period in 2005. The increase in SG&A was due primarily to the following:

                                                           Increase from 2005
                                                       ------------------------
             Legal fees/reserves                       $1,693,000        496.5%
             Consulting services                          321,000        134.4%
             Premises rent                                297,000         21.4%
             Compensation, other than stock-based         143,000          3.3%
             Provision for bad debts                      737,000        460.2%
             Travel and entertainment                     102,000         20.7%
             Stock-based compensation                      56,000           (1)

             (1) The Company implemented SFAS 123(R) during the first quarter of
                 2006. As such, there was no comparable expense recorded in 2005.

         The increase in legal fees related to costs incurred in connection with the definitive merger agreement entered into with Velocity Express Corporation. In addition, a $980,000 accrual has been established during the second quarter 2006 related to a tentative settlement of an employment tax audit in the State of California.

         Of the $321,000 increase in consulting services, $250,000 relates to fees incurred in connection with the merger agreement with Velocity. The remaining increase in consulting fees relates to modifications made to the PeopleSoft financial reporting system during 2006. The provision for bad debts for the second quarter of 2006 was $577,000. Of this amount, $300,000 related to the write-off of Global Delivery Systems note receivable obtained in connection with the settlement agreement in September 2005. During the second quarter of 2005, there was a reduction in the provision for doubtful accounts based on the historical effectiveness of our receivables management. The increases in compensation (other than stock-based), premises rent and travel and entertainment all relate primarily to additional facilities opened on the West coast and Southeast region as a result of the expansion into new geographic locations.

         Depreciation and amortization increased by $56,000, or 20.2%, to $333,000 for the three months ended June 30, 2006 from $277,000 for the same period last year. This increase relates to the depreciation of fixed assets purchased in the latter part of 2005 and the first half of 2006.

         Interest expense increased by $35,000 to $401,000 for the three months ended June 30, 2006 as compared to $366,000 for the same period last year primarily as a result of increased borrowings on the line of credit as compared with last year coupled with the increased prime rate during 2006.

         As a result of the factors discussed above, income before provision for income taxes decreased by $2,702,000 to a loss of $1,584,000 for the three months ended June 30, 2006, as compared to income of $1,118,000 for the same period in 2005.

         Provision for income taxes decreased by $1,275,000 to a benefit of $783,000 for the three months ended June 30, 2006, as compared to a provision of $492,000 for the same period in 2005. This was due to the decrease in income before provision for income taxes discussed above. The effective tax rate for the three months ended June 30, 2006 was 50%; without the $39,000 of deferred tax credit related to the SFAS 123(R) stock-based compensation cost, the rate would have been 47% as compared to 44% as of June 30, 2005.

         Net income decreased by $1,427,000 to a net loss of $801,000 for the three months ended June 30, 2006 as compared to net income of $626,000 for the same period in 2005. This was due to the factors discussed above.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, the Company was indebted to Paribas and Exeter in the sum of $11.0 million pursuant to a subordinated note bearing interest at 12% per annum (see Senior Notes in Note 4). On April 14, 2004, an agreement was reached between Paribas, Exeter and the Investors as to the financial restructuring of the Senior Notes. Paribas agreed to convert a portion of its existing debt due from CD&L into equity and to modify the terms of its subordinated note if the investors purchased a portion of the note and accepted similar modifications. The loan agreement that governed the Senior Notes was amended and restated to reflect the terms of the substituted Series A Convertible Notes and the Series B Convertible Notes, including the elimination of most financial covenants. The principal amount of the Convertible Notes was due in a balloon payment at the maturity date of April 14, 2011. The Convertible Notes bore interest at a rate of 9% for the first two years of the term, 10.5% for the next two years and 12% for the final three years of the term. The Series B Convertible Notes were extinguished on October 31, 2005 and the Series A Convertible Notes were extinguished on July 11, 2006, as described below. At June 30, 2006 and 2005, long-term debt included $4,000,000 of Series A Convertible Notes. At June 30, 2005, long-term debt also included $4,000,000 of Series B Convertible Notes.

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

         On July 11, 2006, the Series A Convertible Notes were converted into 3,937,008 shares of the Company's common stock and the debt was retired. In addition, the 393,701 shares of Preferred Stock were converted into 3,937,010 shares of the Company's common stock.

         The Company's working capital decreased by $584,000 from $6,365,000 as of December 31, 2005 to $5,781,000 as of June 30, 2006. Cash and cash equivalents decreased by $294,000 to $543,000 as of June 30, 2006. Cash of $259,000 was provided by operations primarily due to a $553,000 reduction in prepaid expenses relating to the insurance financing arrangements. Cash of $624,000 was used in net investing activities for capital expenditures discussed below and cash of $71,000 was provided by net financing activities from additional short-term net borrowings. Capital expenditures amounted to $647,000 and $443,000 for the six months ended June 30, 2006 and 2005, respectively. Increased capital expenditures in the first half of 2006 related to the purchase of scanners and improving the functionality of our internal network.

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

         As of January 31, 2006, CD&L and Bank of America, N.A. (successor by merger to Fleet Capital Corporation) entered into a new agreement (the "Bank of America Facility") which replaced the prior Fleet Facility. The Bank of America Facility, which expires on September 30, 2008, continues to provide CD&L with standby letters of credit, prime rate based loans at the bank's prime rate, as defined (8.25% at June 30, 2006), and LIBOR based loans at the bank's LIBOR rate, as defined, plus 200 basis points. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum amount of $20,000,000 and is collateralized by substantially all of the assets, including certain cash balances, accounts receivable, equipment, leasehold improvements and general intangibles of the Company and its subsidiaries. The maximum borrowings outstanding under the Bank of America Facility during the six months ended June 30, 2006 were $10,872,000. As of June 30, 2006, the Company had total cash on hand and borrowing availability of $5,670,000 under the Bank of America Facility, after adjusting for restrictions related to outstanding standby letters of credit of $4,582,000 and minimum availability requirements.

         Under the terms of the Bank of America Facility, the Company is required to maintain certain financial ratios and comply with other financial conditions. The Bank of America Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At June 30, 2006, the Company was in violation of certain of the financial covenants due to the reported net loss for the second quarter. On August 11, 2006, the Company obtained a waiver from its lender for the covenant violation. Bank of America has consented to the merger with Velocity and the revolving loan balance will be paid in full and closed on the merger date.

         Costs incurred relative to the establishment of the Bank of America Facility amounted to approximately $94,000. This has been accounted for as deferred financing costs and is being amortized over the term of the new financing agreement. As of June 30, 2006, the unamortized portion of the deferred financing costs amounted to approximately $77,000.

         The Company retains a risk of incurring uninsured losses. There can be no assurances that the Company's risk management policies and procedures will minimize future uninsured losses or that a material increase in frequency or severity of uninsured losses will not occur and adversely impact the Company's future consolidated financial results.

         The Company had an accumulated deficit of ($3,668,000) as of June 30, 2006. On numerous occasions, the Company has had to amend and obtain waivers of the terms of its credit facilities and senior debt as a result of covenant violations or for other reasons. On April 14, 2004, the Company restructured its senior debt and related covenants. The restructuring included an agreement among the Company, its lenders and certain members of CD&L management and others which improved the Company's short-term liquidity and reduced interest expense. The restructuring eased the financial covenants to which the Company was subject. However, if the Company were to fail to meet such covenants in the future, there can be no assurances that the Company's lenders would agree to waive any future covenant violations, renegotiate and modify the terms of their loans, or further extend the maturity date, should it become necessary to do so. Further, there can be no assurances that the Company will be able to meet its revenue, cost or income projections, upon which the debt covenants are based.

         Management believes that cash flows from operations and its borrowing capacity are sufficient to support the Company's operations and general business and capital requirements through at least June 30, 2007. Such conclusions are predicated upon sufficient cash flows from operations and the continued availability of a revolving credit facility. The risks associated with cash flows from operations are mitigated by the Company's low gross profit margin. Unless extraordinary, decreases in revenue should be accompanied by corresponding decreases in costs, resulting in minimal impact to liquidity. The risks associated with the revolving credit facility are as discussed above.

         INFLATION

         While inflation has not had a material impact on the Company's results of operations for the periods presented herein, recent fluctuations in fuel prices can and do affect the Company's operating costs.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the effect of changing interest rates. At June 30, 2006, the Company's debt consisted of approximately $5,557,000 of fixed rate debt with a weighted average interest rate of 9.35% and $9,371,000 of variable rate debt with a weighted average interest rate of 7.72%. The variable rate debt consists of borrowings of revolving line of credit debt at the bank's prime rate (8.25% at June 30, 2006). If interest rates on variable rate debt were to increase by 83 basis points (one-tenth of the weighted average interest rate at June 30, 2006), the net impact to the Company's results of operations and cash flows for the six months ended June 30, 2006 would be a decrease of income before provision for income taxes and cash flows from operating activities of approximately $36,000. Maximum borrowings of revolving line of credit debt during the six months ended June 30, 2006 were $10,872,000.

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

         On July 12, 2006, the Company filed Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2005. This amendment reflected a change in the description of the First Choice transaction and resolved the previously disclosed SEC comment.


ITEM 4 - Submission of Matters to a Vote of Security Holders

         On June 7, 2006, the Company held its annual meeting of stockholders. The following sets forth a brief description of each matter which was acted upon, as well as the votes cast for, against or withheld for each such matter, and, where applicable, the number of abstentions and broker non-votes for each matter:

         1. Election of Directors.

            Name of Director                   Votes For         Withheld
            -------------------------          ---------         --------
             Albert W. Van Ness, Jr.           8,391,349          250,816
             Thomas E. Durkin III              8,336,898          305,267
             John A. Simourian                 8,381,996          260,169
             Peter Young                       8,382,890          259,275

2. Approval of the Amendment to the 2000 Stock Incentive Plan.

             Votes For:                        1,508,538
             Votes Against:                      527,475
             Abstentions:                         13,712
             Broker Non-Votes:                 6,592,440

ITEM 6 - Exhibits

(a)      Exhibits

         10.1 Form of Amended and Restated Employment Agreement dated April 14, 2004 with William T. Brannan (Employment Agreements of Albert W. Van Ness, Jr., Michael Brooks, Russell J. Reardon, and Mark T. Carlesimo are in the same form).

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



Dated: August 16, 2006                       CD&L, INC.




                                             By: \s\ Russell J. Reardon
                                                 ------------------------------
                                                 Russell J. Reardon
                                                 Vice President and
                                                 Chief Financial Officer